Form 10-K
period 2017-12-31
PROSPERITY BANCSHARES INC
filed 2018-02-28
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2017

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

Registrant’s Telephone Number, Including Area Code: (281) 269-7199

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of common stock held by non-affiliates as of June 30, 2017, based on the closing price of the common stock on the New York Stock Exchange on June 30, 2017 was approximately $4.24 billion.

As of February 26, 2018, the number of outstanding shares of common stock was 69,831,710.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2018 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2017, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PROSPERITY BANCSHARES, INC.®

2017 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of December 31, 2017, the Bank operated 242 full service banking locations; 65 in the Houston area, including The Woodlands; 29 in the South Texas area, including Corpus Christi and Victoria; 33 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area, including Austin and San Antonio; 34 in the West Texas area, including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com.

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

Operating under a community banking philosophy, the Company seeks to develop broad customer relationships based on service and convenience while maintaining its prudent approach to lending and sound asset quality. The Company has grown through a combination of internal growth, the acquisition of community banks and branches of banks and the opening of new banking centers. As a result of its stable customer relationships, the Company is able to maintain a low cost of funds. Utilizing that and employing stringent cost controls, the Company has been profitable in every year of its existence, including the periods of adverse economic conditions in Texas and Oklahoma.

In addition to internal growth, the Company completed the following acquisitions within the last ten years (through December 31, 2017):

Acquired Entity	Acquired Bank	Completion Date	Number of Banking Centers Acquired (1)
Texas United Bancshares, Inc.	State Bank, GNB Financial, n.a., Gateway National Bank and Northwest Bank	2007	34
The Bank of Navasota	The Bank of Navasota	2007	1
Banco Popular, NA (6 branches)	N/A	2008	5
1st Choice Bancorp	1st Choice Bank	2008	1
Franklin Bank (from FDIC, as receiver) (2)	N/A	2008	33
U.S. Bank (3 branches)	N/A	2010	3
First Bank (19 branches)	N/A	2010	15
Texas Bankers, Inc.	Bank of Texas	2012	2
The Bank Arlington	The Bank Arlington	2012	1
American State Financial Corporation	American State Bank	2012	37
Community National Bank	Community National Bank	2012	1
East Texas Financial Services, Inc.	Firstbank	2013	4
Coppermark Bancshares, Inc.	Coppermark Bank	2013	6
FVNB Corp.	First Victoria National Bank	2013	20
F&M Bancorporation Inc.	The F&M Bank & Trust Company	2014	11
Tradition Bancshares, Inc.	Tradition Bank	2016	7

(1) The number of banking centers added does not include any locations of the acquired entity that were closed and consolidated with existing banking centers of the Company upon consummation of the transaction or closed after consummation of the transaction.

(2) The Company assumed approximately $3.6 billion of deposits and acquired certain assets, including 33 banking centers, from the Federal Deposit Insurance Corporation (“FDIC”), acting in its capacity as receiver for Franklin Bank.

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

As of December 31, 2015, Tradition, on a consolidated basis, reported total assets of $548.0 million, total loans of $253.3 million, total deposits of $488.9 million and shareholders’ equity of $43.1 million. Under the terms of the definitive agreement, the Company issued 679,528 shares of Company common stock plus $39.0 million in cash for all outstanding shares of Tradition capital stock, for a total merger consideration of $71.5 million, based on the Company’s closing stock price of $47.86 on December 31, 2015. As of December 31, 2017, the Company recognized goodwill of $32.0 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared with the fair value of the assets acquired. Additionally, the Company recognized $5.6 million of core deposit intangibles.

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

As of December 31, 2017, the Company and the Bank had 3,017 full-time equivalent associates, 790 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be good. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Bank tailors its products to the specific needs of customers in a given market. At December 31, 2017, the Bank maintained approximately 595,500 separate deposit accounts including certificates of deposit and 53,200 separate loan accounts. At December 31, 2017, noninterest-bearing demand deposits were 31.6% of the Bank’s total deposits. For the year ended December 31, 2017, the Company’s average cost of funds was 0.33% and the Company’s average cost of deposits (excluding all borrowings) was 0.27%.

The Company has been an active real estate lender, with commercial real estate (including multifamily residential) and 1-4 family residential loans comprising 33.1% and 24.5%, respectively, of the Company’s total loans as of December 31, 2017. The Company also offers commercial loans, loans for automobiles and other consumer durables, home equity loans, debit and credit cards, internet banking and other cash management services, mobile banking, trust and wealth management, retail brokerage services, mortgage banking services and automated telephone banking. The Company offers businesses a broad array of loan products including term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery; land development and interim construction loans for builders; and owner-occupied and non-owner occupied commercial real estate loans.

By offering certificates of deposit, interest checking accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products.

As of December 31, 2017, the Company maintains a trust department with total assets of $2.15 billion, including managed assets of $1.75 billion. The trust department provides trust services in the Company’s various market areas.

Business Strategies

The Company’s main objective is to increase deposits and loans through internal growth, as well as through acquisition opportunities, while maintaining efficiency, individualized customer service and maximizing profitability. To achieve this objective, the Company has employed the following strategic goals:

Continue Community Banking Emphasis. Although the Company has significantly grown in the last several years, it intends to continue operating as a community banking organization focused on meeting the specific needs of consumers and small and medium-sized businesses in its market areas. The Company provides a high degree of responsiveness combined with a wide variety of banking products and services. The Company staffs its banking centers with experienced bankers who possess lending expertise in the specific industries found in the given community, and gives them authority within general parameters to make certain pricing and credit decisions, avoiding the bureaucratic structure of larger banks. Each banking center has its own listed local business telephone number. Customers are served by a local banker with decision making authority.

Expand Market Share Through Internal Growth and a Disciplined Acquisition Strategy. The Company intends to continue seeking opportunities, both inside and outside its existing markets, to expand either by acquiring existing banks or branches of banks or by establishing new banking centers. All of the Company’s acquisitions have been accretive to earnings within 12 months after acquisition date and generally have supplied the Company with relatively low-cost deposits which have been used to fund the Company’s lending and investing activities. However, future acquisitions, if any, may not be accretive to earnings within any particular time period. Factors used by the Company to evaluate expansion opportunities include (1) the similarity in management and operating philosophies, (2) whether the acquisition will be accretive to earnings and enhance shareholder value, (3) whether the acquisition will strategically expand the Company’s geographic footprint and (4) the opportunity to enhance the Company’s market presence in existing market areas.

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its prudent approach to lending, the Company has emphasized both new and existing loan products, focusing on increasing its commercial real estate and commercial loan portfolios. During 2017, the Company’s total loans increased from $9.62 billion to $10.02 billion or 4.1%. Construction, land development and other land loans increased 19.4%, and represented 15.1% of the total loan portfolio as of December 31, 2017. Commercial real estate loans (including multifamily residential) increased 4.9%, and represented 33.1% of the total portfolio, as of December 31, 2017.

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

Competition

The banking business is highly competitive, and the profitability of the Company depends principally on its ability to compete in its market areas. The Company competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based nonbank lenders and certain other nonfinancial entities, including retail stores that may maintain their own credit programs and certain governmental organizations that may offer more favorable financing than the Company. The Company believes it has been able to compete effectively with other financial institutions by emphasizing customer service, technology and responsive decision-making with respect to loans, by establishing long-term customer relationships and building customer loyalty and by providing products and services designed to address the specific needs of its customers.

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

Regulatory Restrictions on Dividends. The Company is regarded as a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues is dividends received from the Bank. As described in more detail below, federal and state law places limitations on the amount that banks may pay in dividends, which the Bank must adhere to when paying dividends to the Company. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if the prospective rate of earnings retention is consistent with the organization’s expected capital needs and financial condition. The Federal Reserve Board’s policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. The Federal Reserve Board is authorized to limit or prohibit the payment of dividends if, in the Federal Reserve Board’s opinion, the payment of dividends would constitute an unsafe or unsound practice in light of a bank holding company’s financial condition. In addition, the Federal Reserve Board has indicated that each bank holding company should carefully review its dividend policy, and has discouraged payment ratios that are at maximum allowable levels, which is the maximum dividend amount that may be issued and allow the company to still maintain its target Tier 1 capital ratio, unless both asset quality and capital are very strong.

Stress Testing. In accordance with rules adopted by the Federal Reserve Board pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), institutions with average total consolidated assets greater than $10 billion, such as the Company and the Bank, are required to conduct an annual company-run stress test of capital and consolidated earnings and losses under one base and at least two stress scenarios provided by bank regulatory agencies. Public disclosure of summary stress test results under the severely adverse scenario will occur between October 15 and October 31. The Company’s capital ratios reflected in the stress test calculations are an important factor considered by the Federal Reserve Board in evaluating the capital adequacy of the Company and the Bank and determining whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.

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

Scope of Permissible Activities. Under the BHCA, bank holding companies generally may not acquire a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and may not engage in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve Board has determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In approving acquisitions or the addition of activities, the Federal Reserve Board considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

Notwithstanding the foregoing, the Gramm-Leach-Bliley Act eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. Generally, no regulatory approval will be required for a financial holding company, such as the Company, to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature as determined by the Federal Reserve Board.

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

Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board’s Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis if those activities caused a substantial loss to a depository institution. The penalties can be in excess of $1.0 million for each day the activity continues.

Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Basel III Capital Adequacy Requirements. In July 2013, the Federal Reserve Board and the FDIC published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implemented the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratio calculations and also address risk weights and other issues affecting the denominator. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015, subject to a phase-in period for certain provisions.

The Basel III Capital Rules, among other things, include a capital measure called “Common Equity Tier 1” (“CET1”) and specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements. The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and are being phased-in over a four-year transition period (beginning at 40% on January 1, 2015 and increasing by an additional 20% per year thereafter).  In October 2017, however, the banking agencies proposed rules to modify the thresholds for deductions from CET1 and in connection with that rule proposal, in November 2017, extended the transition period for financial institutions with assets less than $50 billion, like the Company and the Bank. Under the Basel III Capital Rules, trust preferred securities no longer included in Tier 1 capital of bank holding companies may be included as Tier 2 capital on a permanent basis.

The Basel III Capital Rules also require a capital conservation buffer, composed entirely of CET1 that is designed to absorb losses during periods of economic stress and has the effect of increasing the minimum required risk-weighted capital ratios, but has no effect on the leverage ratio. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and is being phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The required phase-in buffer during 2017 was 1.25%.  The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The minimum capital ratios under the Basel III Capital Rule, including the capital conservation buffer, that were effective as of January 1, 2017 are (1) 5.75% CET1 to risk-weighted assets, (2) 7.25% Tier 1 capital to risk-weighted assets, (3) 9.25% total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets and (4) 4.0% Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”). As of December 31, 2017, the Company’s ratio of CET1 to risk-weighted assets was 15.08%, Tier 1 capital to risk-weighted assets was 15.08%, total capital to risk-weighted assets was 15.74% and Tier 1 capital to average quarterly assets was 9.31%.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company to maintain an additional capital conservation buffer of 2.5% CET1, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) total capital to risk-weighted assets of 10.5% and (4) a leverage ratio of 4.0%.

With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations as discussed below under “The Bank—Corrective Measures for Capital Deficiencies.”

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expands the risk-weighting categories from the general risk-based capital rules to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

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

One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. Neither the LCR rule nor the proposed NSFR rule apply to U.S. banking organizations with less than $50 billion in total consolidated assets such as the Company and the Bank.

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

Acquisitions by Bank Holding Companies. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, 5% or more of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider, among other things, the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served and various competitive factors.

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

The Bank

The Bank is a Texas-chartered banking association, the deposits of which are insured by the DIF of the FDIC. The Bank is not a member of the Federal Reserve System, therefore the Bank is subject to supervision and regulation by the FDIC and the Texas Department of Banking. Such supervision and regulation subject the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Texas Department of Banking. Because the Federal Reserve Board regulates the Company, the Federal Reserve Board also has supervisory authority which affects the Bank. Further, because the Bank has total assets of over $10 billion, the Bank is also subject to supervision and regulation by the Consumer Financial Protection Bureau (“CFPB”). The CFPB regulates the offering and provision of consumer financial products and services under the federal consumer financial laws.

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

Branching. Pursuant to the Dodd-Frank Act, banks are permitted to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state, subject to applicable regulatory review and approval requirements. The Dodd-Frank Act also modified certain regulatory requirements for interstate mergers and acquisitions, including that the acquiring bank must be well capitalized and well managed. Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas or any other state, subject to federal law requirements, provided that the branch is approved in advance by the Texas Department of Banking. The branch must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its nonbanking affiliates, including the Company, are subject to Section 23A and Section 23B of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions to 10% of the Bank’s capital stock and surplus and requires that such transactions be secured by designated amounts of specified collateral. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries. Section 23B generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

Loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) are subject to restrictions contained in the Federal Reserve Act and Regulation O, which apply to all insured institutions and their subsidiaries and holding companies. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company’s principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be “undercapitalized.” The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend. The Bank is also subject to limitations on the payment of dividends under Texas law. Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Bank’s ability to raise interest rates and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights and civil money penalties in each jurisdiction in which the Bank operates. Failure to comply with consumer protection requirements may also result in the Bank’s failure to obtain any required regulatory approval for merger or other acquisition transactions the Bank may wish to pursue or its prohibition from engaging in such transactions even if approval is not required.

The Dodd-Frank Act established the CFPB, which has supervisory, examination and enforcement authority over depository institutions with total assets of $10 billion or greater and other providers of consumer financial products or services. The CFPB has broad rulemaking authority for a wide range of federal consumer financial laws, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB can issue cease-and-desist orders against banks and other entities that violate federal consumer financial laws and may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction.

Customer Information Security. The federal banking agencies have adopted guidelines for safeguarding confidential, personal, nonpublic customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank has adopted a customer information security program to comply with these requirements.

Examinations. The FDIC periodically examines and evaluates state non-member banks, like the Bank. The Texas Department of Banking also conducts examinations of Texas-chartered banks, but may accept the results of a federal examination in lieu of conducting an independent examination. Additionally, the FDIC and Texas Department of Banking may elect to conduct a joint examination. Because the Bank has total assets of over $10 billion, the CFPB also has examination authority with respect to the Bank’s compliance with federal consumer protection laws.

Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The FDIC’s risk-based capital guidelines generally require state banks to have minimum ratios of CET1 to risk-weighted assets of 4.5%, Tier 1 capital to total risk-weighted assets of 6.0% and total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2017, the Bank’s ratio of CET1 to risk-weighted assets was 14.98%, Tier 1 capital to total risk-weighted assets was 14.98% and its ratio of total capital to total risk-weighted assets was 15.65%.

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets. As of December 31, 2017, the Bank’s ratio of Tier 1 capital to average quarterly assets (leverage ratio) was 9.25%.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”

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

•

A bank is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%; a CET1 capital ratio less than 4.5%; a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%.

•

A bank is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%; a CET1 capital ratio less than 3.0%; a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%.

•	A bank is “critically undercapitalized” if it has a tangible equity ratio to total assets that is equal to or less than 2.0%.

At December 31, 2017, the Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations in effect as of such date.

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

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve Board adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to the Bank and other card-issuing banks for processing electronic payment transactions. Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve Board also has rules governing routing and exclusivity that require issuers to offer at least two unaffiliated networks for routing transactions on each debit or prepaid product.

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

Community Reinvestment Act. The Community Reinvestment Act of 1977 (“CRA”) and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their communities, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s CRA record when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery, and Enforcement Act (“FIRREA”) requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a financial holding company or a bank holding company, the CRA performance records of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

Anti-Money Laundering and Anti-Terrorism Legislation. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. The regulations also impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution and could block or substantially delay a merger or other acquisition transaction.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences, including substantial delay or blocking of a merger or other acquisition transaction.

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

The Federal Reserve Board and FDIC review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of this supervisory initiative will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Changes in monetary policy, including changes in interest rates, could influence the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, and could also affect (1) the Company’s ability to originate loans and obtain deposits, (2) the fair value of the Company’s financial assets and liabilities and (3) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings also could be adversely affected if the interest rates received on loans and other investments decrease more quickly than the interest rates paid on deposits and other borrowings. Further, the Company’s assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s business depends on its ability to successfully manage credit risk.

Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be repaid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the United States, generally, or our market areas, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting their market for products and services and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property.

Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Many of our loans are made to small and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, we may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, in June 2016, the Financial Accounting Standards Board issued a new accounting standard that will replace the current approach under GAAP for establishing allowances for credit losses, which generally considers only past event and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. The standard is expected to result in increases to allowance levels generally and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. The standard will be effective for us beginning in 2020. See “Notes to Consolidated Financial Statements—Note 1—Summary of Accounting Policies—Pending Accounting Pronouncements” for additional information about the standard.

The Company’s profitability depends significantly on local economic conditions.

The Company’s success depends primarily on the general economic conditions of the primary markets in Texas and Oklahoma in which it operates and where its loans are concentrated. The local economic conditions in Texas and Oklahoma have a significant impact on the Company’s commercial, real estate and construction, land development and other land loans; the ability of its borrowers to repay their loans; and the value of the collateral securing these loans. Accordingly, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. In addition, due to the large number of oil and gas companies in the Company’s market areas, the volatility in oil prices may negatively impact economic conditions in these areas. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company could experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, a decline in commodity prices, recession, weather extremes, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and could negatively affect the Company’s financial condition, results of operations and cash flows.

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

If the Company is unable to manage its growth effectively, its operations and profitability could be negatively affected.

The Company faces a variety of risks and difficulties pursuing its growth strategy, including:

•	finding suitable markets for expansion;
•	finding suitable candidates for acquisition;
•	attracting funding to support additional growth;
•	maintaining asset quality;
•	attracting and retaining qualified management;
•	managing execution risks;
•	maintaining adequate regulatory capital; and
•	scaling technology platforms.

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

Approximately 80.5% of the Company’s total loans as of December 31, 2017 consisted of loans included in the real estate loan portfolio, with 38.1% in commercial real estate (including farmland and multifamily residential), 27.3% in residential real estate (including home equity) and 15.1% in construction, land development and other land loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for credit losses, which could adversely affect its financial condition, results of operations and cash flows.

The Company’s commercial real estate and commercial loans expose it to increased credit risks, and these risks will increase if the Company succeeds in increasing these types of loans.

The Company, while maintaining its conservative approach to lending, has emphasized both new and existing loan products, focusing on managing its commercial real estate (including farmland and multifamily residential) and commercial loan portfolios, and intends to continue to increase its lending activities and acquire loans in possible future acquisitions. As a result, commercial real estate and commercial loans as a proportion of its portfolio could increase. As of December 31, 2017, commercial real estate (including farmland and multifamily residential) and commercial loans totaled $5.30 billion. In general, commercial real estate loans and commercial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. These types of loans are also typically larger than residential real estate loans. Accordingly, the deterioration of one or several of these loans could cause a significant increase in nonperforming loans, which could result in a loss of earnings from these loans and an increase in the provision for credit losses and net charge-offs.

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

We rely on customer deposits as a significant source of funding, and our deposits may decrease in the future.

We rely on customer deposits as a significant source of funding. Competition among U.S. banks for customer deposits is intense, and may increase the cost of deposits or prevent new deposits, and may otherwise negatively affect our ability to grow our deposit base. Our deposit accounts may decrease in the future, and any such decrease could have an adverse impact on our sources of funding, which impact could be material. Any changes we make to the rates offered on our deposit products to remain competitive with other financial institutions may adversely affect our profitability and liquidity. The demand for the deposit products we offer may also be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products or the availability of competing products.

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2017, the Company’s goodwill totaled $1.90 billion. Although the Company has not recorded any such impairment charges since it initially recorded the goodwill, the Company’s future evaluations of goodwill could result in findings of impairment and related write-downs, which may have a material adverse effect on its financial condition and results of operations.

The Company’s accounting estimates and risk management processes rely on analytical and forecasting models and tools that may prove to be inaccurate.

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

The Company may need to raise additional capital in the future and such capital may not be available when needed on acceptable terms or at all.

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

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems, whether caused by physical damage, hackers, viruses or other malware, could jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure as well as result in failures or disruptions in the Company’s customer relationship management, general ledger, deposits, servicing or loan origination systems. While the Company maintains specific “cyber” insurance coverage, which the Company expects would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. In addition, cyber threat scenarios are inherently difficult to predict and can take many forms, some of which may not be covered under the Company’s cyber insurance coverage. Although the Company, with the help of third-party service providers, has and intends to continue to implement security technology and operational procedures to prevent such damage, these security measures may not entirely mitigate these risks. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms the Company and its third-party service providers use to protect client transaction data. The occurrence of any such failures, interruptions or security breaches could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

The Company’s operations rely on external vendors, which may fail to provide adequate services.

The Company relies on certain external vendors to provide products and services necessary to maintain its day-to-day operations. These third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While the Company has selected these third-party vendors carefully, it does not control their actions. Any complications caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interfere with the vendor’s ability to provide services. Furthermore, the Company’s vendors could also be sources of operational and information security risk, including from breakdowns or failures of their own systems or capacity constraints, and reputational risk. Replacing these third-party vendors could also create significant delay and expense. Problems caused by external vendors could be disruptive to the Company’s operations, which could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

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

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Company may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to the Company’s operations and distracting to management. If the Company were to be found to have infringed one or more patents or other intellectual property rights, it may be required to pay substantial damages or royalties to a third-party. In certain cases, the Company may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase the Company’s operating expenses. If legal matters related to intellectual property claims were resolved against the Company or settled, the Company could be required to make payments in amounts that could have a material adverse effect on its business, financial condition and results of operations.

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
•

a provision that any special meeting of the Company’s shareholders may be called only by the chairman of the board and chief executive officer, the president, a majority of the Board of Directors or the holders of at least 50% of the Company’s shares entitled to vote at the meeting; and

•

a provision establishing certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at an annual or special meeting of shareholders.

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

There may be extreme fluctuations in the Company’s stock price.

The trading price for the Company’s common stock may fluctuate significantly in response to a variety of factors outside our control, including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us and/or our competitors;

•	new technology used, or services offered, by competitors;

•	cybersecurity breaches;

•	actions by institutional shareholders;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations;

•	geopolitical conditions such as acts or threats of terrorism or military conflicts;

•	general market conditions, including real or anticipated changes in the strength of the Texas and Oklahoma economies; and

•	industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, oil price volatility or credit loss.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2017, the Company conducted business at 242 full-service banking centers. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe, in the Galleria area in Houston, Texas. The Company also owns or leases other facilities in which its banking centers are located as listed below by geographical market area. The expiration dates of the leases range from 2018 to 2032 and do not include renewal periods which may be available at the Company’s option.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2017:

Geographical Area	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2017
			(dollars in thousands)
Bryan/College Station area	16	—	$1,158,880
Houston area	65	13	6,238,693
Central Texas area	29	3	1,452,985
Dallas/Fort Worth area	33	6	1,628,023
East Texas area	22	—	747,995
West Texas area	34	6	2,362,031
South Texas area	29	3	2,609,484
Central Oklahoma area	6	1	664,195
Tulsa Oklahoma area	8	2	959,174
	242	34	$17,821,460
ITEM 3.	LEGAL PROCEEDINGS

The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. The Company and the Bank believe, after consultations with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The Company’s common stock is listed on the New York Stock Exchange under the symbol “PB.” As of February 26, 2018, there were 69,831,710 shares outstanding and 3,161 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low intra-day sales prices for the common stock as reported by the New York Stock Exchange:

2017	High	Low
Fourth Quarter	$73.00	$61.95
Third Quarter	66.75	55.84
Second Quarter	71.97	61.29
First Quarter	77.87	65.34

2016	High	Low
Fourth Quarter	$73.68	$52.81
Third Quarter	56.27	45.94
Second Quarter	54.57	43.28
First Quarter	47.50	33.57

Dividends

Holders of common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. Although the Company has declared dividends on its common stock since 1994, and paid quarterly dividends aggregating $1.38 per share for 2017 and $1.24 per share for 2016, the Company could discontinue payment of dividends in the future. Future dividends on the common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the Board of Directors of the Company.

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

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter) for the Company’s last two fiscal years were as follows:

	2017	2016
Fourth Quarter	$0.36	$0.34
Third Quarter	0.34	0.30
Second Quarter	0.34	0.30
First Quarter	0.34	0.30

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2017, the Company had restricted stock issued under its 2004 and 2012 stock incentive plans, both of which were approved by the Company’s shareholders. The following table provides information as of December 31, 2017 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	890,867	(1)
Equity compensation plans not approved by security holders	—	—	—
	—	$—	890,867

(1)	All of these awards are available under the Company’s 2012 Stock Incentive Plan. The Company’s other stock award plans have expired, and no new awards may be issued thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2012 to December 31, 2017, with the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2012 in the Company’s common stock, the S&P 500 Total Return Index and the Nasdaq Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Prosperity Bancshares, Inc., the S&P 500 Index, and the NASDAQ Bank Index

*	$100 invested on 12/31/12 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/12	12/13	12/14	12/15	12/16	12/17
Prosperity Bancshares, Inc.	$100.00	$153.42	$136.22	$120.29	$184.66	$184.00
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
NASDAQ Bank	100.00	140.76	146.90	157.63	216.24	227.94

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company for, and as of the end of, each of the years in the five-year period ended December 31, 2017, is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2017	2016(1)	2015	2014(1)	2013(1)
	(In thousands, except per share data)
Income Statement Data:
Interest income	$677,355	$675,779	$669,701	$714,795	$539,297
Interest expense	60,492	43,159	39,191	43,641	40,471
Net interest income	616,863	632,620	630,510	671,154	498,826
Provision for credit losses	14,325	24,000	7,560	18,275	17,240
Net interest income after provision for credit losses	602,538	608,620	622,950	652,879	481,586
Noninterest income	116,633	118,425	120,781	120,832	95,427
Noninterest expense	313,101	318,387	313,536	327,962	247,196
Income before taxes	406,070	408,658	430,195	445,749	329,817
Provision for income taxes	133,905	134,192	143,549	148,308	108,419
Net income	$272,165	$274,466	$286,646	$297,441	$221,398
Per Share Data:
Basic earnings per share	$3.92	$3.94	$4.09	$4.32	$3.66
Diluted earnings per share	3.92	3.94	4.09	4.32	3.65
Book value per share	55.03	52.41	49.45	46.50	42.19
Cash dividends declared per share	1.3800	1.2400	1.1175	0.9925	0.8850
Dividend payout ratio	35.23%	31.42%	27.30%	22.99%	24.41%
Weighted average shares outstanding (basic)	69,484	69,674	70,033	68,855	60,421
Weighted average shares outstanding (diluted)	69,484	69,680	70,049	68,911	60,578
Shares outstanding at end of period	69,491	69,491	70,022	69,780	66,048
Balance Sheet Data (at period end):
Total assets	$22,587,292	$22,331,072	$22,037,216	$21,507,733	$18,642,028
Securities	9,672,116	9,726,086	9,502,427	9,045,776	8,224,448
Loans	10,020,773	9,622,060	9,438,589	9,244,183	7,775,221
Allowance for credit losses	84,041	85,326	81,384	80,762	67,282
Total goodwill and intangibles	1,939,687	1,946,629	1,918,244	1,933,138	1,713,569
Other real estate owned	11,152	15,463	2,963	3,237	7,299
Total deposits	17,821,460	17,307,302	17,681,119	17,693,158	15,291,271
Federal funds purchased and other borrowings	505,223	990,781	491,399	8,724	10,689
Junior subordinated debentures	—	—	—	167,531	124,231
Total shareholders’ equity	3,824,154	3,642,311	3,462,910	3,244,826	2,786,818

(Table continued on the next page)

	As of and for the Years Ended December 31,
	2017		2016(1)		2015		2014(1)	2013(1)
	(In thousands, except per share data)
Average Balance Sheet Data:
Total assets	$22,340,201		$21,880,762		$21,618,604		$20,596,929	$16,255,914
Securities	9,681,763		9,401,669		9,541,443		8,723,011	7,932,782
Loans	9,822,225		9,629,714		9,200,765		8,988,069	6,202,897
Allowance for credit losses	84,410		84,189		80,894		72,714	57,001
Total goodwill and intangibles	1,942,999		1,947,979		1,934,099		1,853,350	1,395,323
Total deposits	17,015,372		17,348,387		17,157,864		16,690,344	12,764,302
Junior subordinated debentures	—		2,081		29,443		154,902	91,584
Total shareholders’ equity	3,750,727		3,566,931		3,368,788		3,080,324	2,378,234
Performance Ratios:
Return on average assets	1.22%		1.25%		1.33%		1.44%	1.36%
Return on average common equity	7.26%		7.69%		8.51%		9.66%	9.31%
Net interest margin (tax equivalent)	3.19%		3.35%		3.38%		3.80%	3.58%
Efficiency ratio(2)	42.76%		42.50%		41.87%		41.81%	41.60%
Asset Quality Ratios(3):
Nonperforming assets to total loans and other real estate	0.37%		0.50%		0.46%		0.40%	0.29%
Net charge-offs to average loans	0.16%		0.21%		0.08%		0.05%	0.04%
Allowance for credit losses to total loans	0.84%		0.89%		0.86%		0.87%	0.87%
Allowance for credit losses to nonperforming loans(4)	319.9%		261.8%		201.8%		240.3%	443.3%
Capital Ratios(3):
Leverage ratio	9.31%	(6)	8.68%	(6)	7.97%	(6)	7.69%	7.42%
Average shareholders’ equity to average total assets	16.79%		16.30%		15.58%		14.96%	14.63%
CET1 capital ratio(5)	15.08%	(6)	14.48%	(6)	13.55%	(6)	N/A	N/A
Tier 1 risk-based capital ratio	15.08%	(6)	14.48%	(6)	13.55%	(6)	13.80%	13.27%
Total risk-based capital ratio	15.74%	(6)	15.20%	(6)	14.25%	(6)	14.56%	14.02%

(1)

The Company completed the acquisition of Tradition Bancshares, Inc. on January 1, 2016. The Company completed one acquisition during the twelve-month period ended December 31, 2014 and three acquisitions during the twelve-month period ended December 31, 2013.

(2)

Represents a non-GAAP financial measure. Calculated by dividing total noninterest expense, excluding credit loss provision, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation. See “Management’s Discussion and Analysis of Financial Consolidation and Results of Operations—Results of Operations—Efficiency Ratio” on page 35 for calculation methodology and details.

(3)	At period end, except for net charge-offs to average loans and average shareholders’ equity to average total assets, which are for periods ended at such dates.
(4)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and any other loan management deems to be nonperforming.
(5)	CET1 capital ratio is required under the Basel III Capital Rules effective January 1, 2015.
(6)	Calculated pursuant to the phase-in provisions of the Basel III Capital Rules.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company generates the majority of its revenues from interest income on loans, service charges and fees on customer accounts and income from investment in securities. The Company also earns revenues from various additional products and services it provides, including trust services, mortgage lending, brokerage, credit card and independent sales organization sponsorship operations. The Company’s revenues are partially offset by interest expense paid on deposits and other borrowings and noninterest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is the Company’s largest source of revenue. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.

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

Net income was $272.2 million, $274.5 million and $286.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, and diluted earnings per share were $3.92, $3.94 and $4.09, respectively, for these same periods. The change in net income during 2017 was principally due to an increase in interest expense and a decrease in loan discount accretion. The change in net income during 2016 was principally due to an increase in the provision for credit losses and the Tradition acquisition. The Company posted returns on average assets of 1.22%, 1.25% and 1.33% and returns on average common equity of 7.26%, 7.69% and 8.51% for the years ended December 31, 2017, 2016 and 2015, respectively. The Company’s efficiency ratio was 42.76% in 2017, 42.50% in 2016 and 41.87% in 2015. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from our lending activities and fee-based banking services, net gains and losses on the sale of assets and securities are not included. Additionally, taxes are not part of this calculation.

Total assets at December 31, 2017 and 2016 were $22.59 billion and $22.33 billion, respectively. Total deposits were $17.82 billion at December 31, 2017, an increase of $514.2 million or 3.0% compared with $17.31 billion at December 31, 2016. Total loans were $10.02 billion at December 31, 2017, an increase of $398.7 million or 4.1% compared with $9.62 billion at December 31, 2016.

At December 31, 2017, the Company had $26.3 million in nonperforming loans, and its allowance for credit losses was $84.0 million compared with $32.6 million in nonperforming loans and an allowance for credit losses of $85.3 million at December 31, 2016. Shareholders’ equity was $3.82 billion  and $3.64 billion at December 31, 2017 and 2016, respectively.

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

As of December 31, 2015, Tradition, on a consolidated basis, reported total assets of $548.0 million, total loans of $253.3 million, total deposits of $488.9 million and shareholders’ equity of $43.1 million. Under the terms of the definitive agreement, the Company issued 679,528 shares of its common stock plus $39.0 million in cash for all outstanding shares of Tradition capital stock, for total merger consideration of $71.5 million, based on the Company’s closing stock price of $47.86. As of December 31, 2017, the Company recognized goodwill of $32.0 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared with the fair value of the assets acquired. Additionally, the Company recognized $5.6 million of core deposit intangibles during 2016.

On January 1, 2016, in connection with the acquisition of Tradition, the Company assumed $7.2 million in junior subordinated debentures. During the second quarter of 2016, the Company redeemed all of the junior subordinated debentures. Accordingly, as of December 31, 2016 and 2017, the Company had no junior subordinated debentures outstanding.

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit is below the carrying value of its equity. Under Accounting Standards Codification (“ASC”) topic 350-20, “Intangibles—Goodwill and Other—Goodwill,” companies have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment. An entity has an unconditional option to bypass the qualitative assessment described in the preceding paragraph for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The Company currently utilizes a qualitative assessment for its annual goodwill impairment analysis.

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

The Company had no intangible assets with indefinite useful lives at December 31, 2017. Core deposit intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These core deposit intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2017, management does not believe any of its goodwill is impaired as of December 31, 2017, because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at December 31, 2017, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

Other-Than-Temporarily Impaired Securities—When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment exists. Available for sale and held to maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

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

Hurricane Harvey

On August 25, 2017, Hurricane Harvey came ashore in Rockport, Texas impacting numerous communities along the Texas Gulf coast. Prosperity Bank operates 94 banking centers in the Houston and South Texas areas, which include Beaumont, Corpus Christi and Victoria. All of those banking centers are currently operational, including three currently using a temporary facility. As of December 31, 2017, the Company has not experienced any material financial impact related to Hurricane Harvey.

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and made widespread changes to the U.S. tax code effective January 1, 2018. Under ASC Topic 740 “Income Taxes,” the Company was required to recalculate its deferred tax assets and liabilities to account for the future impact of lower corporate tax rates and lost deductions on these assets and liabilities. The recalculation resulted in a one-time non-cash charge of $1.4 million recorded to income tax expense for the year ended December 31, 2017.

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

2017 versus 2016. Net interest income before the provision for credit losses for 2017 was $616.9 million compared with $632.6 million for 2016, a decrease of $15.8 million or 2.5%. The decrease in net interest income was primarily due to a decrease in loan discount accretion of $17.1 million and a 13-basis-point increase in the average rate on interest-bearing liabilities, partially offset by an increase in average interest-earning assets of $474.1 million or 2.5%. Interest income was $677.4 million in 2017, an increase of $1.6 million or 0.2% compared with 2016. Interest income on loans was $468.3 million for 2017, a decrease of $6.7 million or 1.4% compared with 2016. This was primarily due to a decrease in loan discount accretion of $17.1 million, partially offset by an increase in average loans of $192.5 million or 2.0%. The Company had $34.7 million of total outstanding discounts on purchased loans, of which $28.7 million was accretable at December 31, 2017. Interest income on securities was $208.2 million during 2017, an increase of $7.8 million or 3.9% compared with 2016 due primarily to an increase in average securities of $280.1 million or 3.0%. Average interest-bearing liabilities increased $62.8 million or 0.5% during 2017 compared with 2016. The average rate on interest-bearing liabilities increased from 0.33% to 0.46% during the same time period, resulting in an increase in interest expense of $17.3 million. The total cost of funds increased to 0.33% during 2017 from 0.24% during 2016.

Net interest margin, defined as net interest income divided by average interest-earning assets, on a tax equivalent basis, was 3.19% for 2017, a decrease of 16 basis points compared with 3.35% for 2016.

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

Net interest margin, on a tax equivalent basis, was 3.35% for 2016, a decrease of 3 basis points compared with 3.38% for 2015.

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

	Years Ended December 31,
	2017			2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,822,225	$468,338	4.77%	$9,629,714	$475,059	4.93%	$9,200,765	$475,427	5.17%
Investment securities	9,681,763	208,189	2.15%	9,401,669	200,375	2.13%	9,541,443	194,003	2.03%
Federal funds sold and other earning assets	83,324	828	0.99%	81,804	345	0.42%	116,283	271	0.23%
Total interest-earning assets	19,587,312	677,355	3.46%	19,113,187	675,779	3.54%	18,858,491	669,701	3.55%
Allowance for credit losses	(84,410)			(84,189)			(80,894)
Noninterest-earning assets	2,837,299			2,851,764			2,841,007
Total assets	$22,340,201			$21,880,762			$21,618,604
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,816,996	$11,703	0.31%	$4,066,799	$9,843	0.24%	$3,873,495	$8,776	0.23%
Savings and money market deposits	5,561,853	18,705	0.34%	5,658,441	15,016	0.27%	5,505,524	13,488	0.24%
Certificates and other time deposits	2,289,296	15,904	0.69%	2,505,526	14,266	0.57%	2,754,466	13,810	0.50%
Federal funds purchased and other borrowings	1,142,897	12,908	1.13%	524,492	3,065	0.58%	623,441	1,508	0.24%
Securities sold under repurchase agreements	328,652	1,272	0.39%	319,551	932	0.29%	329,745	818	0.25%
Junior subordinated debentures	—	—	—	2,081	37	1.78%	29,443	791	2.69%
Total interest-bearing liabilities	13,139,694	60,492	0.46%	13,076,890	43,159	0.33%	13,116,114	39,191	0.30%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,347,227			5,117,621			5,024,379
Other liabilities	102,553			119,320			109,323
Total liabilities	18,589,474			18,313,831			18,249,816
Shareholders' equity	3,750,727			3,566,931			3,368,788
Total liabilities and shareholders' equity	$22,340,201			$21,880,762			$21,618,604
Net interest rate spread			3.00%			3.21%			3.25%
Net interest income and margin (1)		$616,863	3.15%		$632,620	3.31%		$630,510	3.34%
Net interest income and margin (tax equivalent) (2)		$624,707	3.19%		$640,285	3.35%		$636,612	3.38%

(1) The net interest margin is equal to net interest income divided by average interest-earning assets.

(2) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax equivalent adjustment has been computed using a federal income tax rate of 35% for the years ended December 31, 2017, 2016 and 2015 and other applicable effective tax rates.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes in interest rates. Changes in interest income and interest expense related to purchase accounting adjustments are allocated to rate. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

	Years Ended December 31,
	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans	$9,497	$(16,218)	$(6,721)	$22,165	$(22,533)	$(368)
Securities	5,970	1,844	7,814	(2,842)	9,214	6,372
Federal funds sold and other temporary investments	6	477	483	(80)	154	74
Total increase (decrease) in interest income	15,473	(13,897)	1,576	19,243	(13,165)	6,078
Interest-Bearing liabilities:
Interest-bearing demand deposits	(605)	2,465	1,860	438	629	1,067
Savings and money market accounts	(256)	3,945	3,689	375	1,153	1,528
Certificates of deposit	(1,231)	2,869	1,638	(1,248)	1,704	456
Other borrowings	3,613	6,230	9,843	(239)	1,796	1,557
Securities sold under repurchase agreements	27	313	340	(25)	139	114
Junior subordinated debentures	(37)	—	(37)	(735)	(19)	(754)
Total increase (decrease) in interest expense	1,511	15,822	17,333	(1,434)	5,402	3,968
Increase (decrease) in net interest income	$13,962	$(29,719)	$(15,757)	$20,677	$(18,567)	$2,110

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses.” The allowance for credit losses at December 31, 2017 was $84.0 million, representing 0.84% of total loans as of such date. Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given defaults and recovery rates, with no carryover of any existing allowance for credit losses. The provision for credit losses for the year ended December 31, 2017 was $14.3 million compared with $24.0 million for the year ended December 31, 2016 and $7.6 million for the year ended December 31, 2015. Net charge-offs for the years ended December 31, 2017, 2016 and 2015 were $15.6 million, $20.1 million and $6.9 million, respectively.

Noninterest Income

The Company’s primary sources of recurring noninterest income are nonsufficient funds (“NSF”) fees, credit, debit and ATM card income, and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its various additional products and services, including trust services, mortgage lending, brokerage and independent sales organization sponsorship operations. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. For the year ended December 31, 2017, noninterest income totaled $116.6 million, a decrease of $1.8 million or 1.5% compared with 2016. The decrease was primarily due to the net loss on sale of assets and decreases in mortgage and brokerage income, partially offset by a gain on sale of securities and an increase in service charges on deposit accounts.

For the year ended December 31, 2016, noninterest income totaled $118.4 million, a decrease of $2.4 million or 2.0% compared with 2015. The decrease was primarily due to a decrease in other noninterest income, brokerage income and NSF fees, partially offset by an increase in service charges on deposit accounts and mortgage income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Nonsufficient funds fees	$32,354	$33,536	$34,284
Credit card, debit card and ATM card income	24,425	23,561	23,534
Service charges on deposit accounts	21,327	18,832	17,095
Trust income	9,200	8,120	8,030
Mortgage income	4,053	7,076	5,720
Brokerage income	1,950	4,571	5,953
Bank owned life insurance income	5,430	5,663	5,548
Net (loss) gain on sale of assets	(1,921)	1,864	2,403
Gain on sale of securities	3,270	—	—
Other	16,545	15,202	18,214
Total noninterest income	$116,633	$118,425	$120,781

Noninterest Expense

For the year ended December 31, 2017, noninterest expense totaled $313.1 million, a decrease of $5.3 million or 1.7% compared with 2016. This decrease was primarily due to decreases in salaries and benefits and amortization of core deposit intangibles, partially offset by the write-down of other real estate.

For the year ended December 31, 2016, noninterest expense totaled $318.4 million, an increase of $4.9 million or 1.5% compared with 2015. This increase was primarily due to the Tradition acquisition.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Salaries and employee benefits(1)	$192,409	$197,897	$192,872
Non-staff expenses:
Net occupancy and equipment	22,402	23,058	23,638
Credit and debit card, data processing and software amortization	17,230	17,050	15,782
Regulatory assessments and FDIC insurance	14,311	12,735	14,433
Core deposit intangibles amortization	6,942	9,200	9,530
Depreciation	12,215	13,094	12,959
Communications(2)	10,592	11,561	11,121
Other real estate expense(3)	3,271	514	625
Other	33,729	33,278	32,576
Total noninterest expense	$313,101	$318,387	$313,536

(1)	Total salaries and employee benefits include $6.9 million, $9.5 million and $11.1 million in 2017, 2016 and 2015, respectively, in stock-based compensation expense.
(2)	Communications expense includes telephone, data circuits, postage, and courier expenses.
(3)	Other real estate expense is net of rental income and gains and losses on sales of real estate.

Salaries and Employee Benefits. Salaries and employee benefits were $192.4 million for the year ended December 31, 2017, a decrease of $5.5 million or 2.8% compared with 2016. This change was primarily due to a decrease in stock based compensation expense and commissions. Salaries and employee benefits were $197.9 million for the year ended December 31, 2016, an increase of $5.0 million or 2.6% compared with 2015. This change was primarily due to the Tradition acquisition and an increase in incentive compensation. The number of full-time equivalent associates employed by the Company were 3,017, 3,035 and 3,037 at December 31, 2017, 2016 and 2015, respectively. Total salaries and benefits for the year ended December 31, 2017 include $6.9 million in stock‑based compensation expense compared with $9.5 million and $11.1 million recorded for the years ended December 31, 2016 and 2015, respectively.

Credit and Debit Card, Data Processing and Software Amortization. Credit and Debit card, data processing and software amortization expenses were $17.2 million for the year ended December 31, 2017, an increase of $180 thousand or 1.1% compared with 2016. Credit and Debit card, data processing and software amortization expenses were $17.1 million and $15.8 million for the years ended December 31, 2016 and 2015, respectively.

Regulatory Assessments and FDIC Insurance. Regulatory assessments and FDIC insurance assessments were $14.3 million for the year ended December 31, 2017, an increase of $1.6 million or 12.4%, compared with $12.7 million for the year ended December 31, 2016. Assessments for the year ended December 31, 2016 decreased $1.7 million or 11.8% to $12.7 million compared with $14.4 million for the year ended December 31, 2015.

Core Deposit Intangibles Amortization. Core deposit intangibles (“CDI”) amortization was $6.9 million for the year ended December 31, 2017, a decrease of $2.3 million or 24.5% compared with $9.2 million for the year ended December 31, 2016. This change was primarily due to certain intangible assets that fully amortized during 2017. CDI amortization decreased $330 thousand or 3.5% to $9.2 million at December 31, 2016, compared with $9.5 million for the year ended December 31, 2015. This change was primarily due to a reduction in the annual amortization rate of certain previously recognized intangible assets. CDI are being amortized on a non-pro rata basis over an estimated life of 10 to 15 years.

Other Real Estate. Other real estate expense was $3.3 million for the year ended December 31, 2017, an increase of $2.8 million or 536.4%, compared with $514 thousand for the year ended December 31, 2016. This change was primarily due to the write-down of other real estate. Other real estate expense decreased $111 thousand or 17.8% to $514 thousand for the year ended December 31, 2016, compared with $625 thousand for the year ended December 31, 2015. This change was primarily due to a decrease in other real estate carrying cost.

Efficiency Ratio

The Company’s efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not calculated based on generally accepted accounting principles (“GAAP”). A GAAP-based efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions, by net interest income plus total noninterest income, as shown in the Consolidated Statements of Income. The Company’s efficiency ratio, as calculated and used by the Company, excludes from noninterest income the net gains and losses on the sale of securities and assets, which can vary widely from period to period.  Taxes are not included in either calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio calculated pursuant to GAAP was 42.69% for the year ended December 31, 2017 compared with 42.39% for the year ended December 31, 2016 and 41.73% for the year ended December 31, 2015. The efficiency ratio, excluding net gains and losses on the sale of securities and assets, was 42.76% for the year ended December 31, 2017, compared with 42.50% for the year ended December 31, 2016 and 41.87% for the year ended December 31, 2015.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. As a result of the Tax Cuts and Jobs Act enacted in December 2017, the Company recorded a one-time non-cash charge of $1.4 million to income tax expense to account for the future impact of lower corporate tax rates and lost deductions on deferred tax assets and liabilities.

Income tax expense was $133.9 million for the year ended December 31, 2017, a decrease of $287 thousand or 0.2% compared with $134.2 million for the year ended December 31, 2016. The decrease was primarily attributable to lower pre-tax net earnings, partially offset by the one-time non-cash charge related to the Tax Cuts and Jobs Act. Income tax expense decreased $9.4 million or 6.5% for the year ended December 31, 2016, compared with $143.5 million for the year ended December 31, 2015. The decrease was primarily attributable to lower pre-tax net earnings for the year ended December 31, 2016. The effective tax rate for the years ended December 31, 2017, 2016 and 2015 was 33.0%, 32.8% and 33.4%, respectively. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans and securities.

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

Financial Condition

Loan Portfolio

At December 31, 2017, total loans were $10.02 billion, an increase of $398.7 million or 4.1%, compared with $9.62 billion at December 31, 2016. Loans at December 31, 2017 included $31.4 million of loans held for sale. At December 31, 2017, total loans were 56.2% of deposits and 44.4% of total assets. At December 31, 2016, total loans were $9.62 billion, an increase of $183.5 million or 1.9%, compared with $9.44 billion at December 31, 2015. Loans at December 31, 2016 included $27.0 million of loans held for sale.

The following table summarizes the Company’s total loan portfolio by type of loan as of the dates indicated:

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$1,479,910	14.8%	$1,539,439	16.0%	$1,692,246	17.9%	$1,806,267	19.5%	$1,279,777	16.5%
Real estate:
Construction, land development and other land loans	1,509,137	15.1%	1,263,923	13.1%	1,073,198	11.4%	1,026,475	11.1%	865,511	11.1%
1-4 family residential (1)	2,454,548	24.5%	2,439,348	25.3%	2,360,798	25.0%	2,250,251	24.3%	1,870,365	24.1%
Home equity	285,312	2.8%	278,483	2.9%	279,867	2.9%	271,930	3.0%	261,355	3.4%
Commercial real estate (including multifamily residential) (2)	3,315,627	33.1%	3,162,109	32.9%	3,131,083	33.2%	3,030,340	32.8%	2,753,797	35.2%
Farmland	502,841	5.0%	484,588	5.0%	434,349	4.6%	361,943	3.9%	332,648	4.3%
Agriculture	187,277	1.9%	187,748	2.0%	214,469	2.3%	189,703	2.1%	198,610	2.6%
Consumer	116,393	1.1%	130,703	1.4%	142,363	1.5%	160,595	1.7%	146,942	1.9%
Other	169,728	1.7%	135,719	1.4%	110,216	1.2%	146,679	1.6%	66,216	0.9%
Total loans (3)	$10,020,773	100.0%	$9,622,060	100.0%	$9,438,589	100.0%	$9,244,183	100.0%	$7,775,221	100.0%

(1)	Includes loans held for sale of $31.4 million, $27.0 million, $23.9 million, $8.6 million and $2.2 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.
(2)

Commercial real estate loans include approximately $1.52 billion, $1.46 billion, $1.42 billion, $1.51 billion and $1.49 billion of owner-occupied loans for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(3)	Includes fair value discounts on acquired loans of $34.7 million, $59.4 million, $94.7 million, $161.4 million and $133.3 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

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

	December 31, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(dollars in thousands)
Residential mortgage loans held for sale	$31,389	$—	$—	$—	$31,389
Commercial and industrial	1,196,539	226,972	53,347	3,052	1,479,910
Real estate:
Construction, land development and other land loans	1,443,925	23,890	40,453	869	1,509,137
1-4 family residential (including home equity)	2,412,531	74,362	217,014	4,564	2,708,471
Commercial real estate (including multi-family residential)	2,650,333	317,905	334,271	13,118	3,315,627
Farmland	429,298	14,772	58,390	381	502,841
Agriculture	134,847	51,712	718	—	187,277
Consumer and other	244,044	28,097	13,980	—	286,121
Total loans held for investment	8,511,517	737,710	718,173	21,984	9,989,384
Total	$8,542,906	$737,710	$718,173	$21,984	$10,020,773

	December 31, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(dollars in thousands)
Residential mortgage loans held for sale	$26,975	$—	$—	$—	$26,975
Commercial and industrial	1,135,846	284,898	115,011	3,684	1,539,439
Real estate:
Construction, land development and other land loans	1,152,873	42,990	66,629	1,431	1,263,923
1-4 family residential (including home equity)	2,289,107	83,785	312,254	5,710	2,690,856
Commercial real estate (including multi-family residential)	2,352,094	300,773	492,822	16,420	3,162,109
Farmland	396,353	19,363	68,484	388	484,588
Agriculture	135,835	49,795	2,118	-	187,748
Consumer and other	214,905	29,175	22,342	—	266,422
Total loans held for investment	7,677,013	810,779	1,079,660	27,633	9,595,085
Total	$7,703,988	$810,779	$1,079,660	$27,633	$9,622,060

The Company offers a broad range of short to medium-term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. Historically, the Company has originated loans for its own account, including all loans in the 1-4 family residential category, and has not securitized its loans. However, the Company does originate longer-term residential mortgage loans for sale into the secondary market. The purpose of a particular loan generally determines its structure.

Loans to borrowers with aggregate debt relationships over $1.0 million and below $3.5 million are evaluated and acted upon on a daily basis by two of the company-wide loan concurrence officers. Loans to borrowers with aggregate debt relationships above $3.5 million are evaluated and acted upon by an officers’ loan committee that meets weekly. In addition to the officers’ loan committee evaluation, loans to borrowers with aggregate debt relationships from $25.0 million to $50.0 million are evaluated and acted upon by the directors’ loan committee which consists of three directors of the Bank and meets as necessary. Loans to borrowers with aggregate debt relationships over $50.0 million are evaluated and acted upon by the Bank’s Board of Directors either at a regularly scheduled monthly board meeting or by teleconference or written consent.

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

Included in commercial loans are (1) commitments to oil and gas producers secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of December 31, 2017, the Company had $112.2 million in funded commitments outstanding to oil and gas production companies and $63.0 million in unfunded commitments, for a total of $175.2 million. This compares with funded commitments to production companies of $119.9 million as of December 31, 2016 and $72.1 million in unfunded commitments, for a total of $192.0 million. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds. As of December 31, 2017, the Company had outstanding $188.3 million in funded commitments to service companies and $90.6 million in unfunded commitments for a total of $278.9 million. This compares with funded commitments to service companies of $164.6 million as of December 31, 2016 and $73.4 million in unfunded commitments, for a total of $238.0 million.

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

1-4 Family Residential Loans. The Company’s lending activities also include the origination of 1-4 family residential mortgage loans (including home equity loans) collateralized by owner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan portfolio products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 89% of appraised value or have mortgage insurance. The Company requires mortgage title insurance and hazard insurance. The Company retains these portfolio loans for its own account rather than selling them into the secondary market. By doing so, the Company incurs interest rate risk as well as the risks associated with nonpayments on such loans. The Company’s mortgage department also offers a variety of mortgage loan products which are generally amortized over 30 years, including FHA and VA loans. The Company sells these longer‑term loans into the secondary market.

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

The contractual maturity ranges of the Company’s loan portfolio by type of loan and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2017 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $34.7 million or loans held for sale of $31.4 million at December 31, 2017:

	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$515,223	$453,988	$516,837	$1,486,048
Real estate:
Construction, land development and other land loans	401,352	267,000	843,226	1,511,578
1-4 family residential (includes home equity)	17,054	115,979	2,581,171	2,714,204
Commercial (includes multi-family residential)	72,072	285,509	2,974,839	3,332,420
Agriculture (includes farmland)	152,082	62,196	478,858	693,136
Consumer and other	78,385	103,458	104,903	286,746
Total	$1,236,168	$1,288,130	$7,499,834	$10,024,132
Loans with a predetermined interest rate	$274,095	$709,811	$3,078,157	$4,062,063
Loans with a floating interest rate	962,073	578,319	4,421,677	5,962,069
Total	$1,236,168	$1,288,130	$7,499,834	$10,024,132

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

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans (1)	$25,264	$31,642	$39,711	$31,422	$10,231
Accruing loans 90 or more days past due	1,004	956	614	2,193	4,947
Total nonperforming loans	26,268	32,598	40,325	33,615	15,178
Repossessed assets	35	241	171	67	27
Other real estate	11,152	15,463	2,963	3,237	7,299
Total nonperforming assets	$37,455	$48,302	$43,459	$36,919	$22,504
Nonperforming assets to total loans and other real estate	0.37%	0.50%	0.46%	0.40%	0.29%

(1)	Includes troubled debt restructurings of $53 thousand, $97 thousand, $681 thousand, $911 thousand and $1.4 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

The following tables present information regarding past due loans and nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans at the dates indicated:

	December 31, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$8,040	$12,373	$3,341	$1,510	$25,264
Accruing loans 90 or more days past due	1,004	—	—	—	1,004
Total nonperforming loans	9,044	12,373	3,341	1,510	26,268
Repossessed assets	19	—	16	—	35
Other real estate	10,952	—	200	—	11,152
Total nonperforming assets	$20,015	$12,373	$3,557	$1,510	$37,455
Nonperforming assets to total loans and other real estate by category	0.23%	1.68%	0.50%	6.87%	0.37%

	December 31, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$9,983	$12,703	$6,210	$2,746	$31,642
Accruing loans 90 or more days past due	903	-	53	—	956
Total nonperforming loans	10,886	12,703	6,263	2,746	32,598
Repossessed assets	-	225	16	—	241
Other real estate	13,442	1,178	70	773	15,463
Total nonperforming assets	$24,328	$14,106	$6,349	$3,519	$48,302
Nonperforming assets to total loans and other real estate by category	0.32%	1.74%	0.59%	12.39%	0.50%

The Company had $37.5 million in nonperforming assets at December 31, 2017 compared with $48.3 million at December 31, 2016 and $43.5 million at December 31, 2015. The nonperforming assets consisted of 99 separate credits or other real estate properties at December 31, 2017, compared with 158 at December 31, 2016 and 147 at December 31, 2015. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $2.7 million, $3.2 million and $3.9 million would have been recorded as income for the years ended December 31, 2017, 2016 and 2015, respectively.

At December 31, 2017, of the total nonperforming assets, $20.0 million resulted from legacy loans, $12.4 million resulted from acquired legacy loans, $3.6 million resulted from Non-PCI loans and $1.5 million resulted from PCI loans. At December 31, 2016, of the total nonperforming assets, $24.3 million resulted from legacy loans, $14.1 million resulted from acquired legacy loans, $6.3 million resulted from Non-PCI loans and $3.5 million resulted from PCI loans. A PCI loan becomes impaired when there is a deterioration in projected cash flows after acquisition.

Nonperforming assets were 0.37% of total loans and other real estate at December 31, 2017 compared with 0.50% of total loans and other real estate at December 31, 2016. The allowance for credit losses as a percentage of total nonperforming loans was 319.9% at December 31, 2017 and 261.8% at December 31, 2016.

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Average loans outstanding	$9,822,225	$9,629,714	$9,200,765	$8,988,069	$6,202,897
Gross loans outstanding at end of period	$10,020,773	$9,622,060	$9,438,589	$9,244,183	$7,775,221
Allowance for credit losses at beginning of period	$85,326	$81,384	$80,762	$67,282	$52,564
Provision for credit losses	14,325	24,000	7,560	18,275	17,240
Charge-offs:
Commercial and industrial	(14,836)	(14,371)	(7,696)	(818)	(672)
Real estate and agriculture	(446)	(7,796)	(1,150)	(3,458)	(1,423)
Consumer and other	(3,652)	(5,346)	(3,304)	(5,674)	(3,398)
Recoveries:
Commercial and industrial	1,763	2,812	3,322	466	348
Real estate and agriculture	506	3,516	600	1,561	1,330
Consumer and other	1,055	1,127	1,290	3,128	1,293
Net charge-offs	(15,610)	(20,058)	(6,938)	(4,795)	(2,522)
Allowance for credit losses at end of period	$84,041	$85,326	$81,384	$80,762	$67,282
Ratio of allowance to end of period loans	0.84%	0.89%	0.86%	0.87%	0.87%
Ratio of net charge-offs to average loans	0.16%	0.21%	0.08%	0.05%	0.04%
Ratio of allowance to end of period nonperforming loans	319.9%	261.8%	201.8%	240.3%	443.3%

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

PCI loans are individually monitored on a quarterly basis to assess for deterioration subsequent to acquisition and are only subject to the Company’s allowance methodology when a deterioration in projected cash flows is identified. If a deterioration in cash flows is identified, an additional provision for credit losses is made. PCI loans were recorded at their acquisition date fair values, which were based on expected cash flows and included estimates of expected future credit losses. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses. An allowance for credit losses is not calculated for PCI loans that have not experienced deterioration subsequent to the acquisition date. See “Critical Accounting Policies” above for more information.

As described in the section captioned “Critical Accounting Policies” above, the Company’s determination of the allowance for credit losses involves a high degree of judgment and complexity. The Company’s analysis of qualitative, or environmental, factors on pools of loans with common risk characteristics, in combination with the quantitative historical loss information and specific reserves, provides the Company with an estimate of inherent losses. The allowance must reflect changes in the balance of loans subject to the allowance methodology, as well as the estimated imminent losses associated with those loans. In the Company’s case, the $1.3 million decrease in the allowance for credit losses for the year ended December 31, 2017 was primarily attributable to improved environmental factors, partially offset by increases in historical loss rates, loan balances and specific reserves identified for loans with deteriorated credit quality.

The following table shows the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$38,810	14.8%	$35,836	16.0%	$33,409	17.9%	$30,002	19.5%	$8,167	16.5%
Real estate	39,933	75.5%	43,811	74.2%	42,769	72.5%	44,946	71.2%	56,234	73.9%
Agriculture and agriculture real estate	3,772	6.9%	4,073	7.0%	3,845	6.9%	3,722	6.0%	1,229	6.8%
Consumer and other	1,526	2.8%	1,606	2.8%	1,361	2.7%	2,092	3.3%	1,652	2.8%
Total allowance for credit losses	$84,041	100.0%	$85,326	100.0%	$81,384	100.0%	$80,762	100.0%	$67,282	100.0%

The Company further disaggregates its allowance for credit losses to distinguish between the portion of the allowance attributed to legacy loans and the portion attributed to acquired loans.

The following tables present, as of and for the periods indicated, information regarding the allowance for credit losses differentiated between legacy loans and acquired loans, which includes acquired legacy loans, Non-PCI loans and PCI loans. The charge-offs and recoveries with respect to the acquired loans shown below are primarily from acquired legacy loans. Reported net charge-offs may include those from Non-PCI loans and PCI loans, but only if the total charge-off required is greater than the remaining discount.

	As of and for the Year Ended December 31, 2017
	Legacy Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$8,153,733	$1,668,492	$9,822,225
Gross loans outstanding at end of period	$8,542,906	$1,477,867	$10,020,773
Allowance for credit losses at beginning of period	$73,846	$11,480	$85,326
Provision for credit losses	6,587	7,738	14,325
Charge-offs:
Commercial and industrial	(5,503)	(9,333)	(14,836)
Real estate and agriculture	(228)	(218)	(446)
Consumer and other	(3,618)	(34)	(3,652)
Recoveries:
Commercial and industrial	959	804	1,763
Real estate and agriculture	340	166	506
Consumer and other	1,024	31	1,055
Net charge-offs	(7,026)	(8,584)	(15,610)
Allowance for credit losses at end of period	$73,407	$10,634	$84,041
Ratio of allowance to end of period loans	0.86%	0.72%	0.84%
Ratio of net charge-offs to average loans	0.09%	0.51%	0.16%
Ratio of allowance to end of period nonperforming loans	811.7%	61.7%	319.9%

	As of and for the Year Ended December 31, 2016
	Legacy Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$7,403,995	$2,225,719	$9,629,714
Gross loans outstanding at end of period	$7,703,988	$1,918,072	$9,622,060
Allowance for credit losses at beginning of period	$64,909	$16,475	$81,384
Provision for credit losses	19,740	4,260	24,000
Charge-offs:
Commercial and industrial	(4,019)	(10,352)	(14,371)
Real estate and agriculture	(7,675)	(121)	(7,796)
Consumer and other	(5,158)	(188)	(5,346)
Recoveries:
Commercial and industrial	1,497	1,315	2,812
Real estate and agriculture	3,435	81	3,516
Consumer and other	1,117	10	1,127
Net charge-offs	(10,803)	(9,255)	(20,058)
Allowance for credit losses at end of period	$73,846	$11,480	$85,326
Ratio of allowance to end of period loans	0.96%	0.60%	0.89%
Ratio of net charge-offs to average loans	0.15%	0.42%	0.21%
Ratio of allowance to end of period nonperforming loans	678.4%	52.9%	261.8%

The Company had gross charge-offs on legacy loans of $9.3 million during the year ended December 31, 2017 compared with $16.9 million during the year ended December 31, 2016. Partially offsetting these charge-offs were recoveries on legacy loans of $2.3 million for the year ended December 31, 2017 compared with $6.0 million for the year ended December 31, 2016. Total charge-offs for the year ended December 31, 2017 were $18.9 million, partially offset by total recoveries of $3.3 million. Total charge-offs for the year ended December 31, 2016 were $27.5 million, partially offset by total recoveries of $7.5 million.

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

	December 31, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$31,758	$7,052	$—	$—	$38,810	14.8%
Real estate	37,407	2,153	373	—	39,933	75.5%
Agriculture and agriculture real estate	2,746	1,026	—	—	3,772	6.9%
Consumer and other	1,496	30	—	—	1,526	2.8%
Total allowance for credit losses	$73,407	$10,261	$373	$—	$84,041	100.0%

	December 31, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$28,049	$7,690	$66	$31	$35,836	16.0%
Real estate	41,254	2,455	102	—	43,811	74.2%
Agriculture and agriculture real estate	2,982	1,074	17	—	4,073	7.0%
Consumer and other	1,561	45	—	—	1,606	2.8%
Total allowance for credit losses	$73,846	$11,264	$185	$31	$85,326	100.0%

At December 31, 2017, the allowance for credit losses totaled $84.0 million or 0.84% of total loans. At December 31, 2016, the allowance for credit losses totaled $85.3 million or 0.89% of total loans, and at December 31, 2015, the allowance totaled $81.4 million or 0.86% of total loans. The allowance for credit losses at December 31, 2017 decreased $1.3 million or 1.5% compared with December 31, 2016.

At December 31, 2017, $73.4 million of the allowance was attributable to legacy loans compared with $73.8 million of the allowance at December 31, 2016, a decrease of $439 thousand or 0.6%. This change was primarily due to improved environmental factors, partially offset by increases in historical loss rates and legacy loan balances.

At December 31, 2017, $10.3 million of the allowance was attributable to acquired legacy loans compared with $11.3 million of the allowance at December 31, 2016, a decrease of $1.0 million or 8.9%. This decrease was primarily due to improved environmental factors, partially offset by increases in historical loss rates and specific reserves identified for loans with deteriorated credit quality.

At December 31, 2017, $373 thousand of the allowance was attributable to Non-PCI loans compared with $185 thousand of the allowance at December 31, 2016, an increase of $188 thousand or 101.6%. This change was primarily attributable to an increase in specific reserves identified for loans with deteriorated credit quality.

At December 31, 2017, no part of the allowance was attributable to PCI loans compared with $31 thousand of the allowance at December 31, 2016. This decrease was primarily attributable to the charge-off of one loan with specific reserves identified at December 31, 2016.

At December 31, 2017, the Company had $34.7 million of total outstanding discounts on Non-PCI and PCI loans, of which $28.7 million was accretable.

The Company believes that the allowance for credit losses at December 31, 2017 is adequate to cover estimated losses in the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods that could be substantial in relation to the size of the allowance at December 31, 2017.

Securities

The Company uses its securities portfolio to manage interest rate risk and as a source of income and liquidity for cash requirements. At December 31, 2017, the carrying amount of investment securities totaled $9.67 billion, a decrease of $54.0 million or 0.6% compared with $9.73 billion at December 31, 2016. At December 31, 2017, securities represented 42.8% of total assets compared with 43.6% of total assets at December 31, 2016.

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

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,817	$1,820	$1,915	$1,920	$5,463	$5,485
Collateralized mortgage obligations	99,996	100,061	120,478	120,599	25,991	25,916
Mortgage-backed securities	103,612	103,489	84,024	85,863	55,884	58,971
Other securities	12,588	12,500	12,588	12,794	12,588	12,692
Total	$218,013	$217,870	$219,005	$221,176	$99,926	$103,064
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$32,235	$32,380	$33,523	$34,020	$47,598	$48,396
States and political subdivisions	328,666	332,122	384,015	386,621	363,505	370,043
Corporate debt securities	—	—	100	100	—	—
Collateralized mortgage obligations	653	650	850	851	2,107	2,122
Mortgage-backed securities	9,092,692	8,958,330	9,086,422	8,917,863	8,986,153	8,972,614
Total	$9,454,246	$9,323,482	$9,504,910	$9,339,455	$9,399,363	$9,393,175

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2017, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not have to sell any of its investment securities before a recovery of cost. As of December 31, 2017, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statement of income. The Company recorded no other-than-temporary impairment charges in 2017, 2016 or 2015.

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2017. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The weighted average life of the Company’s securities portfolio is 3.97 years, with a modified duration of 3.67 at December 31, 2017. Available for sale securities are shown at fair value and held to maturity securities are shown at amortized cost. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis.

	December 31, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$6,640	1.81%	$25,595	2.23%	$—	—	$—	—	$32,235	2.14%
States and political subdivisions	26,889	2.45%	158,646	2.89%	128,457	3.79%	16,494	4.16%	330,486	3.27%
Other Securities	12,500	2.23%	—	—	—	—	—	—	12,500	2.23%
Collateralized mortgage obligations	—	—	17	—	144	1.81%	100,553	1.74%	100,714	1.74%
Mortgage-backed securities	7,599	4.06%	250,835	3.21%	2,029,830	2.24%	6,907,917	2.16%	9,196,181	2.21%
Total	$53,628	2.54%	$435,093	3.04%	$2,158,431	2.33%	$7,024,964	2.16%	$9,672,116	2.24%

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

At December 31, 2017 and 2016, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average tax equivalent yield of the securities portfolio was 2.24% as of December 31, 2017 compared with 2.24% as of December 31, 2016 and 2.28% as of December 31, 2015. The decrease in yields during 2016 was primarily due to the Company’s reinvestment of funds at lower rates in 2016 compared with the rates in 2015. The average yield excluding the tax equivalent adjustment was 2.15% for the year ended December 31, 2017 compared with 2.13% for the year ended December 31, 2016 and 2.03% for the year ended December 31, 2015. The overall non-acquisition growth in the average securities portfolio over the comparable periods was primarily funded by average deposit growth and other borrowings.

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as prepayments result in a acceleration of discount accretion. At December 31, 2017, 75.1% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 4.38 years.

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

Total deposits at December 31, 2017 were $17.82 billion, an increase of $514.2 million or 3.0% compared with $17.31 billion at December 31, 2016. Total deposits at December 31, 2016 were $17.31 billion, a decrease of $373.8 million or 2.1% compared with $17.68 billion at December 31, 2015. Noninterest-bearing deposits at December 31, 2017 were $5.62 billion compared with $5.19 billion at December 31, 2016, an increase of $432.3 million or 8.3%. Noninterest-bearing deposits at December 31, 2016 were $5.19 billion compared with $5.14 billion at December 31, 2015, an increase of $54.4 million or 1.1%. Interest-bearing deposits at December 31, 2017 were $12.20 billion, an increase of $81.8 million or 0.7% compared with $12.12 billion at December 31, 2016. Interest-bearing deposits at December 31, 2016 were $12.12 billion, a decrease of $428.2 million or 3.4% compared with $12.54 billion at December 31, 2015.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2017, 2016 and 2015 are presented below:

	Years Ended December 31,
	2017		2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing checking	$3,816,996	0.31%	$4,066,799	0.24%	$3,873,495	0.23%
Regular savings	2,224,936	0.29	2,037,051	0.25	1,859,257	0.20
Money market savings	3,336,917	0.36	3,621,390	0.27	3,646,267	0.27
Time deposits	2,289,296	0.69	2,505,526	0.57	2,754,466	0.50
Total interest-bearing deposits	11,668,145	0.40	12,230,766	0.32	12,133,485	0.30
Noninterest-bearing deposits	5,347,227	—	5,117,621	—	5,024,379	—
Total deposits	$17,015,372	0.27%	$17,348,387	0.23%	$17,157,864	0.21%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2017, 2016 and 2015 was 31.4%, 29.5% and 29.3%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity at December 31, 2017 (dollars in thousands):

Three months or less	$360,625	27.7%
Over three through six months	291,117	22.4
Over six through 12 months	351,823	27.0
Over 12 months	298,476	22.9
Total	$1,302,041	100.00%

 Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2017 and 2016:

	FHLB Advances	FHLB Long-Term Notes Payable	Securities Sold Under Repurchase Agreements
	(Dollars in thousands)
December 31, 2017
Amount outstanding at year-end	$500,000	$5,223	$324,154
Weighted average interest rate at year-end	1.21%	5.70%	0.39%
Maximum month-end balance during the year	$1,539,000	$5,735	$363,753
Average balance outstanding during the year	$1,137,378	$5,519	$328,652
Weighted average interest rate during the year	1.11%	5.69%	0.39%
December 31, 2016
Amount outstanding at year-end	$985,000	$5,781	$320,430
Weighted average interest rate at year-end	0.56%	5.66%	0.29%
Maximum month-end balance during the year	$985,000	$6,342	$331,599
Average balance outstanding during the year	$518,404	$6,086	$319,551
Weighted average interest rate during the year	0.52%	5.65%	0.29%

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2017, the Company had total funds of $5.77 billion available under this line, of which a total amount of $505.2 million was outstanding. FHLB advances were $500.0 million at December 31, 2017 with a weighted average interest rate of 1.21%. Long-term notes payable were $5.2 million at December 31, 2017, with an average interest rate of 5.70%. The maturity dates on the FHLB notes payable range from the years 2018 to 2027 and have interest rates ranging from 4.51% to 6.10%.

Securities sold under repurchase agreements with Company customers—At December 31, 2017, the Company had $324.2 million in securities sold under repurchase agreements compared with $320.4 million at December 31, 2016, with weighted average rates paid of 0.39% and 0.29% for the years ended December 31, 2017 and 2016, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $9.8 million of repurchase agreements outstanding at December 31, 2017 have maturity dates ranging from 6 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

Junior Subordinated Debentures

On January 1, 2016, in connection with the acquisition of Tradition, the Company assumed $7.2 million in junior subordinated debentures. During the second quarter of 2016, the Company redeemed all of its outstanding junior subordinated debentures. Accordingly, as of December 31, 2017 and 2016, the Company had no junior subordinated debentures outstanding.

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

The following table summarizes the simulated change in net interest income at the 12-month horizon, considering the balance sheet composition as of December 31, 2017:

Change in Interest	Percent Change in
Rates (Basis Points)	Net Interest Income
+200	1.5%
+100	1.4%
Base	0.0%
-100	(7.6)%

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

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis and manage unexpected events. During 2017 and 2016, the Company’s liquidity needs have primarily been met by growth in core deposits, security and loan maturities, amortizing investment and loan portfolios and advances from the FHLB of Dallas. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on this external funding source.

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the average assets in which those funds are invested as a percentage of the Company’s average total assets for the periods indicated. Average assets totaled $22.34 billion for 2017 compared with $21.88 billion for 2016.

	2017	2016
Source of Funds:
Deposits:
Noninterest-bearing	23.93%	23.39%
Interest-bearing	52.23	55.90
Securities sold under repurchase agreements	1.47	1.46
Other borrowings	5.12	2.40
Other noninterest-bearing liabilities	0.46	0.55
Shareholders’ equity	16.79	16.30
Total	100.00%	100.00%
Uses of Funds:
Loans	43.97%	44.01%
Securities	43.34	42.97
Federal funds sold and other interest-earning assets	0.37	0.37
Other noninterest-earning assets	12.32	12.65
Total	100.00%	100.00%
Average noninterest-bearing deposits to average deposits	31.43%	29.50%
Average loans to average deposits	57.73%	55.51%

The Company’s largest source of funds is deposits and its largest uses of funds are securities and loans. The Company does not expect a change in the source or use of its funds in the foreseeable future. The Company’s average loans increased 2.0% for the year ended December 31, 2017 compared with the year ended December 31, 2016. The Company predominantly invests excess deposits in government-backed securities until the funds are needed to fund loan growth. The Company’s securities portfolio has a weighted average life of 3.97 years and a modified duration of 3.67 at December 31, 2017.

As of December 31, 2017, the Company had outstanding $2.38 billion in commitments to extend credit and $72.4 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2017, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2017, the Company had cash and cash equivalents of $392.3 million compared with $437.4 million at December 31, 2016. The decrease was primarily due to the net repayments of other short-term borrowings of $485.0 million and the net increase in loans held for investment of $387.5 million, partially offset by the net increase in noninterest-bearing deposits of $432.3 million and net income of $272.2 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2017 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB notes payable and operating leases as of December 31, 2017 are summarized below. The future interest payments were calculated using the current rate in effect at December 31, 2017. Payments for FHLB notes payable include interest of $364 thousand that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$504,330	$980	$125	$152	$505,587
Operating leases	5,019	7,781	4,106	6,256	23,162
Total	$509,349	$8,761	$4,231	$6,408	$528,749

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2017 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$64,799	$7,133	$488	$—	$72,420
Commitments to extend credit	908,606	394,752	211,191	864,275	2,378,824
Total	$973,405	$401,885	$211,679	$864,275	$2,451,244

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

Capital Resources

Capital management consists of providing equity to support the Company’s current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board, and the Bank is subject to capital adequacy requirements imposed by the FDIC. Both the Federal Reserve Board and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk.

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

The initial minimum capital ratios under the Basel III Capital Rules that became effective as of January 1, 2015 were (1) 4.5% CET1 to risk-weighted assets, (2) 6.0% Tier 1 capital to risk-weighted assets, (3) 8.0% Total capital to risk-weighted assets and (4) 4.0% Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Basel III Capital Rules require a “capital conservation buffer,” composed entirely of CET1, in addition to the minimum risk-weighted asset capital ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and is being phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The required phase-in buffer during 2017 was 1.25%.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company to maintain an additional capital conservation buffer of 2.5% CET1, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.5% and (4) a leverage ratio of 4.0%. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve Board’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the FDIC’s regulations, the Bank is classified “well-capitalized” for purposes of prompt corrective action.

Total shareholders’ equity increased to $3.82 billion at December 31, 2017, compared with $3.64 billion at December 31, 2016, an increase of $181.8 million or 5.0%. This increase was primarily the result of net income of $272.2 million, partially offset by dividends paid on common stock of $95.9 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2017 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer for 2017	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2017
The Company
CET1 capital ratio	4.50%		5.750%	N/A	15.08%
Tier 1 risk-based capital ratio	6.00%		7.250%	N/A	15.08%
Total risk-based capital ratio	8.00%		9.250%	N/A	15.74%
Leverage ratio	4.00%	(1)	4.000%	N/A	9.31%
The Bank
CET1 capital ratio	4.50%		5.750%	6.50%	14.98%
Tier 1 risk-based capital ratio	6.00%		7.250%	8.00%	14.98%
Total risk-based capital ratio	8.00%		9.250%	10.00%	15.65%
Leverage ratio	4.00%	(2)	4.000%	5.00%	9.25%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2017
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$171,839	$172,419	$168,047	$165,050
Interest expense	15,789	16,272	15,816	12,615
Net interest income	156,050	156,147	152,231	152,435
Provision for credit losses	2,000	6,900	2,750	2,675
Net interest income after provision	154,050	149,247	149,481	149,760
Noninterest income	29,220	28,809	27,780	30,824
Noninterest expense	81,088	77,509	76,442	78,062
Income before income taxes	102,182	100,547	100,819	102,522
Provision for income taxes	35,044	32,639	32,265	33,957
Net income	$67,138	$67,908	$68,554	$68,565
Earnings per share(1):
Basic	$0.97	$0.98	$0.99	$0.99
Diluted	$0.97	$0.98	$0.99	$0.99

	Quarter Ended 2016
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$164,669	$164,460	$169,459	$177,191
Interest expense	10,837	10,396	10,992	10,934
Net interest income	153,832	154,064	158,467	166,257
Provision for credit losses	2,000	2,000	6,000	14,000
Net interest income after provision	151,832	152,064	152,467	152,257
Noninterest income	29,475	29,684	28,473	30,793
Noninterest expense	79,148	79,476	79,235	80,528
Income before income taxes	102,159	102,272	101,705	102,522
Provision for income taxes	33,366	33,621	33,634	33,571
Net income	$68,793	$68,651	$68,071	$68,951
Earnings per share(1):
Basic	$0.99	$0.99	$0.98	$0.98
Diluted	$0.99	$0.99	$0.98	$0.98

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Deloitte & Touche LLP the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prosperity Bancshares, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte and Touche LLP

Houston, Texas

February 27, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2018 Proxy Statement.

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

3.3	—	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 19, 2018)

4.1	—

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

Non-Disclosure and Non-Solicitation Agreement, effective May 15, 2015, by and between Prosperity Bank and Edward Safady (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015)

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

(b) Exhibits. See the exhibit list included in Item 15(a)3 of this Annual Report on Form 10-K.

(c) Financial Statement Schedules. See Item 15(a)2 of this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2018

PROSPERITY BANCSHARES, INC.® (Registrant)

BY:	/S/ DAVID ZALMAN
David Zalman Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	February 27, 2018
David Zalman

/s/ DAVID HOLLAWAY	Chief Financial Officer (principal financial officer and principal accounting officer)	February 27, 2018
David Hollaway

/s/ JAMES A. BOULIGNY	Director	February 27, 2018
James A. Bouligny

/s/ W. R. COLLIER	Director	February 27, 2018
W. R. Collier

/s/ LEAH HENDERSON	Director	February 27, 2018
Leah Henderson

/s/ NED S. HOLMES	Director	February 27, 2018
Ned S. Holmes

/s/ JACK LORD	Director	February 27, 2018
Jack Lord

/s/ WILLIAM T. LUEDKE IV	Director	February 27, 2018
William T. Luedke IV

/s/ PERRY MUELLER, JR., D.D.S.	Director	February 27, 2018
Perry Mueller, Jr., D.D.S.

/s/ HARRISON STAFFORD II	Director	February 27, 2018
Harrison Stafford II

/s/ ROBERT STEELHAMMER	Director	February 27, 2018
Robert Steelhammer

/s/ H.E. TIMANUS, JR.	Director	February 27, 2018
H.E. Timanus, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prosperity Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte and Touche LLP

Houston, Texas

February 27, 2018

We have served as the Company’s auditor since 1993.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(Dollars in thousands)
ASSETS
Cash and due from banks	$391,616	$436,203
Federal funds sold	697	1,178
Total cash and cash equivalents	392,313	437,381
Available for sale securities, at fair value	217,870	221,176
Held to maturity securities, at cost (fair value of $9,323,482 and $9,339,455 respectively)	9,454,246	9,504,910
Total securities	9,672,116	9,726,086
Loans held for sale	31,389	26,975
Loans held for investment	9,989,384	9,595,085
Total loans	10,020,773	9,622,060
Less: allowance for credit losses	(84,041)	(85,326)
Loans, net	9,936,732	9,536,734
Accrued interest receivable	56,368	53,310
Goodwill	1,900,845	1,900,845
Core deposit intangibles, net	38,842	45,784
Bank premises and equipment, net	257,065	262,083
Other real estate owned	11,152	15,463
Bank owned life insurance (BOLI)	255,132	247,116
Federal Home Loan Bank of Dallas stock	49,764	55,430
Other assets	16,963	50,840
TOTAL ASSETS	$22,587,292	$22,331,072
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$5,623,322	$5,190,973
Interest-bearing	12,198,138	12,116,329
Total deposits	17,821,460	17,307,302
Fed funds purchased and other borrowings	505,223	990,781
Securities sold under repurchase agreements	324,154	320,430
Accrued interest payable	2,945	2,319
Other liabilities	109,356	67,929
Total liabilities	18,763,138	18,688,761
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 69,490,910 shares issued and outstanding at December 31, 2017; 69,491,012 shares issued and outstanding at December 31, 2016	69,491	69,491
Capital surplus	2,035,219	2,028,129
Retained earnings	1,719,557	1,543,280
Accumulated other comprehensive (loss) income—net unrealized (loss) gain on available for sale securities, net of tax (benefit) expense of ($30) and $760, respectively	(113)	1,411
Total shareholders’ equity	3,824,154	3,642,311
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,587,292	$22,331,072

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$468,338	$475,059	$475,427
Securities	208,189	200,375	194,003
Federal funds sold	828	345	271
Total interest income	677,355	675,779	669,701
INTEREST EXPENSE:
Deposits	46,312	39,125	36,074
Other borrowings	12,908	3,065	1,508
Securities sold under repurchase agreements	1,272	932	818
Junior subordinated debentures	—	37	791
Total interest expense	60,492	43,159	39,191
NET INTEREST INCOME	616,863	632,620	630,510
PROVISION FOR CREDIT LOSSES	14,325	24,000	7,560
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	602,538	608,620	622,950
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	32,354	33,536	34,284
Credit card, debit card and ATM card income	24,425	23,561	23,534
Service charges on deposit accounts	21,327	18,832	17,095
Trust income	9,200	8,120	8,030
Mortgage income	4,053	7,076	5,720
Brokerage income	1,950	4,571	5,953
Net (loss) gain on sale of assets	(1,921)	1,864	2,403
Gain on sale of securities	3,270	—	—
Other	21,975	20,865	23,762
Total noninterest income	116,633	118,425	120,781
NONINTEREST EXPENSE:
Salaries and employee benefits	192,409	197,897	192,872
Net occupancy and equipment	22,402	23,058	23,638
Credit and debit card, data processing and software amortization	17,230	17,050	15,782
Regulatory assessments and FDIC insurance	14,311	12,735	14,433
Core deposit intangibles amortization	6,942	9,200	9,530
Depreciation	12,215	13,094	12,959
Communications	10,592	11,561	11,121
Other real estate expense	3,271	514	625
Other	33,729	33,278	32,576
Total noninterest expense	313,101	318,387	313,536
INCOME BEFORE INCOME TAXES	406,070	408,658	430,195
PROVISION FOR INCOME TAXES	133,905	134,192	143,549
NET INCOME	$272,165	$274,466	$286,646
EARNINGS PER SHARE:
Basic	$3.92	$3.94	$4.09
Diluted	$3.92	$3.94	$4.09

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net income	$272,165	$274,466	$286,646
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(2,314)	(967)	(2,599)
Total other comprehensive loss	(2,314)	(967)	(2,599)
Deferred tax benefit related to other comprehensive loss	790	338	910
Other comprehensive loss, net of tax	(1,524)	(629)	(1,689)
Comprehensive income	$270,641	$273,837	$284,957

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2014	69,816,653	$69,817	$2,025,235	$1,146,652	$3,729	$(607)	$3,244,826
Net income				286,646			286,646
Other comprehensive loss					(1,689)		(1,689)
Common stock issued in connection with the exercise of stock options and restricted stock awards	242,108	242	48				290
Stock based compensation expense			11,095				11,095
Cash dividends declared, $1.1175 per share				(78,258)			(78,258)
BALANCE AT DECEMBER 31, 2015	70,058,761	70,059	2,036,378	1,355,040	2,040	(607)	3,462,910
Net income				274,466			274,466
Other comprehensive loss					(629)		(629)
Common stock issued in connection with the exercise of stock options and restricted stock awards	34,701	35	743				778
Common stock issued in connection with the acquisition of Tradition Bancshares, Inc.	679,528	679	31,843				32,522
Treasury stock cancellation	(37,088)	(37)	(570)			607	—
Common stock repurchase	(1,244,890)	(1,245)	(49,812)				(51,057)
Stock based compensation expense			9,547				9,547
Cash dividends declared, $1.24 per share				(86,226)			(86,226)
BALANCE AT DECEMBER 31, 2016	69,491,012	69,491	2,028,129	1,543,280	1,411	—	3,642,311
Net income				272,165			272,165
Other comprehensive loss					(1,524)		(1,524)
Common stock issued in connection with the exercise of stock options and restricted stock awards, net	(102)	—	148				148
Stock based compensation expense			6,942				6,942
Cash dividends declared, $1.38 per share				(95,888)			(95,888)
BALANCE AT DECEMBER 31, 2017	69,490,910	$69,491	$2,035,219	$1,719,557	$(113)	$—	$3,824,154

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$272,165	$274,466	$286,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	19,157	22,294	22,489
Provision for credit losses	14,325	24,000	7,560
Deferred income tax expense	10,534	19,047	34,999
Net amortization of premium on investments	38,922	43,474	58,229
Loss (gain) on sale or write down of premises, equipment and other real estate	4,678	(1,578)	(2,437)
Gain on sale of investment securities	(3,270)	—	—
Net amortization of premium on deposits	(217)	(1,167)	(1,055)
Net accretion of discount on loans	(21,906)	(38,970)	(52,122)
Proceeds from sale of loans held for sale	190,816	272,873	233,535
Originations of loans held for sale	(197,538)	(278,259)	(248,866)
Stock based compensation expense	6,942	9,547	11,095
Decrease (increase) in accrued interest receivable and other assets	24,598	15,615	(44,756)
Increase (decrease) in accrued interest payable and other liabilities	31,519	(26,987)	5,497
Net cash provided by operating activities	390,725	334,355	310,814
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, sales and principal paydowns of held to maturity securities	1,763,089	1,916,701	1,654,471
Purchase of held to maturity securities	(1,747,126)	(1,820,346)	(2,211,731)
Proceeds from maturities and principal paydowns of available for sale securities	7,253,433	8,133,829	7,974,775
Purchase of available for sale securities	(7,253,392)	(8,253,214)	(7,934,994)
Net (increase) decrease in loans held for investment	(387,499)	64,390	(136,829)
Purchase of bank premises and equipment	(11,229)	(5,007)	(9,357)
Proceeds from sale of bank premises, equipment and other real estate	10,130	13,617	13,037
Net cash used in the purchase of Traditions Bancshares, Inc.	—	(8,963)	—
Net cash (used in) provided by investing activities	(372,594)	41,007	(650,628)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	432,349	(67,958)	200,159
Net increase (decrease) in interest-bearing deposits	82,026	(794,822)	(211,143)
Net (repayments) proceeds from other short-term borrowings	(485,000)	500,000	485,000
Repayments of other long-term borrowings	(558)	(618)	(2,325)
Net increase (decrease) in securities sold under repurchase agreements	3,724	5,177	(270)
Redemption of junior subordinated debentures	—	(7,217)	(167,531)
Proceeds from stock option exercises	148	778	290
Repurchase of common stock	—	(51,057)	—
Payments of cash dividends	(95,888)	(86,226)	(78,258)
Net cash (used in) provided by financing activities	(63,199)	(501,943)	225,922
NET DECREASE IN CASH AND CASH EQUIVALENTS	(45,068)	(126,581)	(113,892)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	437,381	563,962	677,854
CASH AND CASH EQUIVALENTS, END OF PERIOD	$392,313	$437,381	$563,962
NONCASH ACTIVITIES:
Stock issued in connection with the Tradition Bancshares, Inc. acquisition	$—	$32,522	$—
Acquisition of real estate through foreclosure of collateral	1,644	14,816	2,591
SUPPLEMENTAL INFORMATION:
Income taxes paid	$64,152	$122,418	$103,116
Interest paid	59,866	42,736	44,277

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

As of December 31, 2017, the Bank operated 242 full-service banking locations; with 65 in the Houston area, including The Woodlands; 29 in the South Texas area including Corpus Christi and Victoria; 33 in the Dallas/Fort Worth, Texas area; 22 in the East Texas area; 29 in the Central Texas area, including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area.

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

Estimates of credit losses involve an exercise of judgment. While it is possible that in the short term the Company may sustain losses which are substantial in relation to the allowance for credit losses, it is the judgment of management that the allowance for credit losses reflected in the consolidated balance sheets is adequate to absorb probable losses that exist in the loan portfolio as of December 31, 2017.

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

If the Company bypasses the qualitative assessment, a two-step goodwill impairment test would be performed. The first step of the goodwill impairment test compares the estimated fair value of the Company’s reporting unit to its carrying value. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the estimated fair value of the reporting unit is less than the carrying value, the second step must be performed to determine the implied fair value of the reporting unit’s goodwill and the amount of goodwill impairment, if any. The Company currently utilizes a qualitative assessment for its annual goodwill impairment analysis.

Amortization of Core Deposit Intangibles—Core deposit intangibles are being amortized on a non-pro rata basis over an estimated life of 10 to 15 years.

Income Taxes— The Company files a consolidated federal income tax return and a consolidated Oklahoma state income tax return. Since 2014, the Bank files an Arkansas state income tax return.

Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are recorded in other assets or other liabilities on the Company’s consolidated balance sheets. The Company records uncertain tax positions in accordance with ASC topic 740 “Income Taxes” on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Realization of net deferred tax assets is based upon the level of historical income and on estimates of future taxable income. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized.  Interest and/or penalties related to income taxes are reported as a component of income tax expense. Beginning in 2017, the income tax effects related to settlements of share-based payment awards are reported in earnings as an increase (or decrease) to income tax expense (see Note 11 - Income Taxes).

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

Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. As of December 31, 2017, all outstanding stock options issued by the Company have been exercised and there is no potential dilution of weighted-average shares.

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2017		2016		2015
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$272,165		$274,466		$286,646
Basic:
Weighted average shares outstanding	69,484	$3.92	69,674	$3.94	70,033	$4.09
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	—		6		16
Total	69,484	$3.92	69,680	$3.94	70,049	$4.09

There were no stock options exercisable at December 31, 2017, 2016 and 2015 that would have had an anti-dilutive effect on the above computation.

New Accounting Standards

Accounting Standards Updates (“ASU”)

ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments of ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for all entities beginning January 1, 2019 and is not expected to have a significant impact on the Company’s financial statements.

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

ASU 2017-01, “Business Combinations (Topic 805).” ASU 2017-01 is intended to clarify or correct unintended application of ASU 2014-09 “Revenue from Contract with Customers (Topic 606).” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Additionally, the amendments in this update provide a more robust framework to assist entities in evaluating whether a set of assets and activities constitutes a business. Lastly, the amendments in this update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. ASU 2017-01 is effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash.” ASU 2016-18 requires the Statement of Cash Flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, restricted cash or cash equivalents should be included with cash and cash equivalents when recording the beginning-of-period and end-of-period total amounts on the Statement of Cash Flows. ASU 2016-18 is effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses certain cash receipts and cash payments with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company's financial statements.

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

ASU 2016-01 “Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 (1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update affect all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the FASB has issued targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 - Identifying Performance Obligations and Licensing, ASU 2016-12 - Narrow-Scope Improvements and Practical Expedients and ASU 2016-20 - Technical Corrections and Improvements to Topic 606 - Revenue from Contract with Customers. These amendments do not change the core principles in ASU 2014-09. The Company’s primary sources of revenue are comprised of net interest income on financial assets and liabilities, which are not within the scope of ASU 2014-09. ASU 2014-09 is effective for the Company on January 1, 2018, with a cumulative-effect adjustment, and will not have a significant impact on the financial statements.

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

Merger-Related Expenses: The Company did not incur merger-related expenses during 2017. During 2016, the Company incurred $670 thousand of pre-tax merger-related expenses attributable to the Tradition acquisition. The merger-related expenses are reflected on the Company’s income statement for the applicable periods and are reported primarily in the categories of salaries and benefits, data processing and travel and development. There were no other merger-related costs incurred during 2016.

Acquired Loans

Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default and recovery rates, with no carryover of any existing allowance for credit losses from the acquisition completed during 2016. During the valuation process, the Company identified PCI and Non-PCI loans in the acquired loan portfolios. PCI loan identification considers the following factors: payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality since origination. Non-PCI loan identification considers the following factors: account types, remaining terms, annual interest rates or coupons, current market rates, interest types, past delinquencies, timing of principal and interest payments, loan to value ratios, loss exposures and remaining balances. Accretion of purchased discounts on PCI loans will be based on estimated future cash flows, regardless of contractual maturities. Accretion of purchased discounts on Non-PCI loans will be recognized on a level-yield basis based on contractual maturity of individual loans.

PCI Loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2017 and 2016 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
PCI loans:
Outstanding balance	$36,199	$51,640
Discount	(14,215)	(24,007)
Recorded investment	$21,984	$27,633

Changes in the accretable yield for PCI loans for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$9,778	$5,664
Additions	—	10,222
Reclassifications from nonaccretable	5,401	11,114
Accretion	(7,058)	(17,222)
Balance at December 31	$8,121	$9,778

Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

Non-PCI Loans. The carrying amount of Non-PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2017 and 2016 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$738,706	$1,115,061
Discount	(20,533)	(35,401)
Recorded investment	$718,173	$1,079,660

Changes in the discount accretion for Non-PCI loans for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$35,401	$54,734
Additions	—	3,491
Accretion charge-offs	(20)	(1,076)
Accretion	(14,848)	(21,748)
Balance at December 31	$20,533	$35,401

At December 31, 2017, the Company had $34.7 million of total outstanding discounts on Non-PCI and PCI loans, of which $28.7 million was accretable.

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal years 2017 and 2016 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2015	$1,868,827	$49,417
Less:
Amortization	—	(9,200)
Add:
Acquisition of Tradition Bancshares, Inc.	32,018	5,567
Balance as of December 31, 2016	1,900,845	45,784
Less:
Amortization	—	(6,942)
Balance as of December 31, 2017	$1,900,845	$38,842

Management performs an evaluation annually and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of December 31, 2017, there was no impairment recorded on goodwill and core deposit intangibles.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2017 is as follows (dollars in thousands):

2018	$5,959
2019	5,051
2020	4,483
2021	4,022
Thereafter	19,327
Total	$38,842

4. CASH AND DUE FROM BANKS

The Federal Reserve Bank requires banks to maintain minimum average reserve balances. The amount of the required reserve balance for the Bank was $112.4 million and $120.7 million at December 31, 2017 and 2016, respectively.

5. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,817	$3	$—	$1,820
Collateralized mortgage obligations	99,996	122	(57)	100,061
Mortgage-backed securities	103,612	1,204	(1,327)	103,489
Other securities	12,588	13	(101)	12,500
Total	$218,013	$1,342	$(1,485)	$217,870
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$32,235	$150	$(5)	$32,380
States and political subdivisions	328,666	4,263	(807)	332,122
Collateralized mortgage obligations	653	2	(5)	650
Mortgage-backed securities	9,092,692	9,382	(143,744)	8,958,330
Other securities	—	—	—	—
Total	$9,454,246	$13,797	$(144,561)	$9,323,482

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,915	$5	$—	$1,920
Collateralized mortgage obligations	120,478	240	(119)	120,599
Mortgage-backed securities	84,024	2,004	(165)	85,863
Other securities	12,588	252	(46)	12,794
Total	$219,005	$2,501	$(330)	$221,176
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$33,523	$497	$—	$34,020
States and political subdivisions	384,015	3,934	(1,328)	386,621
Collateralized mortgage obligations	850	6	(5)	851
Mortgage-backed securities	9,086,422	30,880	(199,439)	8,917,863
Other securities	100	—	—	100
Total	$9,504,910	$35,317	$(200,772)	$9,339,455

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2017, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2017, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position were as follows:

	December 31, 2017
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$5,753	$(13)	$2,544	$(44)	$8,297	$(57)
Mortgage-backed securities	42,289	(1,323)	2,054	(4)	44,343	(1,327)
Other securities	1,636	(101)	—	—	1,636	(101)
Total	$49,678	$(1,437)	$4,598	$(48)	$54,276	$(1,485)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$4,934	$(5)	$—	$—	$4,934	$(5)
States and political subdivisions	160,392	(773)	3,686	(34)	164,078	(807)
Collateralized mortgage obligations	373	(2)	100	(3)	473	(5)
Mortgage-backed securities	3,940,075	(34,159)	3,883,266	(109,585)	7,823,341	(143,744)
Total	$4,105,774	$(34,939)	$3,887,052	$(109,622)	$7,992,826	$(144,561)

	December 31, 2016
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$10,723	$(119)	$—	$—	$10,723	$(119)
Mortgage-backed securities	45,456	(160)	2,334	(5)	47,790	(165)
Other securities	—	—	1,691	(46)	1,691	(46)
Total	$56,179	$(279)	$4,025	$(51)	$60,204	$(330)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	—	—	—	—	—	—
States and political subdivisions	115,132	(1,288)	5,080	(40)	120,212	(1,328)
Collateralized mortgage obligations	589	(4)	44	(1)	633	(5)
Mortgage-backed securities	6,903,919	(195,556)	90,293	(3,883)	6,994,212	(199,439)
Total	$7,019,640	$(196,848)	$95,417	$(3,924)	$7,115,057	$(200,772)

At December 31, 2017 and 2016 there were 308 securities and 276 securities, respectively, in an unrealized loss position for more than 12 months.

The amortized cost and fair value of investment securities at December 31, 2017, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$33,019	$33,163	$13,098	$13,010
Due after one year through five years	182,931	183,412	1,307	1,310
Due after five years through ten years	128,457	130,991	—	—
Due after ten years	16,494	16,936	—	—
Subtotal	360,901	364,502	14,405	14,320
Mortgage-backed securities and collateralized mortgage obligations	9,093,345	8,958,980	203,608	203,550
Total	$9,454,246	$9,323,482	$218,013	$217,870

The Company recorded a gain on sale of securities of $3.3 million for the year ended December 31, 2017. The gain resulted from the sale of seven mortgage-backed securities with a total book value of $77.6 million. Under ASC Topic 320 “Investments – Debt and Equity Securities,” selling a debt security after 85% of the principal outstanding has been collected is considered the equivalent to holding the security to maturity. The Company sold these securities, which had paid down over 85% of their principal, because they no longer represented an efficient investment due to the safekeeping and administrative cost required to maintain them. The Company recorded no gain or loss on sale of securities for the years ended December 31, 2016 and 2015.

At December 31, 2017 and 2016, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.94 billion and $5.64 billion and a fair value of $5.84 billion and $5.51 billion at December 31, 2017 and 2016, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

6. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is categorized by major type as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Residential mortgage loans held for sale	$31,389	$26,975

Commercial and industrial	1,479,910	1,539,439
Real estate:
Construction, land development and other land loans	1,509,137	1,263,923
1-4 family residential (including home equity)	2,708,471	2,690,856
Commercial real estate (including multi-family residential)	3,315,627	3,162,109
Farmland	502,841	484,588
Agriculture	187,277	187,748
Consumer and other	286,121	266,422
Total loans held for investment	9,989,384	9,595,085
Total	$10,020,773	$9,622,060

Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. Loans to borrowers with aggregate debt relationships over $1.0 million and below $3.5 million are evaluated and acted upon on a daily basis by two of the company-wide loan concurrence officers. Loans to borrowers with aggregate debt relationships above $3.5 million are evaluated and acted upon by an officers’ loan committee that meets weekly. In addition to the officers’ loan committee evaluation, loans to borrowers with aggregate debt relationships from $25.0 million to $50.0 million are evaluated and acted upon by the directors’ loan committee which consists of three directors of the Bank and meets as necessary. Loans to borrowers with aggregate debt relationships over $50.0 million are evaluated and acted upon by the Bank’s Board of Directors either at a regularly scheduled monthly board meeting or by teleconference or written consent.

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

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15-to 20-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At December 31, 2017, approximately 46.0% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

The contractual maturity ranges of the Company’s loan portfolio by type of loan and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2017 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $34.7 million or loans held for sale of $31.4 million at December 31, 2017:

	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$515,223	$453,988	$516,837	$1,486,048
Real estate:
Construction, land development and other land loans	401,352	267,000	843,226	1,511,578
1-4 family residential (includes home equity)	17,054	115,979	2,581,171	2,714,204
Commercial (includes multi-family residential)	72,072	285,509	2,974,839	3,332,420
Agriculture (includes farmland)	152,082	62,196	478,858	693,136
Consumer and other	78,385	103,458	104,903	286,746
Total	$1,236,168	$1,288,130	$7,499,834	$10,024,132
Loans with a predetermined interest rate	$274,095	$709,811	$3,078,157	$4,062,063
Loans with a floating interest rate	962,073	578,319	4,421,677	5,962,069
Total	$1,236,168	$1,288,130	$7,499,834	$10,024,132

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 75.2% of the Company’s total loan portfolio at December 31, 2017.  As of December 31, 2017 and 2016, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments was not significant at December 31, 2017 or 2016.

Related Party Loans. As of December 31, 2017 and 2016, loans outstanding to directors, officers and their affiliates totaled $2.7 million and $4.5 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	As of and for the year ended December 31,
	2017	2016
	(Dollars in thousands)
Beginning balance on January 1	$4,493	$4,063
New loans	175	699
Repayments and reclassified related loans	(1,974)	(269)
Ending balance	$2,694	$4,493

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

An aging analysis of past due loans, segregated by category of loan, in presented below:

	December 31, 2017
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$8,046	$588	$8,634	$583	$1,499,920	$1,509,137
Agriculture and agriculture real estate (includes farmland)	562	—	562	132	689,424	690,118
1-4 family (includes home equity) (1)	7,550	416	7,966	5,117	2,726,777	2,739,860
Commercial real estate (includes multi-family residential)	6,995	—	6,995	3,932	3,304,700	3,315,627
Commercial and industrial	17,728	—	17,728	15,277	1,446,905	1,479,910
Consumer and other	605	—	605	223	285,293	286,121
Total	$41,486	$1,004	$42,490	$25,264	$9,953,019	$10,020,773

	December 31, 2016
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$8,766	$514	$9,280	$73	$1,254,570	$1,263,923
Agriculture and agriculture real estate (includes farmland)	1,813	381	2,194	161	669,981	672,336
1-4 family (includes home equity) (1)	8,645	53	8,698	3,726	2,705,407	2,717,831
Commercial real estate (includes multi-family residential)	4,250	—	4,250	3,528	3,154,331	3,162,109
Commercial and industrial	8,290	8	8,298	23,999	1,507,142	1,539,439
Consumer and other	886	—	886	155	265,381	266,422
Total	$32,650	$956	$33,606	$31,642	$9,556,812	$9,622,060

(1)	Includes $31.4 million and $27.0 million of residential mortgage loans held for sale at December 31, 2017 and December 31, 2016, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans (1)	$25,264	$31,642	$39,711	$31,422	$10,231
Accruing loans 90 or more days past due	1,004	956	614	2,193	4,947
Total nonperforming loans	26,268	32,598	40,325	33,615	15,178
Repossessed assets	35	241	171	67	27
Other real estate	11,152	15,463	2,963	3,237	7,299
Total nonperforming assets	$37,455	$48,302	$43,459	$36,919	$22,504
Nonperforming assets to total loans and other real estate	0.37%	0.50%	0.46%	0.40%	0.29%

(1)	Includes troubled debt restructurings of $53 thousand, $97 thousand, $681 thousand, $ 911 thousand and $1.4 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

The Company had $37.5 million in nonperforming assets at December 31, 2017 compared with $48.3 million at December 31, 2016 and $43.5 million at December 31, 2015. Nonperforming assets were 0.37% of total loans and other real estate at December 31, 2017 compared with 0.50% of total loans and other real estate at December 31, 2016 and 0.46% of total loans and other real estate at December 31, 2015. The nonperforming assets consisted of 99 separate credits or other real estate properties at December 31, 2017, compared with 158 at December 31, 2016 and 147 at December 31, 2015.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $2.7 million, $3.2 million, and $3.9 million would have been recorded as income for the years ended December 31, 2017, 2016 and 2015, respectively.

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

	December 31, 2017
	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$583	$600	$—	$298
Agriculture and agriculture real estate (includes farmland)	132	178	—	70
1-4 family (includes home equity)	3,920	4,181	—	3,185
Commercial real estate (includes multi-family residential)	2,222	2,254	—	2,703
Commercial and industrial	7,846	10,460	—	8,386
Consumer and other	222	269	—	170
Total	14,925	17,942	—	14,812
With an allowance recorded:
Construction, land development and other land loans	—	—	—	—
Agriculture and agriculture real estate (includes farmland)	—	—	—	77
1-4 family (includes home equity)	1,191	1,213	559	814
Commercial real estate (includes multi-family residential)	1,486	1,499	366	887
Commercial and industrial	6,152	6,373	2,654	9,740
Consumer and other	—	—	—	2
Total	8,829	9,085	3,579	11,520
Total:
Construction, land development and other land loans	583	600	—	298
Agriculture and agriculture real estate (includes farmland)	132	178	—	147
1-4 family (includes home equity)	5,111	5,394	559	3,999
Commercial real estate (includes multi-family residential)	3,708	3,753	366	3,590
Commercial and industrial	13,998	16,833	2,654	18,126
Consumer and other	222	269	—	172
	$23,754	$27,027	$3,579	$26,332

	December 31, 2016
	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$14	$220	$—	$24
Agriculture and agriculture real estate (includes farmland)	7	12	—	14
1-4 family (includes home equity)	2,450	2,682	—	1,828
Commercial real estate (includes multi-family residential)	3,184	3,327	—	9,150
Commercial and industrial	8,925	9,446	—	5,139
Consumer and other	119	157	—	88
Total	14,699	15,844	—	16,243
With an allowance recorded:
Construction, land development and other land loans	—	—	—	3
Agriculture and agriculture real estate (includes farmland)	154	181	17	171
1-4 family (includes home equity)	437	449	150	408
Commercial real estate (includes multi-family residential)	288	288	178	275
Commercial and industrial	13,327	13,821	2,851	13,961
Consumer and other	4	4	1	93
Total	14,210	14,743	3,197	14,911
Total:
Construction, land development and other land loans	14	220	—	27
Agriculture and agriculture real estate (includes farmland)	161	193	17	185
1-4 family (includes home equity)	2,887	3,131	150	2,236
Commercial real estate (includes multi-family residential)	3,472	3,615	178	9,425
Commercial and industrial	22,252	23,267	2,851	19,100
Consumer and other	123	161	1	181
	$28,909	$30,587	$3,197	$31,154

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

The following table presents risk grades and PCI loans by category of loan at December 31, 2017. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$14,084	$—	$—	$50,174	$38,029	$102,287
Grade 2	1,848	4,190	28,053	18,953	20,561	52,210	125,815
Grade 3	1,419,648	594,082	2,632,788	2,955,774	1,084,580	180,494	8,867,366
Grade 4	78,117	68,019	61,146	272,848	209,279	10,226	699,635
Grade 5	788	7,964	3,558	34,811	58,655	3,200	108,976
Grade 6	7,284	1,266	4,640	16,415	39,611	1,740	70,956
Grade 7	583	132	4,681	3,708	13,755	222	23,081
Grade 8	—	—	430	—	243	—	673
Grade 9	—	—	—	—	—	—	—
PCI Loans (2)	869	381	4,564	13,118	3,052	—	21,984
Total	$1,509,137	$690,118	$2,739,860	$3,315,627	$1,479,910	$286,121	$10,020,773

(1)	Includes $31.4 million of residential mortgage loans held for sale at December 31, 2017.
(2)	Of the total PCI loans, $1.5 million were classified as substandard at December 31, 2017, with no specific reserves allocated to them.

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

Allowance for Credit Losses. The allowance for credit losses is a valuation established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of December 31, 2017 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

At December 31, 2017, the allowance for credit losses totaled $84.0 million or 0.84% of total loans, including acquired loans with discounts. At December 31, 2016, the allowance for credit losses totaled $85.3 million or 0.89% of total loans, and at December 31, 2015, the allowance aggregated $81.4 million or 0.86% of total loans, both including acquired loans with discounts. The allowance for credit losses totaled $84.0 million at December 31, 2017 compared with $85.3 million at December 31, 2016, a decrease of $1.3 million or 1.5%.

The following tables detail the recorded investment in loans, excluding $31.4 million and $27.0 million of residential mortgage loans held for sale, and activity in the allowance for credit losses by category of loan for the years ended December 31, 2017 and 2016, respectively.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2017	$14,984	$4,073	$16,571	$12,256	$35,836	$1,606	$85,326
Provision for credit losses	(297)	(458)	(2,008)	(1,476)	16,047	2,517	14,325
Charge-offs	(9)	(53)	(229)	(155)	(14,836)	(3,652)	(18,934)
Recoveries	137	210	156	3	1,763	1,055	3,324
Net charge-offs	128	157	(73)	(152)	(13,073)	(2,597)	(15,610)
Balance December 31, 2017	$14,815	$3,772	$14,490	$10,628	$38,810	$1,526	$84,041
Allowance for credit losses related to:
December 31, 2017
Individually evaluated for impairment	$—	$—	$559	$366	$2,654	$—	$3,579
Collectively evaluated for impairment	14,815	3,772	13,931	10,262	36,156	1,526	80,462
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$14,815	$3,772	$14,490	$10,628	$38,810	$1,526	$84,041
Recorded investment in loans:
December 31, 2017
Individually evaluated for impairment	$583	$132	$5,111	$3,708	$13,998	$222	$23,754
Collectively evaluated for impairment	1,507,685	689,605	2,698,796	3,298,801	1,462,860	285,899	9,943,646
PCI loans	869	381	4,564	13,118	3,052	—	21,984
Total loans evaluated for impairment	$1,509,137	$690,118	$2,708,471	$3,315,627	$1,479,910	$286,121	$9,989,384

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2016	$14,882	$3,845	$14,891	$12,996	$33,409	$1,361	$81,384
Provision for credit losses	(2,399)	6,795	1,598	(444)	13,986	4,464	24,000
Charge-offs	(7)	(7,375)	(116)	(298)	(14,371)	(5,346)	(27,513)
Recoveries	2,508	808	198	2	2,812	1,127	7,455
Net charge-offs	2,501	(6,567)	82	(296)	(11,559)	(4,219)	(20,058)
Balance December 31, 2016	$14,984	$4,073	$16,571	$12,256	$35,836	$1,606	$85,326
Allowance for credit losses related to:
December 31, 2016
Individually evaluated for impairment	$—	$17	$150	$178	$2,820	$1	$3,166
Collectively evaluated for impairment	14,984	4,056	16,421	12,078	32,985	1,605	82,129
PCI loans	—	—	—	—	31	—	31
Total allowance for credit losses	$14,984	$4,073	$16,571	$12,256	$35,836	$1,606	$85,326
Recorded investment in loans:
December 31, 2016
Individually evaluated for impairment	$14	$161	$2,887	$3,472	$22,221	$123	$28,878
Collectively evaluated for impairment	1,262,478	671,787	2,682,259	3,142,217	1,513,534	266,299	9,538,574
PCI loans	1,431	388	5,710	16,420	3,684	—	27,633
Total loans evaluated for impairment	$1,263,923	$672,336	$2,690,856	$3,162,109	$1,539,439	$266,422	$9,595,085

An analysis of activity in the allowance for credit losses for the year ended December 31, 2015 is as follows:

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2015	$15,825	$3,722	$16,377	$12,744	$30,002	$2,092	$80,762
Provision for credit losses	(736)	(137)	(1,277)	646	7,781	1,283	7,560
Charge-offs	(366)	(24)	(262)	(498)	(7,696)	(3,304)	(12,150)
Recoveries	159	284	53	104	3,322	1,290	5,212
Net charge-offs	(207)	260	(209)	(394)	(4,374)	(2,014)	(6,938)
Balance December 31, 2015	$14,882	$3,845	$14,891	$12,996	$33,409	$1,361	$81,384
Allowance for credit losses related to:
December 31, 2015
Individually evaluated for impairment	$2	$52	$93	$262	$7,082	$44	$7,535
Collectively evaluated for impairment	14,880	3,793	14,798	12,734	25,491	1,317	73,013
PCI loans	—	—	—	—	836	—	836
Total allowance for credit losses	$14,882	$3,845	$14,891	$12,996	$33,409	$1,361	$81,384
Recorded investment in loans:
December 31, 2015
Individually evaluated for impairment	$40	$209	$1,585	$15,377	$15,948	$239	$33,398
Collectively evaluated for impairment	1,072,238	648,214	2,609,878	3,098,076	1,660,686	252,340	9,341,432
PCI loans	920	395	5,269	17,630	15,612	—	39,826
Total loans evaluated for impairment	$1,073,198	$648,818	$2,616,732	$3,131,083	$1,692,246	$252,579	$9,414,656

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Under ASC topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications for identification as troubled debt restructurings. At December 31, 2017 and 2016, the Company had $53 thousand and $97 thousand, respectively, in outstanding troubled debt restructurings.  The following table presents information regarding the recorded investment at December 31, 2017 and 2016 of loans modified in a troubled debt restructuring during the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017			2016
	Number of Loans	Recorded Investment at Date of Restructure	Recorded Investment at Year-End	Number of Loans	Recorded Investment at Date of Restructure	Recorded Investment at Year-End
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate (includes farmland)	—	—	—	1	154	—
1-4 Family (includes home equity)	—	—	—	—	—	—
Commercial real estate (commercial mortgage and multi-family)	—	—	—	—	—	—
Commercial and industrial	3	8,656	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	3	$8,656	$—	1	$154	$—

For the year ended December 31, 2017, the Company added 3 loans totaling $8.7 million as new troubled debt restructurings, none of which remained outstanding at December 31, 2017. During the year ended December 31, 2017, the Company fully charged off two loans with a recorded investment of $4.3 million at the time of charge off. These two loans were modified as troubled debt restructurings during the first quarter of 2017 and had defaulted in payment prior to the charge off. As of December 31, 2017 there have been no other defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. There were no charge-offs related to restructured loans recognized during the year ended December 31, 2016. The modifications primarily related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

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

The following tables present fair values for assets measured at fair value on a recurring basis:

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$—	$1,820	$—	$1,820
Collateralized mortgage obligations	—	100,061	—	100,061
Mortgage-backed securities	—	103,489	—	103,489
Other securities	12,500	—	—	12,500

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$—	$1,920	$—	$1,920
Collateralized mortgage obligations	—	120,599	—	120,599
Mortgage-backed securities	—	85,863	—	85,863
Other securities	12,794	—	—	12,794

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale, and impaired loans. For the year ended December 31, 2017, the Company had additions to other real estate owned of $1.6 million, of which $923 thousand were outstanding as of December 31, 2017. For the year ended December 31, 2017, the Company had additions to impaired loans of $20.9 million, of which $17.6 million were outstanding as of December 31, 2017. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2017 and remained outstanding at December 31, 2017 were not significant.

The following tables summarize the carrying values and estimated fair values of certain financial instruments not recorded at fair value on a recurring basis:

	As of December 31, 2017
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$391,616	$391,616	$—	$—	$391,616
Federal funds sold	697	697	—	—	697
Held to maturity securities	9,454,246	—	9,323,482	—	9,323,482
Loans held for sale	31,389	—	31,389	—	31,389
Loans held for investment, net of allowance	9,905,343	—	—	9,923,556	9,923,556
Other real estate owned	11,152	—	11,152	—	11,152
Liabilities
Deposits:
Noninterest-bearing	$5,623,322	$—	$5,623,322	$—	$5,623,322
Interest-bearing	12,198,138	—	12,173,164	—	12,173,164
Other borrowings	505,223	—	505,390	—	505,390
Securities sold under repurchase agreements	324,154	—	324,118	—	324,118

	As of December 31, 2016
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$436,203	$436,203	$—	$—	$436,203
Federal funds sold	1,178	1,178	—	—	1,178
Held to maturity securities	9,504,910	—	9,339,455	—	9,339,455
Loans held for sale	26,975	—	26,975	—	26,975
Loans held for investment, net of allowance	9,509,759	—	—	9,533,310	9,533,310
Other real estate owned	15,463	—	15,463	—	15,463
Liabilities
Deposits:
Noninterest-bearing	$5,190,973	$—	$5,190,973	$—	$5,190,973
Interest-bearing	12,116,329	—	12,121,157	—	12,121,157
Other borrowings	990,781	—	991,181	—	991,181
Securities sold under repurchase agreements	320,430	—	320,428	—	320,428

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

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Land	$88,040	$90,696
Buildings	204,922	205,500
Furniture, fixtures and equipment	68,858	65,027
Construction in progress	6,537	643
Total	368,357	361,866
Less accumulated depreciation	(111,292)	(99,783)
Premises and equipment, net	$257,065	$262,083

Depreciation expense was $12.2 million, $13.1 million and $13.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

9. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2017 were as follows (dollars in thousands):

Three months or less	$360,625	27.7%
Over three through six months	291,117	22.4
Over six through 12 months	351,823	27.0
Over 12 months	298,476	22.9
Total	$1,302,041	100.00%

Interest expense for certificates of deposit in excess of $100,000 was $10.3 million, $9.7 million and $9.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the Company had $76.9 million of deposits classified as brokered deposits for regulatory purposes, and there are no major concentrations of deposits with any one depositor.

10. OTHER BORROWINGS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(Dollars in thousands)
FHLB advances	$500,000	$985,000
FHLB long-term notes payable	5,223	5,781
Total other borrowings	505,223	990,781
Securities sold under repurchase agreements	324,154	320,430
Total	$829,377	$1,311,211

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term borrowings and used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2017, the Company had total funds of $5.77 billion available under this agreement, of which a total amount of $505.2 million was outstanding at December 31, 2017. FHLB advances were $500.0 million at December 31, 2017, with a weighted average interest rate of 1.21%. Long-term notes payable were $5.2 million at December 31, 2017, with a weighted average interest rate of 5.70%. The maturity dates on the FHLB notes payable range from the years 2018 to 2027 and have interest rates ranging from 4.51% to 6.10%.

Securities sold under repurchase agreements with Company customers—At December 31, 2017, the Company had $324.2 million in securities sold under repurchase agreements compared with $320.4 million at December 31, 2016, with average rates paid of 0.39% and 0.29% for the years ended December 31, 2017 and 2016, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $9.8 million of repurchase agreements outstanding at December 31, 2017 have maturity dates ranging from 6 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

11. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Current	$123,371	$115,145	$108,550
Deferred	10,534	19,047	34,999
Total	$133,905	$134,192	$143,549

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Taxes calculated at statutory rate	$142,125	$143,030	$150,568
(Decrease) increase resulting from:
Excess FMV on restricted stock vesting	(442)	—	—
Tax-exempt interest	(6,724)	(7,234)	(6,351)
Qualified School Construction Bond credit	(1,239)	(1,218)	(1,239)
Non taxable death benefits	(5)	(295)	(60)
BOLI income	(1,901)	(1,982)	(1,917)
Qualified stock options	—	—	2
Leverage lease items	(549)	—	—
State tax, net	106	1,188	1,193
Other, net	1,103	703	1,353
Tax rate change	1,431	—	—
Total	$133,905	$134,192	$143,549

Income tax expense for 2017 was impacted by the adjustment of deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. As a result of the new law, which is more fully discussed below, the Company recognized a net tax expense totaling $1.4 million, as presented in the table above. During 2017, the Company adopted a new accounting standard that requires the income tax effects associated with stock-based compensation to be recognized as a component of income tax expense. The Company recognized net tax benefits related to stock-based compensation totaling $442 thousand in 2017, as presented in the table above. See Note 1 - Significant Accounting Policies for additional information related to the accounting for the income tax effects of stock-based compensation.

Year-end deferred taxes are presented in the table below. As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, deferred taxes as of December 31, 2017 are based on the newly enacted U.S. statutory federal corporate income tax rate of 21%. Deferred taxes as of December 31, 2016 are based on the previously enacted U.S. statutory federal corporate income tax rate of 35%.

	December 31,
	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Loan purchase discounts	$7,297	$20,793
Allowance for credit losses	16,897	28,745
Accrued liabilities	1,476	2,985
Restricted stock	5,640	10,088
Deferred compensation	2,433	4,100
Certificates of Deposit	22	113
Net operating losses	129	424
ORE write-downs	710	—
Investments in partnerships	106	213
Unrealized loss on available for sale securities	30	—
Other	19	162
Total deferred tax assets	34,759	67,623
Deferred tax liabilities:
Goodwill and core deposit intangibles	(22,664)	(35,813)
Bank premises and equipment	(7,252)	(13,504)
Securities	(494)	(1,517)
Unrealized gain on available for sale securities	—	(760)
Prepaid expenses	(566)	(1,295)
Deferred loan fees and costs	(4,091)	(5,300)
Total deferred tax liabilities	(35,067)	(58,189)
Net deferred tax (liabilities) assets	$(308)	$9,434

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2017.

Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no tax positions at December 31, 2017 or December 31, 2016 that did not meet the more-likely-than not recognition threshold. ASC Topic 740 “Income Taxes” also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2017 and 2016, the Company has not accrued any interest and penalties related to unrecognized tax benefits. The Company has identified its federal tax return and its state tax returns in Texas, Oklahoma and Arkansas as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal return are the 2014 through 2017 tax years. The Company has assumed to net operating loss carryforwards, “acquired NOLs”, through its acquisitions. The tax periods of the acquired entities from which these acquired NOLs originated are considered open years for purposes of adjusting the amount of the acquired NOLs used in the Company’s open years. Net operating loss carryforwards expire in tax years beginning in 2028 through 2031.

Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) establishes a new, flat federal statutory corporate income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact the Company. As stated above, as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, the Company remeasured its deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal corporate income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future.  The Company is still analyzing certain aspects of the new law and refining its calculations, which could affect the measurement of these deferred tax assets and liabilities or give rise to new deferred tax amounts. The Company recognized a one-time non-cash income tax expense related to the remeasurement of its deferred tax assets and liabilities totaling $1.4 million during the year ended December 31, 2017.

12. STOCK INCENTIVE PROGRAMS

At December 31, 2017, the Company had two stock-based employee compensation plans with awards outstanding. One of these plans has expired and therefore no additional awards may be issued under that plan. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The Company recognized stock-based compensation expense of $6.9 million, $9.5 million and $11.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. There was approximately $2.4 million, $3.3 million and $3.9 million of income tax benefit recorded for the stock-based compensation expense for the same periods, respectively.

In December 2004, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by Bancshares’ shareholders on February 23, 2005. The 2004 Plan authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provided for grants of incentive and nonqualified stock options to employees and nonqualified stock options to directors who are not employees. The 2004 Plan also provided for grants of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 191,625 options and 793,218 shares of restricted stock have been granted under the 2004 Plan as of December 31, 2017. No options granted under the 2004 Plan were outstanding at December 31, 2017. The 2004 Plan has expired and therefore no additional shares may be issued under the 2004 Plan.

On February 22, 2012, Bancshares’ Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders on April 17, 2012. The 2012 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. A total of 359,133 shares of restricted stock have been granted under the 2012 Plan as of December 31, 2017.

Stock Options

Stock options are issued at the current market price on the date of the grant, subject to a pre-determined vesting period with a contractual term of 10 years. Options assumed in connection with acquisitions have contractual terms as established in the original option grant agreements entered into prior to acquisition. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes pricing model utilizes certain assumptions including expected life of the option, risk free interest rate, volatility and dividend yield. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. There were no options issued for the years ended December 31, 2017, 2016 and 2015 and the Company had no options outstanding at December 31, 2017.

A summary of changes in outstanding vested and unvested options during the three-year period ended December 31, 2017 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, December 31, 2014	53	$27.68	2.69	$1,473
Options granted	—	—
Options forfeited	(15)	27.15
Options exercised	(9)	29.92
Options outstanding, December 31, 2015	29	$32.14	2.60	453
Options granted	—	—
Options forfeited	—	—
Options exercised	(24)	32.65
Options outstanding, December 31, 2016	5	$29.69	2.75	210
Options granted	—	—
Options forfeited	—	—
Options exercised	(5)	29.69
Options outstanding, December 31, 2017	—	$—	—	$—
Shares vested or expected to vest, December 31, 2017	—	$—	—	$—
Shares exercisable, December 31, 2017	—	$—	—	$—

The total intrinsic value of the options exercised during the years ended December 31, 2017 and 2016 was $202 thousand and $931 thousand, respectively. No options vested during the year ended December 31, 2017, as all options vested prior to 2017. There were no unvested options forfeited during the years ended December 31, 2017 and 2016.

The Company received $148 thousand, $778 thousand and $290 thousand in cash from the exercise of stock options during the years ended December 31, 2017, 2016 and 2015, respectively. There was no tax benefit realized from exercises of the stock-based compensation arrangements during the years ended December 31, 2017, 2016 and 2015.

Restricted Stock

The Company has granted shares of restricted stock pursuant to the 2004 and 2012 Plans. These shares of restricted stock generally vest over a period of one to five years. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period. Compensation expense related to restricted stock was $6.9 million, $9.5 million and $11.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

A summary of the status of nonvested shares of restricted stock as of December 31, 2017, and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, December 31, 2016	503	$45.35
Share awards granted	21	66.52
Unvested share awards forfeited	(26)	60.99
Share awards vested	(80)	53.90
Nonvested share awards outstanding, December 31, 2017	418	$56.53

The total fair value of restricted stock awards that fully vested during the year ended December 31, 2017 was $5.4 million.

As of December 31, 2017, there was $28.8 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.94 years.

13. OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense totals are more fully detailed in the following tables. Any components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented, as well as amounts the Company elected to present, are stated separately.

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Other noninterest income
Banking related service fees	$6,107	$4,825	$4,690
Bank Owned Life Insurance (BOLI)	5,430	5,663	5,548
Rental income	1,946	2,484	2,594
Other	8,492	7,893	10,930
Total	$21,975	$20,865	$23,762
Other noninterest expense
Advertising	$2,932	$2,845	$2,974
Losses	2,519	2,439	3,361
Printing and supplies	2,035	2,334	2,158
Professional and legal fees	4,843	4,346	3,044
Property taxes	7,424	7,770	7,028
Travel and development	4,398	4,455	4,434
Other	9,578	9,089	9,577
Total	$33,729	$33,278	$32,576

14. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Code and excluding catch-up contributions. Such matching contributions were approximately $4.3 million, $4.4 million and $4.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

15. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2017 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB notes payable and operating leases as of December 31, 2017 are summarized below. The future interest payments were calculated using the current rate in effect at December 31, 2017. Payments for FHLB notes payable include interest of $364 thousand that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$504,330	$980	$125	$152	$505,587
Operating leases	5,019	7,781	4,106	6,256	23,162
Total	$509,349	$8,761	$4,231	$6,408	$528,749

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2017 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$64,799	$7,133	$488	$—	$72,420
Commitments to extend credit	908,606	394,752	211,191	864,275	2,378,824
Total	$973,405	$401,885	$211,679	$864,275	$2,451,244

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

At December 31, 2017, $225.2 million of commitments to extend credit and standby letters of credit have fixed rates ranging from 1.6% to 21.0%.

The Company evaluates customer creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Leases—The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2017 (dollars in thousands):

2018	$5,019
2019	4,345
2020	3,436
2021	2,353
2022	1,753
Thereafter	6,256
$23,162

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all noncancelable operating lease obligations aggregated approximately $6.7 million for the year ended December 31, 2017, $7.4 million for the year ended December 31, 2016 and $7.4 million for the year ended December 31, 2015.

Litigation—The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. After consultations with legal counsel, the Company and the Bank believe that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

16. OTHER COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2017			2016			2015
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(2,314)	$790	$(1,524)	$(967)	$338	$(629)	$(2,599)	$910	$(1,689)
Total securities available for sale	(2,314)	790	(1,524)	(967)	338	(629)	(2,599)	910	(1,689)
Total other comprehensive loss	$(2,314)	$790	$(1,524)	$(967)	$338	$(629)	$(2,599)	$910	$(1,689)

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2017	$1,411	$1,411
Other comprehensive loss	(1,524)	(1,524)
Balance at December 31, 2017	$(113)	$(113)
Balance at January 1, 2016	$2,040	$2,040
Other comprehensive loss	(629)	(629)
Balance at December 31, 2016	$1,411	$1,411
Balance at January 1, 2015	$3,729	$3,729
Other comprehensive loss	(1,689)	(1,689)
Balance at December 31, 2015	$2,040	$2,040

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

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios of CET1, Tier 1 and Total capital to risk weighted assets, and of Tier 1 capital to adjusted quarterly average assets as defined in the regulations. As of December 31, 2017, the Company and the Bank met all capital adequacy requirements to which they were subject.

The Basel III Capital Rules require a “capital conservation buffer,” composed entirely of CET1, in addition to the minimum risk-weighted asset capital ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and is being phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The required phase-in buffer during 2017 was 1.25%.

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

As of December 31, 2017, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification which management believes have changed the Bank’s category. To be categorized as well capitalized the Bank must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios as set forth in the table below.

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2017 and 2016:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer for 2017		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2017 (1)
CET1 Capital (to Risk Weighted Assets)	$1,898,009	15.08%	$566,568	4.50%	$723,948	5.750%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	1,898,009	15.08%	755,424	6.00%	912,805	7.250%	N/A	N/A
Total Capital (to Risk Weighted Assets)	1,982,051	15.74%	1,007,233	8.00%	1,164,613	9.250%	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	1,898,009	9.31%	815,633	4.00%	815,633	4.000%	N/A	N/A
As of December 31, 2016 (1)
CET1 Capital (to Risk Weighted Assets)	$1,721,055	14.48%	$534,852	4.50%	$609,136	5.125%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	1,721,055	14.48%	713,135	6.00%	787,420	6.625%	N/A	N/A
Total Capital (to Risk Weighted Assets)	1,806,382	15.20%	950,847	8.00%	1,025,132	8.625%	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	1,721,055	8.68%	793,457	4.00%	793,457	4.000%	N/A	N/A
BANK ONLY:
As of December 31, 2017 (1)
CET1 Capital (to Risk Weighted Assets)	$1,884,811	14.98%	$566,260	4.50%	$723,554	5.750%	$817,931	6.50%
Tier 1 Capital (to Risk Weighted Assets)	1,884,811	14.98%	755,013	6.00%	912,308	7.250%	1,006,684	8.00%
Total Capital (to Risk Weighted Assets)	1,968,852	15.65%	1,006,684	8.00%	1,163,979	9.250%	1,258,355	10.00%
Tier 1 Capital (to Average Tangible Assets)	1,884,811	9.25%	815,199	4.00%	815,199	4.000%	1,018,999	5.00%
As of December 31, 2016 (1)
CET1 Capital (to Risk Weighted Assets)	$1,704,620	14.35%	$534,392	4.50%	$608,613	5.125%	$771,899	6.50%
Tier 1 Capital to Risk Weighted Assets)	1,704,620	14.35%	712,522	6.00%	786,743	6.625%	950,030	8.00%
Total Capital (to Risk Weighted Assets)	1,789,946	15.07%	950,030	8.00%	1,024,251	8.625%	1,187,537	10.00%
Tier 1 Capital (to Average Tangible Assets)	1,704,620	8.60%	793,006	4.00%	793,006	4.000%	991,257	5.00%

(1)	Calculated pursuant to the phase-in provisions of the Basel III Capital Rules.

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends declared to be paid by Bancshares during the years ended December 31, 2017, 2016 and 2015 were $95.9 million, $86.2 million and $78.3 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2017, 2016 and 2015 were $95.0 million, $141.5 million and $258.3 million, respectively.

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
	(Dollars in thousands)
ASSETS
Cash	$3,528	$1,950
Investment in subsidiary	3,806,973	3,621,893
Goodwill	3,982	3,982
Other assets	9,671	14,486
TOTAL	$3,824,154	$3,642,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$—	$—
Total liabilities	—	—
SHAREHOLDERS’ EQUITY:
Common stock	69,491	69,491
Capital surplus	2,035,219	2,028,129
Retained earnings	1,719,557	1,543,280
Unrealized (loss) gain on available for sale securities, net of tax benefit	(113)	1,411
Total shareholders’ equity	3,824,154	3,642,311
TOTAL	$3,824,154	$3,642,311

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiary	$95,000	$141,456	$258,250
Other income	32	34	69
Total income	95,032	141,490	258,319
OPERATING EXPENSE:
Junior subordinated debentures interest expense	—	37	791
Stock based compensation expense (includes restricted stock)	6,942	9,547	11,095
Other expenses	597	613	526
Total operating expense	7,539	10,197	12,412
INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	87,493	131,293	245,907
FEDERAL INCOME TAX (EXPENSE) BENEFIT	(1,932)	3,568	4,331
INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	85,561	134,861	250,238
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	186,604	139,605	36,408
NET INCOME	$272,165	$274,466	$286,646

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net income	$272,165	$274,466	$286,646
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(2,314)	(967)	(2,599)
Total other comprehensive loss	(2,314)	(967)	(2,599)
Deferred tax benefit related to other comprehensive loss	790	338	910
Other comprehensive loss, net of tax	(1,524)	(629)	(1,689)
Comprehensive income	$270,641	$273,837	$284,957

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$272,165	$274,466	$286,646
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(186,604)	(139,605)	(36,408)
Stock based compensation expense (includes restricted stock)	6,942	9,547	11,095
Decrease in other assets	4,815	41	3,298
Decrease in accrued interest payable and other liabilities	—	—	(309)
Net cash provided by operating activities	97,318	144,449	264,322
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	—	(39,006)	—
Cash acquired from acquisitions	—	72	—
Net cash used in investing activities	—	(38,934)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of junior subordinated debentures	—	(7,217)	(167,531)
Proceeds from stock option exercises	148	778	290
Repurchase of common stock	—	(51,057)	—
Payments of cash dividends	(95,888)	(86,226)	(78,258)
Net cash used in financing activities	(95,740)	(143,722)	(245,499)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,578	(38,207)	18,823
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,950	40,157	21,334
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,528	$1,950	$40,157