Form 10-Q
period 2018-03-31
PROSPERITY BANCSHARES INC
filed 2018-05-07
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 3, 2018, there were 69,844,886 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2018	2017
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$243,514	$391,616
Federal funds sold	469	697
Total cash and cash equivalents	243,983	392,313
Available for sale securities, at fair value	207,489	217,870
Held to maturity securities, at cost (fair value of $9,239,443 and $9,323,482 respectively)	9,502,765	9,454,246
Total securities	9,710,254	9,672,116
Loans held for sale	34,551	31,389
Loans held for investment	9,976,865	9,989,384
Total loans	10,011,416	10,020,773
Less: allowance for credit losses	(83,600)	(84,041)
Loans, net	9,927,816	9,936,732
Accrued interest receivable	51,526	56,368
Goodwill	1,900,845	1,900,845
Core deposit intangibles, net	37,274	38,842
Bank premises and equipment, net	257,057	257,065
Other real estate owned	10,538	11,152
Bank owned life insurance (BOLI)	256,443	255,132
Federal Home Loan Bank of Dallas stock	55,394	49,764
Other assets	21,184	16,963
TOTAL ASSETS	$22,472,314	$22,587,292
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$5,707,994	$5,623,322
Interest-bearing	11,624,885	12,198,138
Total deposits	17,332,879	17,821,460
Other borrowings	820,079	505,223
Securities sold under repurchase agreements	339,576	324,154
Accrued interest payable	2,992	2,945
Other liabilities	100,643	109,356
Total liabilities	18,596,169	18,763,138
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 69,819,286 shares issued and outstanding at March 31, 2018; 69,490,910 shares issued and outstanding at December 31, 2017	69,819	69,491
Capital surplus	2,037,498	2,035,219
Retained earnings	1,768,783	1,719,557
Accumulated other comprehensive income (loss)—net unrealized gain (loss) on available for sale securities, net of tax expense (benefit) of $12 and ($30), respectively	45	(113)
Total shareholders’ equity	3,876,145	3,824,154
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,472,314	$22,587,292

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$116,246	$111,710
Securities	54,457	53,157
Federal funds sold	315	183
Total interest income	171,018	165,050
INTEREST EXPENSE:
Deposits	14,472	9,908
Other borrowings	2,973	2,476
Securities sold under repurchase agreements	350	231
Total interest expense	17,795	12,615
NET INTEREST INCOME	153,223	152,435
PROVISION FOR CREDIT LOSSES	9,000	2,675
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	144,223	149,760
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	7,827	8,089
Credit card, debit card and ATM card income	5,961	5,953
Service charges on deposit accounts	5,275	5,421
Trust income	2,728	2,155
Mortgage income	763	1,266
Brokerage income	625	488
Net gain on sale of assets	—	1,759
Other	4,759	5,693
Total noninterest income	27,938	30,824
NONINTEREST EXPENSE:
Salaries and employee benefits	50,399	48,444
Net occupancy and equipment	5,609	5,503
Credit and debit card, data processing and software amortization	4,448	4,085
Regulatory assessments and FDIC insurance	3,575	3,549
Core deposit intangibles amortization	1,568	1,915
Depreciation	3,033	3,103
Communications	2,580	2,702
Other real estate expense	211	85
Other	8,631	8,676
Total noninterest expense	80,054	78,062
INCOME BEFORE INCOME TAXES	92,107	102,522
PROVISION FOR INCOME TAXES	17,746	33,957
NET INCOME	$74,361	$68,565
EARNINGS PER SHARE:
Basic	$1.07	$0.99
Diluted	$1.07	$0.99

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Net income	$74,361	$68,565
Other comprehensive income, before tax:
Securities available for sale:
Change in unrealized gain during period	200	29
Total other comprehensive income	200	29
Deferred taxes related to other comprehensive income	(42)	(10)
Other comprehensive income, net of tax	158	19
Comprehensive income	$74,519	$68,584

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2016	69,491,012	$69,491	$2,028,129	$1,543,280	$1,411	$3,642,311
Net income				68,565		68,565
Other comprehensive income					19	19
Common stock issued in connection with the exercise of stock options and restricted stock awards, net	(11,100)	(11)	159			148
Stock based compensation expense			1,662			1,662
Cash dividends declared, $0.34 per share				(23,623)		(23,623)
BALANCE AT MARCH 31, 2017	69,479,912	$69,480	$2,029,950	$1,588,222	$1,430	$3,689,082

BALANCE AT DECEMBER 31, 2017	69,490,910	$69,491	$2,035,219	$1,719,557	$(113)	$3,824,154
Net income				74,361		74,361
Other comprehensive income					158	158
Common stock issued in connection with the exercise of stock options and restricted stock awards, net	328,376	328	(328)			—
Stock based compensation expense			2,607			2,607
Cash dividends declared, $0.36 per share				(25,135)		(25,135)
BALANCE AT MARCH 31, 2018	69,819,286	$69,819	$2,037,498	$1,768,783	$45	$3,876,145

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,361	$68,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	4,601	5,018
Provision for credit losses	9,000	2,675
Net amortization of premium on investments	8,450	9,883
Net loss (gain) on sale of other real estate	122	(10)
Net gain on sale of assets	—	(1,759)
Net accretion of discount on loans	(2,326)	(4,753)
Net amortization of premium on deposits	(53)	(99)
Gain on sale of loans	(705)	(1,162)
Proceeds from sale of loans held for sale	40,916	59,037
Originations of loans held for sale	(43,373)	(52,904)
Stock based compensation expense	2,607	1,662
Increase in accrued interest receivable and other assets	(7,406)	(17,703)
(Decrease) increase in accrued interest payable and other liabilities	(8,666)	75,998
Net cash provided by operating activities	77,528	144,448

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	440,176	424,808
Purchase of held to maturity securities	(497,004)	(574,333)
Proceeds from maturities and principal paydowns of available for sale securities	1,610,394	1,211,622
Purchase of available for sale securities	(1,599,954)	(1,199,985)
Net decrease (increase) in loans held for investment	5,331	(121,679)
Purchase of bank premises and equipment	(3,078)	(1,123)
Proceeds from sale of bank premises, equipment and other real estate	634	4,401
Proceeds from insurance claims	1,028	—
Net cash used in investing activities	(42,473)	(256,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	84,672	108,291
Net decrease in interest-bearing deposits	(573,200)	(379,922)
Net proceeds from other short-term borrowings	315,000	280,000
Repayments of other long-term borrowings	(144)	(137)
Net increase in securities sold under repurchase agreements	15,422	15,445
Proceeds from stock option exercises	—	148
Payments of cash dividends	(25,135)	(23,623)
Net cash (used in) provided by financing activities	(183,385)	202
NET DECREASE IN CASH AND CASH EQUIVALENTS	(148,330)	(111,639)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	392,313	437,381
CASH AND CASH EQUIVALENTS, END OF PERIOD	$243,983	$325,742

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$47	$320

SUPPLEMENTAL INFORMATION:
Income taxes paid	$62,230	$—
Interest paid	17,748	12,706

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period.

2. INCOME PER COMMON SHARE

Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2018		2017
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$74,361		$68,565
Basic:
Weighted average shares outstanding	69,768	$1.07	69,480	$0.99
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	—		2
Total	69,768	$1.07	69,482	$0.99

There were no stock options exercisable during the three months ended March 31, 2018 or 2017 that would have had an anti-dilutive effect on the above computation.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

3. NEW ACCOUNTING STANDARDS

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

ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10)—Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; 4) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 5) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 6) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 7) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 8) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update affect all entities that hold financial assets or owe financial liabilities. ASU 2016-01 became effective for the Company on January 1, 2018, and did not have a material financial impact on the Company’s financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the FASB has issued targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 -

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Identifying Performance Obligations and Licensing, ASU 2016-12 - Narrow-Scope Improvements and Practical Expedients and ASU 2016-20 - Technical Corrections and Improvements to Topic 606 - Revenue from Contract with Customers. These amendments do not change the core principles in ASU 2014-09. The Company’s primary sources of revenue are comprised of net interest income on financial assets and liabilities, which are not within the scope of ASU 2014-09. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU. Based on this assessment, the Company concluded the ASU did not significantly change the method in which the Company currently recognizes revenue. ASU 2014-09 became effective for the Company on January 1, 2018 and did not have a material financial impact on the Company’s financial statements.

The following provides further detail on other revenue streams within noninterest income that are within the scope of this update.

Nonsufficient Funds (NSF) Fees – NSF fees are generated on a transactional basis from nonsufficient funds. Revenue is recognized once the performance obligation is satisfied.

Credit card, debit card and ATM card income – Credit card and debit card income is primarily comprised of interchange fees earned on a transactional basis through card payment networks. ATM card income is generated when the Company’s card holders use foreign ATMs or when non-customers utilize the Company’s ATMs. Revenue is recognized after the performance obligation is satisfied generally after the transaction is completed.

Service Charges on Deposit Accounts – Services charges on deposit accounts consist of account maintenance or transaction-based fees. The Company’s performance obligation is satisfied over a period of time for account maintenance and at the time of service for transaction-based fees. Revenue is recognized after the performance obligation is satisfied.

Trust Income – Trust income represents monthly income from trust and estate administration, investment management services, and employee benefits services. The Company’s performance obligation is generally performed over a period of time and varies by the type of trust services being provided to the customer. Revenue is recognized after the performance obligation is satisfied.

Brokerage Income – Brokerage income represents fees and commissions from asset management services and transaction processing. The Company’s performance obligation is generally performed over a period of time for asset management services and at a point in time for transaction processing. Revenue is recognized after the performance obligation is satisfied.

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,668	$4	$—	$1,672
Collateralized mortgage obligations	95,544	770	(53)	96,261
Mortgage-backed securities	97,632	986	(1,331)	97,287
Other securities	12,588	—	(319)	12,269
Total	$207,432	$1,760	$(1,703)	$207,489
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$32,289	$43	$(39)	$32,293
States and political subdivisions	290,040	4,058	(538)	293,560
Collateralized mortgage obligations	615	2	(4)	613
Mortgage-backed securities	9,179,821	6,063	(272,907)	8,912,977
Total	$9,502,765	$10,166	$(273,488)	$9,239,443

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,817	$3	$—	$1,820
Collateralized mortgage obligations	99,996	122	(57)	100,061
Mortgage-backed securities	103,612	1,204	(1,327)	103,489
Other securities	12,588	13	(101)	12,500
Total	$218,013	$1,342	$(1,485)	$217,870
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$32,235	$150	$(5)	$32,380
States and political subdivisions	328,666	4,263	(807)	332,122
Collateralized mortgage obligations	653	2	(5)	650
Mortgage-backed securities	9,092,692	9,382	(143,744)	8,958,330
Total	$9,454,246	$13,797	$(144,561)	$9,323,482

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of March 31, 2018, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2018, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been recognized in the Company’s consolidated statement of income.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	March 31, 2018
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$3,479	$(27)	$2,417	$(26)	$5,896	$(53)
Mortgage-backed securities	40,470	(1,328)	1,926	(3)	42,396	(1,331)
Other securities	12,269	(319)	—	—	12,269	(319)
Total	$56,218	$(1,674)	$4,343	$(29)	$60,561	$(1,703)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$25,397	$(39)	$—	$—	$25,397	$(39)
States and political subdivisions	86,764	(513)	2,881	(25)	89,645	(538)
Collateralized mortgage obligations	354	(4)	—	—	354	(4)
Mortgage-backed securities	4,802,646	(106,841)	3,669,817	(166,066)	8,472,463	(272,907)
Total	$4,915,161	$(107,397)	$3,672,698	$(166,091)	$8,587,859	$(273,488)

	December 31, 2017
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$5,753	$(13)	$2,544	$(44)	$8,297	$(57)
Mortgage-backed securities	42,289	(1,323)	2,054	(4)	44,343	(1,327)
Other securities	1,636	(101)	—	—	1,636	(101)
Total	$49,678	$(1,437)	$4,598	$(48)	$54,276	$(1,485)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$4,934	$(5)	$—	$—	$4,934	$(5)
States and political subdivisions	160,392	(773)	3,686	(34)	164,078	(807)
Collateralized mortgage obligations	373	(2)	100	(3)	473	(5)
Mortgage-backed securities	3,940,075	(34,159)	3,883,266	(109,585)	7,823,341	(143,744)
Total	$4,105,774	$(34,939)	$3,887,052	$(109,622)	$7,992,826	$(144,561)

At March 31, 2018 and December 31, 2017, there were 292 securities and 308 securities, respectively, in an unrealized loss position for more than 12 months.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

The amortized cost and fair value of investment securities at March 31, 2018, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$37,102	$37,237	$13,098	$12,779
Due after one year through five years	161,835	162,424	1,158	1,162
Due after five years through ten years	113,051	115,623	—	—
Due after ten years	10,341	10,569	—	—
Subtotal	322,329	325,853	14,256	13,941
Mortgage-backed securities and collateralized mortgage obligations	9,180,436	8,913,590	193,176	193,548
Total	$9,502,765	$9,239,443	$207,432	$207,489

The Company recorded no gain or loss on the sale of securities for the three months ended March 31, 2018 and 2017.   As of March 31, 2018, the Company did not own any non-agency collateralized mortgage obligations.

At March 31, 2018 and December 31, 2017, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.69 billion and $5.94 billion and a fair value of $5.50 billion and $5.84 billion at March 31, 2018 and December 31, 2017, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Residential mortgage loans held for sale	$34,551	$31,389

Commercial and industrial	1,524,385	1,479,910
Real estate:
Construction, land development and other land loans	1,502,393	1,509,137
1-4 family residential (includes home equity)	2,688,012	2,708,471
Commercial real estate (includes multi-family residential)	3,330,860	3,315,627
Farmland	507,874	502,841
Agriculture	163,445	187,277
Consumer and other	259,896	286,121
Total loans held for investment	9,976,865	9,989,384
Total	$10,011,416	$10,020,773

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 75.1% of the Company’s total loan portfolio at March 31, 2018. As of March 31, 2018 and December 31, 2017, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2018 or December 31, 2017.

Related Party Loans. As of March 31, 2018 and December 31, 2017, loans outstanding to directors, officers and their affiliates totaled $2.6 million and $2.7 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the three months ended March 31, 2018	As of and for the year ended December 31, 2017
	(Dollars in thousands)
Beginning balance on January 1	$2,694	$4,493
New loans	—	175
Repayments and reclassified related loans	(99)	(1,974)
Ending balance	$2,595	$2,694

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

An aging analysis of past due loans, segregated by category of loan, is presented below:

	March 31, 2018
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$3,859	$—	$3,859	$509	$1,498,025	$1,502,393
Agriculture and agriculture real estate (includes farmland)	1,132	—	1,132	128	670,059	671,319
1-4 family (includes home equity) (1)	3,741	75	3,816	5,053	2,713,694	2,722,563
Commercial real estate (includes multi-family residential)	2,595	—	2,595	3,380	3,324,885	3,330,860
Commercial and industrial	6,740	32	6,772	13,422	1,504,191	1,524,385
Consumer and other	540	—	540	80	259,276	259,896
Total	$18,607	$107	$18,714	$22,572	$9,970,130	$10,011,416

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

	December 31, 2017
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$8,046	$588	$8,634	$583	$1,499,920	$1,509,137
Agriculture and agriculture real estate (includes farmland)	562	—	562	132	689,424	690,118
1-4 family (includes home equity) (1)	7,550	416	7,966	5,117	2,726,777	2,739,860
Commercial real estate (includes multi-family residential)	6,995	—	6,995	3,932	3,304,700	3,315,627
Commercial and industrial	17,728	—	17,728	15,277	1,446,905	1,479,910
Consumer and other	605	—	605	223	285,293	286,121
Total	$41,486	$1,004	$42,490	$25,264	$9,953,019	$10,020,773

(1) Includes $34.6 million and $31.4 million of residential mortgage loans held for sale at March 31, 2018 and December 31, 2017, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans (1)	$22,572	$25,264
Accruing loans 90 or more days past due	107	1,004
Total nonperforming loans	22,679	26,268
Repossessed assets	—	35
Other real estate	10,538	11,152
Total nonperforming assets	$33,217	$37,455

Nonperforming assets to total loans and other real estate	0.33%	0.37%

(1) Includes troubled debt restructurings of $50 thousand and $53 thousand as of March 31, 2018 and December 31, 2017, respectively.

The Company had $33.2 million in nonperforming assets at March 31, 2018 compared with $37.5 million at December 31, 2017. Nonperforming assets were 0.33% of total loans and other real estate at March 31, 2018 compared with 0.37% of total loans and other real estate at December 31, 2017. These low nonperforming asset ratios are reflective of the Company’s conservative lending approach.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $526 thousand and $1.1 million would have been recorded as income for the three months ended March 31, 2018 and 2017, respectively.

Acquired Loans.  Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default, and recovery rates. During the valuation process, the Company identified Purchased Credit-Impaired (“PCI”) and Non-PCI loans in the acquired loan portfolios. Loans acquired with evidence of credit quality deterioration at acquisition for which it was probable that the Company would not be able to collect all contractual amounts due were accounted for as PCI. PCI loan identification considers the following factors: payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality since origination. Non-PCI loan identification considers the following factors: account types, remaining terms, annual interest rates or coupons, current market rates, interest types, past delinquencies, timing of principal and interest payments, loan to value ratios, loss exposures and remaining balances. Accretion of purchased discounts on PCI loans will be based on estimated future cash flows, regardless of contractual maturities. Accretion of purchased discounts on Non-PCI loans will be recognized on a level-yield basis based on contractual maturity of individual loans.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

PCI Loans.  The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
PCI loans:
Outstanding balance	$30,503	$36,199
Discount	(10,386)	(14,215)
Recorded investment	$20,117	$21,984

Changes in the accretable yield for acquired PCI loans for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$8,121	$9,778
Additions	—	—
Reclassifications from nonaccretable	250	968
Accretion	(686)	(1,483)
Balance at March 31	$7,685	$9,263

Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

Non-PCI Loans. The carrying amount of Non-PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2018 and December 31, 2017, including accrued but unpaid interest.

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$680,656	$738,706
Discount	(18,885)	(20,533)
Recorded investment	$661,771	$718,173

Changes in the discount accretion for Non-PCI loans for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$20,533	$35,401
Additions	—	—
Accretion charge-offs	(8)	(2)
Accretion	(1,640)	(3,270)
Balance at March 31	$18,885	$32,129

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

	March 31, 2018
	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$509	$525	$—	$546
Agriculture and agriculture real estate (includes farmland)	1	2	—	66
1-4 family (includes home equity)	4,138	4,696	—	4,029
Commercial real estate (includes multi-family residential)	3,164	3,720	—	2,693
Commercial and industrial	10,555	18,125	—	9,201
Consumer and other	80	127	—	151
Total	18,447	27,195	—	16,686

With an allowance recorded:
Construction, land development and other land loans	—	—	—	—
Agriculture and agriculture real estate (includes farmland)	127	174	15	64
1-4 family (includes home equity)	915	945	165	1,053
Commercial real estate (includes multi-family residential)	—	—	—	743
Commercial and industrial	2,842	3,103	957	4,497
Consumer and other	—	—	—	—
Total	3,884	4,222	1,137	6,357

Total:
Construction, land development and other land loans	509	525	—	546
Agriculture and agriculture real estate (includes farmland)	128	176	15	130
1-4 family (includes home equity)	5,053	5,641	165	5,082
Commercial real estate (includes multi-family residential)	3,164	3,720	—	3,436
Commercial and industrial	13,397	21,228	957	13,698
Consumer and other	80	127	—	151
	$22,331	$31,417	$1,137	$23,043

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

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

MARCH 31, 2018

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

The following table presents risk grades and PCI loans by category of loan at March 31, 2018. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$14,036	$—	$—	$51,860	$38,151	$104,047
Grade 2	1,799	3,989	24,159	15,054	9,471	49,868	104,340
Grade 3	1,427,119	578,643	2,621,931	2,909,404	1,154,938	158,257	8,850,292
Grade 4	62,489	65,513	58,380	347,668	195,050	8,703	737,803
Grade 5	2,565	7,286	5,395	26,990	67,763	2,900	112,899
Grade 6	7,103	1,344	3,212	15,840	30,151	1,937	59,587
Grade 7	509	128	4,987	3,164	10,367	80	19,235
Grade 8	—	—	66	—	3,030	—	3,096
Grade 9	—	—	—	—	—	—	—
PCI Loans (2)	809	380	4,433	12,740	1,755	—	20,117
Total	$1,502,393	$671,319	$2,722,563	$3,330,860	$1,524,385	$259,896	$10,011,416

(1) Includes $34.6 million of residential mortgage loans held for sale at March 31, 2018.

(2) Of the total PCI loans, $241 thousand were classified as substandard at March 31, 2018, with no specific reserves allocated to them.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Allowance for Credit Losses. The allowance for credit losses is a valuation established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of March 31, 2018 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

MARCH 31, 2018

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

In determining the amount of the general valuation allowance, management considers factors such as historical loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions, other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 450, “Contingencies.” Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. The Company uses this information to establish the amount of the general valuation allowance.  At March 31, 2018, the allowance for credit losses totaled $83.6 million or 0.84% of total loans, including acquired loans with discounts.  At December 31, 2017, the allowance for credit losses totaled $84.0 million or 0.84% of total loans, including acquired loans with discounts.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

The following table details activity in the allowance for credit losses by category of loan for the three months ended March 31, 2018 and 2017.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance December 31, 2017	$14,815	$3,772	$14,490	$10,628	$38,810	$1,526	$84,041
Provision for credit losses	(70)	(529)	(1,161)	727	9,546	487	9,000
Charge-offs	(130)	—	(266)	(503)	(8,176)	(1,010)	(10,085)
Recoveries	7	61	9	1	160	406	644
Net charge-offs	(123)	61	(257)	(502)	(8,016)	(604)	(9,441)
Balance March 31, 2018	$14,622	$3,304	$13,072	$10,853	$40,340	$1,409	$83,600

Allowance for credit losses:
Three Months Ended
Balance December 31, 2016	$14,984	$4,073	$16,571	$12,256	$35,836	$1,606	$85,326
Provision for credit losses	(386)	(554)	(895)	(1,148)	5,341	317	2,675
Charge-offs	—	—	(13)	(133)	(3,638)	(824)	(4,608)
Recoveries	65	65	108	—	143	321	702
Net charge-offs	65	65	95	(133)	(3,495)	(503)	(3,906)
Balance March 31, 2017	$14,663	$3,584	$15,771	$10,975	$37,682	$1,420	$84,095

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

The following table details the amount of the allowance for credit losses allocated to each category of loan as of March 31, 2018, December 31, 2017 and March 31, 2017, on the basis of the impairment methodology used by the Company.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses related to:
March 31, 2018
Individually evaluated for impairment	$—	$15	$165	$—	$957	$—	$1,137
Collectively evaluated for impairment	14,622	3,289	12,907	10,853	39,383	1,409	82,463
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$14,622	$3,304	$13,072	$10,853	$40,340	$1,409	$83,600

December 31, 2017
Individually evaluated for impairment	$—	$—	$559	$366	$2,654	$—	$3,579
Collectively evaluated for impairment	14,815	3,772	13,931	10,262	36,156	1,526	80,462
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$14,815	$3,772	$14,490	$10,628	$38,810	$1,526	$84,041

March 31, 2017
Individually evaluated for impairment	$—	$10	$113	$—	$1,203	$1	$1,327
Collectively evaluated for impairment	14,663	3,574	15,658	10,975	36,479	1,419	82,768
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$14,663	$3,584	$15,771	$10,975	$37,682	$1,420	$84,095

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

The following table details the recorded investment in loans as of March 31, 2018, December 31, 2017 and March 31, 2017, excluding $34.6 million, $31.4 million and $21.9 million, respectively, of residential mortgage loans held for sale, related to each balance in the allowance for credit losses by category of loan.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
March 31, 2018
Individually evaluated for impairment	$509	$128	$5,053	$3,164	$13,397	$80	$22,331
Collectively evaluated for impairment	1,501,075	670,811	2,678,526	3,314,956	1,509,233	259,816	9,934,417
PCI loans	809	380	4,433	12,740	1,755	—	20,117
Total loans evaluated for impairment	$1,502,393	$671,319	$2,688,012	$3,330,860	$1,524,385	$259,896	$9,976,865

December 31, 2017
Individually evaluated for impairment	$583	$132	$5,111	$3,708	$13,998	$222	$23,754
Collectively evaluated for impairment	1,507,685	689,605	2,698,796	3,298,801	1,462,860	285,899	9,943,646
PCI loans	869	381	4,564	13,118	3,052	—	21,984
Total loans evaluated for impairment	$1,509,137	$690,118	$2,708,471	$3,315,627	$1,479,910	$286,121	$9,989,384

March 31, 2017
Individually evaluated for impairment	$231	$534	$3,168	$2,043	$16,666	$139	$22,781
Collectively evaluated for impairment	1,325,082	661,875	2,675,929	3,208,810	1,534,675	262,162	9,668,533
PCI loans	1,372	388	4,838	16,125	3,320	—	26,043
Total loans evaluated for impairment	$1,326,685	$662,797	$2,683,935	$3,226,978	$1,554,661	$262,301	$9,717,357

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Under ASC topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring.  As of March 31, 2018 and 2017, the Company had $50 thousand and $8.7 million, respectively, in outstanding troubled debt restructurings. The following table presents information regarding the recorded investment of loans modified as troubled debt restructurings during the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018			2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate (includes farmland)	—	—	—	—	—	—
1-4 Family (includes home equity)	—	—	—	—	—	—
Commercial real estate (includes multi-family residential)	—	—	—	—	—	—
Commercial and industrial	—	—	—	3	8,656	8,650
Consumer and other	—	—	—	—	—	—
Total	—	$—	$—	3	$8,656	$8,650

For the three months ended March 31, 2018, the Company did not add loans as new troubled debt restructurings. For the three months ended March 31, 2017, the Company added three loans totaling $8.7 million as new troubled debt restructurings, of which $8.7 million was outstanding at March 31, 2017. As of March 31, 2018, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. There were no charge-offs related to restructured loans recognized during the three months ended March 31, 2018. During 2017, the Company recognized charge-offs totaling $4.3 million related to defaults on loans restructured during the first quarter of 2017.  The modifications generally related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans at the time of modification. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$1,672	$—	$1,672
Collateralized mortgage obligations	—	96,261	—	96,261
Mortgage-backed securities	—	97,287	—	97,287
Other securities	12,269	—	—	12,269
Total	$12,269	$195,220	$—	$207,489

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$1,820	$—	$1,820
Collateralized mortgage obligations	—	100,061	—	100,061
Mortgage-backed securities	—	103,489	—	103,489
Other securities	12,500	—	—	12,500
Total	$12,500	$205,370	$—	$217,870

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment.  For the three months ended March 31, 2018, the Company had additions to other real estate owned of $47 thousand, all of which was still outstanding as of March 31, 2018.  For the three months ended March 31, 2018, the Company had additions to impaired loans of $7.0 million, all of which was still outstanding as of March 31, 2018. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2018 and remained outstanding at March 31, 2018 were not significant.

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of March 31, 2018
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Assets	(Dollars in thousands)
Cash and due from banks	$243,514	$243,514	$—	$—	$243,514
Federal funds sold	469	469	—	—	469
Held to maturity securities	9,502,765	—	9,239,443	—	9,239,443
Loans held for sale	34,551	—	34,551	—	34,551
Loans held for investment, net of allowance	9,893,265	—	—	9,869,788	9,869,788
Other real estate owned	10,538	—	10,538	—	10,538

Liabilities
Deposits:
Noninterest-bearing	$5,707,994	$—	$5,707,994	$—	$5,707,994
Interest-bearing	11,624,885	—	11,594,367	—	11,594,367
Other borrowings	820,079	—	820,184	—	820,184
Securities sold under repurchase agreements	339,576	—	339,532	—	339,532

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

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

Loans held for investment— The Company does not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value disclosures. The Company refined the calculation to estimate fair value for loans held for investment to be in accordance with ASU 2016-01. The refined discounted cash flow calculation to determine fair value considers internal and market-based information such as prepayment risk, cost of funds and liquidity.

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

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the three months ended March 31, 2018 and the year ended December 31, 2017 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2016	$1,900,845	$45,784
Less:
Amortization	—	(6,942)
Balance as of December 31, 2017	1,900,845	38,842
Less:
Amortization	—	(1,568)
Balance as of March 31, 2018	$1,900,845	$37,274

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2018, there was no impairment recorded on goodwill and core deposit intangibles.

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $1.6 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of March 31, 2018 is as follows (dollars in thousands):

Remaining 2018	$4,391
2019	5,051
2020	4,483
2021	4,022
2022	3,664
Thereafter	15,663
Total	$37,274

8. STOCK–BASED COMPENSATION

At March 31, 2018, the Company had two stock-based employee compensation plans with awards outstanding. One of these plans has expired and therefore no additional awards may be issued under that plan.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. A total of 692,109 shares have been granted under the 2012 Plan as of March 31, 2018.

As of March 31, 2018 and 2017, all stock options have been exercised and there are no more options outstanding. The Company received $148 thousand from the exercise of all remaining stock options during the three-month period ended March 31, 2017.  There was no tax benefit realized from option exercises of the stock-based payment arrangements during the three-month periods ended March 31, 2017.

Stock-based compensation expense related to restricted stock was $2.6 million and $1.7 million during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $26.7 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.04 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2018 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its Federal Home Loan Bank (“FHLB”) notes payable and operating leases as of March 31, 2018 are summarized below. Payments for FHLB notes payable include interest of $290 thousand that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$819,207	$901	$125	$136	$820,369
Operating leases	4,895	7,290	3,736	4,676	20,597
Total	$824,102	$8,191	$3,861	$4,812	$840,966

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of March 31, 2018 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$72,593	$5,389	$1,687	$—	$79,669
Commitments to extend credit	1,019,610	359,381	181,434	1,022,606	2,583,031
Total	$1,092,203	$364,770	$183,121	$1,022,606	$2,662,700

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

10. OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2018			2017
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income:
Securities available for sale:
Change in unrealized gain during period	$200	$(42)	$158	$29	$(10)	$19
Total securities available for sale	200	(42)	158	29	(10)	19
Total other comprehensive income	$200	$(42)	$158	$29	$(10)	$19

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2018	$(113)	$(113)
Other comprehensive income	158	158
Balance at March 31, 2018	$45	$45

Balance at January 1, 2017	$1,411	$1,411
Other comprehensive income	19	19
Balance at March 31, 2017	$1,430	$1,430

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this quarterly report on Form 10-Q that are not statements of historical fact constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. Forward-looking statements can be identified by words such as “believes,” “intends,” “expects,” “plans,” “will” and similar references to future periods. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in the forward-looking statements. These possible events or factors include, but are not limited to:

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank. The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of March 31, 2018, the Bank operated 242 full-service banking locations; with 65 in the Houston area, including The Woodlands; 29 in the South Texas area including Corpus Christi and Victoria; 33 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area, 6 in the Central Oklahoma area and 8 in the Tulsa, Oklahoma area.  The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $22.47 billion at March 31, 2018 compared with $22.59 billion at December 31, 2017, a decrease of $115.0 million or 0.5%. Total loans were $10.01 billion at March 31, 2018 compared with $10.02 billion at December 31, 2017, a decrease of $9.4 million or 0.1%. Total deposits were $17.33 billion at March 31, 2018 compared with $17.82 billion at December 31, 2017, a decrease of $488.6 million or 2.7%. Total shareholders’ equity was $3.88 billion at March 31, 2018 compared with $3.82 billion at December 31, 2017, an increase of $52.0 million or 1.4%.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are integral to understanding the results reported. The Company’s accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

The Company had no intangible assets with indefinite useful lives at March 31, 2018.  Core deposit intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These core deposit intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2017, management does not believe any of its goodwill is impaired as of March 31, 2018 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at March 31, 2018 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

Other-Than-Temporarily Impaired Securities—When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an other than temporary impairment exists. Available for sale and held to maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $74.4 million ($1.07 per common share on a diluted basis) for the quarter ended March 31, 2018 compared with $68.6 million  ($0.99 per common share on a diluted basis) for the quarter ended March 31, 2017, an increase in net income of $5.8 million or 8.5%. The Company posted annualized returns on average common equity of 7.69% and 7.45%, annualized returns on average assets of 1.32% and 1.23% and efficiency ratios of 44.19% and 43.01% for the quarters ended March 31, 2018 and 2017, respectively. The efficiency ratio is calculated by dividing total non-interest expense by the sum of net interest income and non-interest income. Because the ratio is a measure of revenues and expenses resulting from our lending activities and fee-based banking services, net gains and losses on the sale of assets and securities are not included. Additionally, taxes are not part of this calculation.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended March 31, 2018

Net interest income before the provision for credit losses was $153.2 million for the quarter ended March 31, 2018, an increase of $788 thousand or 0.5%, compared with $152.4 million for the same period in 2017. This change was primarily due to an increase in income on loans, partially offset by an increase in cost of deposits and a decrease in loan discount accretion.

Interest income on loans was $116.2 million for the quarter ended March 31, 2018, an increase of $4.5 million or 4.1%, compared with $111.7 million for the same period in 2017. This increase was primarily due to an increase in the average balance and yield on loans, partially offset by a decrease in loan discount accretion.

Interest income on securities was $54.5 million for the quarter ended March 31, 2018, an increase of $1.3 million or 2.4%, compared with $53.2 million for the same period in 2017. This increase was primarily due to an increase in the average yield on investment securities.

Average interest-bearing liabilities were $13.10 billion for the quarter ended March 31, 2018, a decrease of $373.1 million or 2.8%, compared with $13.47 billion for the same period in 2017. The net interest margin on a tax-equivalent basis decreased from 3.20% for the quarter ended March 31, 2017 to 3.16% for the quarter ended March 31, 2018. This change was primarily due to a decrease in loan discount accretion.

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

	Three Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,990,319	$116,246	4.72%	$9,642,877	$111,710	4.70%
Investment securities	9,742,601	54,457	2.27%	9,867,491	53,157	2.18%
Federal funds sold and other earning assets	81,779	315	1.56%	80,150	183	0.92%
Total interest-earning assets	19,814,699	171,018	3.50%	19,590,518	165,050	3.42%
Allowance for credit losses	(81,983)			(85,037)
Noninterest-earning assets	2,823,785			2,875,986
Total assets	$22,556,501			$22,381,467

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,392,230	$5,063	0.47%	$4,136,260	$2,587	0.25%
Savings and money market deposits	5,478,411	5,242	0.39%	5,537,355	3,587	0.26%
Certificates and other time deposits	2,168,951	4,167	0.78%	2,366,857	3,734	0.64%
Other borrowings	731,500	2,973	1.65%	1,123,396	2,476	0.89%
Securities sold under repurchase agreements	327,136	350	0.43%	307,433	231	0.31%
Total interest-bearing liabilities	13,098,228	17,795	0.55%	13,471,301	12,615	0.38%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,510,320			5,140,010
Other liabilities	81,414			91,157
Total liabilities	18,689,962			18,702,468
Shareholders' equity	3,866,539			3,678,999
Total liabilities and shareholders' equity	$22,556,501			$22,381,467

Net interest rate spread			2.95%			3.04%

Net interest income and margin (2) (3)		$153,223	3.14%		$152,435	3.16%

Net interest income and margin (tax equivalent) (4)		$154,164	3.16%		$154,430	3.20%
______________

(1) Annualized and based on average balances on an actual 365-day basis for the three months ended March 31, 2018 and 2017.

(2) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(3) The net interest margin is equal to net interest income divided by average interest-earning assets.

(4) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% for 2018 and 35% for 2017.

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

	Three Months Ended March 31,
	2018 vs. 2017
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$4,025	$511	$4,536
Investment securities (1)	(673)	1,973	1,300
Federal funds sold and other earning assets	4	128	132
Total increase (decrease) in interest income	3,356	2,612	5,968

Interest-Bearing Liabilities:
Interest-bearing demand deposits	160	2,316	2,476
Savings and money market deposits	(38)	1,693	1,655
Certificates and other time deposits (1)	(312)	745	433
Other borrowings	(864)	1,361	497
Securities sold under repurchase agreements	15	104	119
Total increase in interest expense	(1,039)	6,219	5,180
Increase (decrease) in net interest income	$4,395	$(3,607)	$788

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

The Company recorded a $9.0 million provision for credit losses for the quarter ended March 31, 2018 and a $2.7 million provision for credit losses for the quarter ended March 31, 2017. Net charge-offs were $9.4 million for the quarter ended March 31, 2018 compared with net charge-offs of $3.9 million for the quarter ended March 31, 2017.  Net charge-offs for the quarter ended March 31, 2018 were primarily comprised of three commercial and industrial loans, two of which were energy-related. See "Financial Condition – Allowance for Credit Losses" below for more information.

Noninterest Income

The Company’s primary sources of recurring noninterest income are nonsufficient funds (“NSF”) fees, credit, debit and ATM card income and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its trust, mortgage and brokerage lines of business. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $27.9 million for the three months ended March 31, 2018 compared with $30.8 million for the same period in 2017, a decrease of $2.9 million or 9.4%. This change was primarily due to the net gain on sale of assets during the first quarter of 2017.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$7,827	$8,089
Credit card, debit card and ATM card income	5,961	5,953
Service charges on deposit accounts	5,275	5,421
Trust income	2,728	2,155
Mortgage income	763	1,266
Brokerage income	625	488
Bank owned life insurance income	1,311	1,353
Net gain on sale of assets	—	1,759
Other	3,448	4,340
Total noninterest income	$27,938	$30,824

Noninterest Expense

Noninterest expense totaled $80.1 million for the quarter ended March 31, 2018 compared with $78.1 million for the quarter ended March 31, 2017, an increase of $2.0 million or 2.6%. This change was primarily due to an increase in salaries and benefits.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Salaries and employee benefits (1)	$50,399	$48,444
Non-staff expenses:
Net occupancy and equipment	5,609	5,503
Credit and debit card, data processing and software amortization	4,448	4,085
Regulatory assessments and FDIC insurance	3,575	3,549
Core deposit intangibles amortization	1,568	1,915
Depreciation	3,033	3,103
Communications (2)	2,580	2,702
Other real estate expense	211	85
Other	8,631	8,676
Total noninterest expense	$80,054	$78,062

(1) Includes stock-based compensation expense of $2.6 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively.

(2) Communications expense includes telephone, data circuits, postage and courier expenses.

Income Taxes

Income tax expense totaled $17.7 million for the three months ended March 31, 2018 compared with $34.0 million for the same period in 2017, a decrease of $16.2 million or 47.7%. The decrease was due to the Tax Cuts and Jobs Act, which became effective January 1, 2018. The Company’s effective tax rate for the three months ended March 31, 2018  and 2017 was 19.3% and 33.1%, respectively.

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

	March 31, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$34,551	$—	$—	$—	$34,551
Commercial and industrial	1,278,576	197,082	46,972	1,755	1,524,385
Real estate:
Construction, land development and other land loans	1,460,105	13,452	28,027	809	1,502,393
1-4 family residential (includes home equity)	2,408,458	70,312	204,809	4,433	2,688,012
Commercial real estate (includes multi-family residential)	2,701,943	303,446	312,731	12,740	3,330,860
Farmland	437,384	14,229	55,881	380	507,874
Agriculture	125,728	37,092	625	—	163,445
Consumer and other	228,647	18,523	12,726	—	259,896
Total loans held for investment	8,640,841	654,136	661,771	20,117	9,976,865
Total	$8,675,392	$654,136	$661,771	$20,117	$10,011,416

	December 31, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$31,389	$—	$—	$—	$31,389
Commercial and industrial	1,196,539	226,972	53,347	3,052	1,479,910
Real estate:
Construction, land development and other land loans	1,443,925	23,890	40,453	869	1,509,137
1-4 family residential (includes home equity)	2,412,531	74,362	217,014	4,564	2,708,471
Commercial real estate (includes multi-family residential)	2,650,333	317,905	334,271	13,118	3,315,627
Farmland	429,298	14,772	58,390	381	502,841
Agriculture	134,847	51,712	718	—	187,277
Consumer and other	244,044	28,097	13,980	—	286,121
Total loans held for investment	8,511,517	737,710	718,173	21,984	9,989,384
Total	$8,542,906	$737,710	$718,173	$21,984	$10,020,773

At March 31, 2018, total loans were $10.01 billion, a decrease of $9.4 million or 0.1%, compared with $10.02 billion at December 31, 2017. Loans at March 31, 2018 included $34.6 million of loans held for sale compared with $31.4 million at December 31, 2017. At March 31, 2018, loans represented 44.6% of total assets compared with 44.4% of total assets at December 31, 2017.

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

Included in commercial and industrial loans are (1) commitments to oil and gas producers secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of March 31, 2018, oil and gas loans totaled $375.4 million or 3.7% of total loans, of which $168.9 million were to production companies and $206.5 million were to service companies. This compares with total oil and gas loans of $300.5 million or 3.0% of total loans as of December 31, 2017, of which $112.2 million were to production companies and $188.3 million were to service companies. In addition, as of March 31, 2018, the Company had total unfunded commitments to oil and gas companies of $133.0 million, of which $55.7 million were to production companies and $77.3 million were to service companies. This compares with total unfunded commitments to oil and gas companies of $153.6 million as of December 31, 2017, of which $63.0 million were to production companies and $90.6 million were to service companies. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 20-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At March 31, 2018, approximately 45.1% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Nonperforming assets decreased $4.2 million, or 11.3%, to $33.2 million at March 31, 2018 compared with $37.5 million at December 31, 2017, of which $9.0 million and $17.4 million, respectively, were attributable to acquired loans.

The following tables present information regarding nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated:

	March 31, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$13,822	$5,192	$3,316	$242	$22,572
Accruing loans 90 or more days past due	75	32	—	—	107
Total nonperforming loans	13,897	5,224	3,316	242	22,679
Repossessed assets	—	—	—	—	—
Other real estate	10,302	—	236	—	10,538
Total nonperforming assets	$24,199	$5,224	$3,552	$242	$33,217

Nonperforming assets to total loans and other real estate by category	0.28%	0.80%	0.54%	1.20%	0.33%

	December 31, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$8,040	$12,373	$3,341	$1,510	$25,264
Accruing loans 90 or more days past due	1,004	—	—	—	1,004
Total nonperforming loans	9,044	12,373	3,341	1,510	26,268
Repossessed assets	19	—	16	—	35
Other real estate	10,952	—	200	—	11,152
Total nonperforming assets	$20,015	$12,373	$3,557	$1,510	$37,455

Nonperforming assets to total loans and other real estate by category	0.23%	1.68%	0.50%	6.87%	0.37%

(1) Includes troubled debt restructurings of $50 thousand and $53 thousand as of March 31, 2018 and December 31, 2017, respectively.

Nonperforming assets were 0.33% of total loans and other real estate at March 31, 2018 compared with 0.37% of total loans and other real estate at December 31, 2017.  The allowance for credit losses as a percentage of total nonperforming loans was 368.6% at March 31, 2018 and 319.9% at December 31, 2017.

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

	As of and for the Three Months Ended March 31, 2018
	Legacy	Acquired
	Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$8,583,373	$1,406,946	$9,990,319
Gross loans outstanding at end of period	$8,675,392	$1,336,024	$10,011,416
Allowance for credit losses at beginning of period	$73,407	$10,634	$84,041
Provision for credit losses	9,299	(299)	9,000
Charge-offs:
Commercial and industrial	(6,953)	(1,223)	(8,176)
Real estate and agriculture	(637)	(262)	(899)
Consumer and other	(988)	(22)	(1,010)
Recoveries:
Commercial and industrial	29	131	160
Real estate and agriculture	73	5	78
Consumer and other	404	2	406
Net charge-offs	(8,072)	(1,369)	(9,441)
Allowance for credit losses at end of period	$74,634	$8,966	$83,600
Ratio of allowance to end of period loans	0.86%	0.67%	0.84%
Ratio of net charge-offs to average loans (annualized)	0.38%	0.39%	0.38%
Ratio of allowance to end of period nonperforming loans	537.1%	102.1%	368.6%

	As of and for the Three Months Ended March 31, 2017
	Legacy	Acquired
	Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$7,807,701	$1,835,176	$9,642,877
Gross loans outstanding at end of period	$7,986,973	$1,752,280	$9,739,253
Allowance for credit losses at beginning of period	$73,846	$11,480	$85,326
Provision for credit losses	1,769	906	2,675
Charge-offs:
Commercial and industrial	(1,743)	(1,895)	(3,638)
Real estate and agriculture	(142)	(4)	(146)
Consumer and other	(816)	(8)	(824)
Recoveries:
Commercial and industrial	119	24	143
Real estate and agriculture	74	164	238
Consumer and other	305	16	321
Net charge-offs	(2,203)	(1,703)	(3,906)
Allowance for credit losses at end of period	$73,412	$10,683	$84,095
Ratio of allowance to end of period loans	0.92%	0.61%	0.86%
Ratio of net charge-offs to average loans (annualized)	0.11%	0.37%	0.16%
Ratio of allowance to end of period nonperforming loans	2,198.6%	48.8%	333.2%

The Company had gross charge-offs on legacy loans of $8.6 million during the three months ended March 31, 2018. Partially offsetting these charge-offs were recoveries on legacy loans of $506 thousand. Gross charge-offs on acquired loans were $1.5 million during the three months ended March 31, 2018. Partially offsetting these charge-offs were recoveries on acquired loans of $138 thousand. Total charge-offs for the three months ended March 31, 2018 were $10.1 million, partially offset by total recoveries of $644 thousand.

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

	March 31, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$33,800	$6,540	$—	$—	$40,340	15.2%
Real estate	36,886	1,601	60	—	38,547	75.5%
Agriculture and agriculture real estate	2,564	725	15	—	3,304	6.7%
Consumer and other	1,384	25	—	—	1,409	2.6%
Total allowance for credit losses	$74,634	$8,891	$75	$—	$83,600	100.0%

	December 31, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$31,758	$7,052	$—	$—	$38,810	14.8%
Real estate	37,407	2,153	373	—	39,933	75.5%
Agriculture and agriculture real estate	2,746	1,026	—	—	3,772	6.9%
Consumer and other	1,496	30	—	—	1,526	2.8%
Total allowance for credit losses	$73,407	$10,261	$373	$—	$84,041	100.0%

At March 31, 2018, the allowance for credit losses totaled $83.6 million compared with $84.0 million at December 31, 2017, a decrease of $441 thousand or 0.5%. The allowance for credit losses at March 31, 2018 totaled 0.84% of total loans compared with 0.84% of total loans at December 31, 2017.

At March 31, 2018, $74.6 million of the allowance was attributable to legacy loans compared with $73.4 million of the allowance at December 31, 2017, an increase of $1.2 million or 1.7%. This change was primarily attributable to an increase in legacy loans and an increase in historical loss rates, partially offset by a decrease in specific reserves identified for loans with deteriorated credit quality. At March 31, 2018, $8.9 million of the allowance for credit losses was attributable to acquired legacy loans compared with $10.3 million of the allowance at December 31, 2017, a decrease of $1.4 million or 13.4%. This change was primarily attributable to a decrease in acquired legacy loans and a decrease in specific reserves identified for loans with deteriorated credit quality, partially offset by an increase in historical loss rates. At March 31, 2018, $75 thousand of the allowance for credit losses was attributable to Non-PCI loans compared with $373 thousand of the allowance at December 31, 2017, a decrease of $298 thousand or 79.9%. This change was primarily attributable to a decrease in specific reserves identified for loans with deteriorated credit quality. At March 31, 2018 and December 31, 2017, there was no allowance for credit losses attributable to PCI loans.

At March 31, 2018, the Company had $29.3 million of total outstanding discounts on Non-PCI and PCI loans, of which $26.6 million was accretable.

The Company believes that the allowance for credit losses at March 31, 2018 is adequate to cover estimated losses in the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at March 31, 2018.

Securities

The carrying cost of securities totaled $9.71 billion at March 31, 2018 compared with $9.67 billion at December 31, 2017, an increase of $38.1 million or 0.4%. At March 31, 2018, securities represented 43.2% of total assets compared with 42.8% of total assets at December 31, 2017.

The amortized cost and fair value of investment securities were as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,668	$4	$—	$1,672
Collateralized mortgage obligations	95,544	770	(53)	96,261
Mortgage-backed securities	97,632	986	(1,331)	97,287
Other securities	12,588	—	(319)	12,269
Total	$207,432	$1,760	$(1,703)	$207,489
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$32,289	$43	$(39)	$32,293
States and political subdivisions	290,040	4,058	(538)	293,560
Collateralized mortgage obligations	615	2	(4)	613
Mortgage-backed securities	9,179,821	6,063	(272,907)	8,912,977
Total	$9,502,765	$10,166	$(273,488)	$9,239,443

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,817	$3	$—	$1,820
Collateralized mortgage obligations	99,996	122	(57)	100,061
Mortgage-backed securities	103,612	1,204	(1,327)	103,489
Other securities	12,588	13	(101)	12,500
Total	$218,013	$1,342	$(1,485)	$217,870
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$32,235	$150	$(5)	$32,380
States and political subdivisions	328,666	4,263	(807)	332,122
Collateralized mortgage obligations	653	2	(5)	650
Mortgage-backed securities	9,092,692	9,382	(143,744)	8,958,330
Total	$9,454,246	$13,797	$(144,561)	$9,323,482

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of March 31, 2018, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2018, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $17.33 billion at March 31, 2018 compared with $17.82 billion at December 31, 2017, a decrease of $488.6 million or 2.7%.  At March 31, 2018, noninterest-bearing deposits totaled $5.71 billion compared with $5.62 billion at December 31, 2017, an increase of $84.7 million or 1.5%. Interest-bearing deposits totaled $11.62 billion at March 31, 2018 compared with $12.20 billion at December 31, 2017, a decrease of $573.3 million or 4.7%.

Average deposits for the three months ended March 31, 2018 were $17.55 billion, an increase of $369.4 million or 2.2%, compared with $17.18 billion for the three months ended March 31, 2017. This change was primarily due to an increase in noninterest-bearing demand deposits. The ratio of average interest-bearing deposits to total average deposits was 68.6% during the first three months of 2018 compared with 70.1% during the first three months of 2017.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31,
	2018		2017
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$4,392,230	0.47%	$4,136,260	0.25%
Regular savings	2,289,602	0.31%	2,145,468	0.25%
Money market savings	3,188,809	0.45%	3,391,887	0.27%
Certificates, IRAs and other time deposits	2,168,951	0.78%	2,366,857	0.64%
Total interest-bearing deposits	12,039,592	0.49%	12,040,472	0.33%
Noninterest-bearing deposits	5,510,320		5,140,010
Total deposits	$17,549,912	0.33%	$17,180,482	0.23%

(1) Annualized and based on average balances on an actual 365-day basis for the three months ended March 31, 2018 and 2017.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
FHLB advances	$815,000	$500,000
FHLB long-term notes payable	5,079	5,223
Total other borrowings	820,079	505,223
Securities sold under repurchase agreements	339,576	324,154
Total	$1,159,655	$829,377

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2018, the Company had total funds of $5.93 billion available under this agreement, of which $820.1 million was outstanding. FHLB advances of $815.0 million were outstanding at March 31, 2018, at a weighted average rate of 1.87%. Long-term notes payable were $5.1 million at March 31, 2018, with a weighted average rate of 5.73%. The maturity dates on the FHLB notes payable range from the years 2018 to 2027 and have interest rates ranging from 4.51% to 6.10%.

Securities sold under repurchase agreements— At March 31, 2018, the Company had $339.6 million in securities sold under repurchase agreements with banking customers compared with $324.2 million at December 31, 2017, an increase of $15.4 million or 4.8%.  Repurchase agreements are generally settled on the following business day; however, approximately $9.9 million of the repurchase agreements outstanding at March 31, 2018 have maturity dates ranging from 6 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

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

As of March 31, 2018, the Company had outstanding $2.58 billion in commitments to extend credit and $79.7 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2018, the Company had cash and cash equivalents of $244.0 million compared with $392.3 million at December 31, 2017, a decrease of $148.3 million or 37.8%. The decrease was primarily due to the net decrease in interest-bearing deposits of $573.2 million and the purchase of held to maturity securities of $497.0 million. Partially offsetting the decrease were proceeds from maturities and principal paydowns of held-to-maturity securities of $440.2 million, proceeds from other short-term borrowings of $315.0 million, the net increase in interest-bearing deposits of $84.7 million and net income of $74.4 million for the three months ended March 31, 2018.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2018 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB borrowings and operating leases as of March 31, 2018 are summarized below. Payments for FHLB borrowings include interest of $290 thousand that will be paid over the future periods.  Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$819,207	$901	$125	$136	$820,369
Operating leases	4,895	7,290	3,736	4,676	20,597
Total	$824,102	$8,191	$3,861	$4,812	$840,966

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of March 31, 2018 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$72,593	$5,389	$1,687	$—	$79,669
Commitments to extend credit	1,019,610	359,381	181,434	1,022,606	2,583,031
Total	$1,092,203	$364,770	$183,121	$1,022,606	$2,662,700

Capital Resources

Total shareholders’ equity was $3.88 billion at March 31, 2018 compared with $3.82 billion at December 31, 2017, an increase of $52.0 million or 1.4%. The increase was primarily the result of net income of $74.4 million, partially offset by dividends paid on common stock of $25.1 million for the three months ended March 31, 2018.

The Basel III Capital Rules adopted by the federal regulatory authorities in 2013 substantially revised the risk-based capital requirements applicable to the Company and the Bank. The Basel III Capital Rules became effective for the Company on January 1, 2015, subject to a phase-in period for certain provisions. The Basel III Capital Rules require a capital conservation buffer with respect to each of the Common Equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements.  The capital conservation buffer is subject to a three-year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5%.  The required phase-in capital conservation buffer during 2018 is 1.875%.  A financial institution with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of March 31, 2018, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of March 31, 2018:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer for 2018	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of March 31, 2018
The Company
CET1 capital (to risk weighted assets)	4.50%		6.375%	N/A	15.31%
Tier 1 capital (to risk weighted assets)	6.00%		7.875%	N/A	15.31%
Total capital (to risk weighted assets)	8.00%		9.875%	N/A	15.97%
Tier 1 capital (to average assets)	4.00%	(1)	4.000%	N/A	9.40%

The Bank
CET1 capital (to risk weighted assets)	4.50%		6.375%	6.50%	15.21%
Tier 1 capital (to risk weighted assets)	6.00%		7.875%	8.00%	15.21%
Total capital (to risk weighted assets)	8.00%		9.875%	10.00%	15.87%
Tier 1 capital (to average assets)	4.00%	(2)	4.000%	5.00%	9.33%

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2) The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee consisting of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 27, 2018 (the “2017 Form 10-K”), for further discussion. There have been no material changes in the Company’s market risk exposures that would affect the quantitative and qualitative disclosures from those disclosed in the 2017 Form 10-K and presented as of December 31, 2017.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 19, 2018)

4.1	Form of certificate representing shares of the Company’s common stock (incorporated by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Financial Data

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 05/07/18	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 05/07/18	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer