Form 10-Q
period 2018-06-30
PROSPERITY BANCSHARES INC
filed 2018-08-07
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of August 2, 2018, there were 69,838,336 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2018	2017
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$274,902	$391,616
Federal funds sold	577	697
Total cash and cash equivalents	275,479	392,313
Available for sale securities, at fair value	104,789	217,870
Held to maturity securities, at cost (fair value of $9,218,577 and $9,323,482 respectively)	9,515,825	9,454,246
Total securities	9,620,614	9,672,116
Loans held for sale	27,767	31,389
Loans held for investment	10,118,798	9,989,384
Total loans	10,146,565	10,020,773
Less: allowance for credit losses	(84,964)	(84,041)
Loans, net	10,061,601	9,936,732
Accrued interest receivable	56,790	56,368
Goodwill	1,900,845	1,900,845
Core deposit intangibles, net	35,773	38,842
Bank premises and equipment, net	255,465	257,065
Other real estate owned	10,316	11,152
Bank owned life insurance (BOLI)	257,986	255,132
Federal Home Loan Bank of Dallas stock	75,915	49,764
Other assets	19,956	16,963
TOTAL ASSETS	$22,570,740	$22,587,292
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$5,657,589	$5,623,322
Interest-bearing	11,321,015	12,198,138
Total deposits	16,978,604	17,821,460
Other borrowings	1,254,849	505,223
Securities sold under repurchase agreements	293,039	324,154
Accrued interest payable	3,548	2,945
Other liabilities	105,248	109,356
Total liabilities	18,635,288	18,763,138
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 69,838,186 shares issued and outstanding at June 30, 2018; 69,490,910 shares issued and outstanding at December 31, 2017	69,838	69,491
Capital surplus	2,040,032	2,035,219
Retained earnings	1,825,237	1,719,557
Accumulated other comprehensive income (loss)—net unrealized gain (loss) on available for sale securities, net of tax expense (benefit) of $92 and ($30), respectively	345	(113)
Total shareholders’ equity	3,935,452	3,824,154
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,570,740	$22,587,292

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$128,445	$114,975	$244,691	$226,685
Securities	55,577	52,912	110,034	106,069
Federal funds sold and other earning assets	299	160	614	343
Total interest income	184,321	168,047	355,339	333,097
INTEREST EXPENSE:
Deposits	16,061	11,441	30,533	21,349
Other borrowings	6,046	4,040	9,019	6,516
Securities sold under repurchase agreements	411	335	761	566
Total interest expense	22,518	15,816	40,313	28,431
NET INTEREST INCOME	161,803	152,231	315,026	304,666
PROVISION FOR CREDIT LOSSES	4,000	2,750	13,000	5,425
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	157,803	149,481	302,026	299,241
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	7,828	7,805	15,655	15,894
Credit card, debit card and ATM card income	6,335	6,186	12,296	12,139
Service charges on deposit accounts	5,150	5,405	10,425	10,826
Trust income	2,251	2,271	4,979	4,426
Mortgage income	1,109	1,107	1,872	2,373
Brokerage income	687	427	1,312	915
Net loss on sale of assets	(44)	(3,783)	(44)	(2,024)
Net (loss) gain on sale of securities	(13)	3,270	(13)	3,270
Other	5,068	5,092	9,827	10,785
Total noninterest income	28,371	27,780	56,309	58,604
NONINTEREST EXPENSE:
Salaries and employee benefits	53,360	47,343	103,759	95,787
Net occupancy and equipment	5,692	5,460	11,301	10,963
Credit and debit card, data processing and software amortization	4,356	4,216	8,804	8,301
Regulatory assessments and FDIC insurance	3,575	3,548	7,150	7,097
Core deposit intangibles amortization	1,501	1,719	3,069	3,634
Depreciation	3,054	3,051	6,087	6,154
Communications	2,606	2,664	5,186	5,366
Other real estate expense	93	57	304	142
Other	9,365	8,384	17,996	17,060
Total noninterest expense	83,602	76,442	163,656	154,504
INCOME BEFORE INCOME TAXES	102,572	100,819	194,679	203,341
PROVISION FOR INCOME TAXES	20,975	32,265	38,721	66,222
NET INCOME	$81,597	$68,554	$155,958	$137,119
EARNINGS PER SHARE:
Basic	$1.17	$0.99	$2.23	$1.97
Diluted	$1.17	$0.99	$2.23	$1.97

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income	$81,597	$68,554	$155,958	$137,119
Other comprehensive income, before tax:
Securities available for sale:
Change in unrealized gain during period	380	671	580	700
Total other comprehensive income	380	671	580	700
Deferred taxes related to other comprehensive income	(80)	(235)	(122)	(245)
Other comprehensive income, net of tax	300	436	458	455
Comprehensive income	$81,897	$68,990	$156,416	$137,574

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2016	69,491,012	$69,491	$2,028,129	$1,543,280	$1,411	$3,642,311
Net income				137,119		137,119
Other comprehensive income					455	455
Common stock issued in connection with the exercise of stock options and restricted stock awards, net	(3,000)	(3)	151			148
Stock based compensation expense			3,404			3,404
Cash dividends declared, $0.68 per share				(47,249)		(47,249)
BALANCE AT JUNE 30, 2017	69,488,012	$69,488	$2,031,684	$1,633,150	$1,866	$3,736,188

BALANCE AT DECEMBER 31, 2017	69,490,910	$69,491	$2,035,219	$1,719,557	$(113)	$3,824,154
Net income				155,958		155,958
Other comprehensive income					458	458
Common stock issued in connection with the exercise of stock options and restricted stock awards, net	347,276	347	(347)			—
Stock based compensation expense			5,160			5,160
Cash dividends declared, $0.72 per share				(50,278)		(50,278)
BALANCE AT JUNE 30, 2018	69,838,186	$69,838	$2,040,032	$1,825,237	$345	$3,935,452

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$155,958	$137,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	9,156	9,788
Provision for credit losses	13,000	5,425
Net amortization of premium on investments	16,203	19,286
Net loss (gain) on sale of other real estate	132	(81)
Net loss (gain) on sale of investment securities	13	(3,270)
Net loss on sale of assets	44	2,024
Net accretion of discount on loans	(7,549)	(9,224)
Net amortization of premium on deposits	(106)	(138)
Gain on sale of loans	(1,761)	(2,180)
Proceeds from sale of loans held for sale	100,620	110,953
Originations of loans held for sale	(95,237)	(108,374)
Stock based compensation expense	5,160	3,404
(Increase) decrease in accrued interest receivable and other assets	(32,554)	5,410
(Decrease) increase in accrued interest payable and other liabilities	(5,206)	37,747
Net cash provided by operating activities	157,873	207,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	862,987	921,196
Purchase of held to maturity securities	(940,595)	(761,188)
Proceeds from maturities and principal paydowns of available for sale securities	8,113,160	7,221,960
Purchase of available for sale securities	(7,999,686)	(7,253,393)
Net increase in loans held for investment	(134,124)	(241,520)
Purchase of bank premises and equipment	(6,280)	(3,490)
Proceeds from sale of bank premises, equipment and other real estate	2,647	6,996
Proceeds from insurance claims	1,701	—
Net cash used in investing activities	(100,190)	(109,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	34,267	206,320
Net decrease in interest-bearing deposits	(877,017)	(442,954)
Net proceeds from other short-term borrowings	750,000	45,000
Repayments of other long-term borrowings	(374)	(275)
Net (decrease) increase in securities sold under repurchase agreements	(31,115)	25,894
Proceeds from stock option exercises	—	148
Payments of cash dividends	(50,278)	(47,249)
Net cash used in financing activities	(174,517)	(213,116)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(116,834)	(114,666)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	392,313	437,381
CASH AND CASH EQUIVALENTS, END OF PERIOD	$275,479	$322,715

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$153	$1,371

SUPPLEMENTAL INFORMATION:
Income taxes paid	$94,610	$63,785
Interest paid	39,710	27,917

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period.

2. INCOME PER COMMON SHARE

Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. As of June 30, 2018, all stock options have been exercised and there are no remaining options outstanding.

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$81,597		$68,554		$155,958		$137,119
Basic:
Weighted average shares outstanding	69,839	$1.17	69,487	$0.99	69,803	$2.23	69,483	$1.97
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	—		—		—		1
Total	69,839	$1.17	69,487	$0.99	69,803	$2.23	69,484	$1.97

There were no stock options exercisable during the three and six months ended June 30, 2018 or 2017 that would have had an anti-dilutive effect on the above computation.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Additionally, available for sale debt securities may realize value either through collection of contractual cash flows or through sale of the security at fair value. Therefore, the amendments limit the amount of the allowance for credit losses to the difference between amortized cost and fair value. ASU 2016-13 will be effective for the Company as of January 1, 2020. The Company has formed a working group comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others, to assist in the implementation of ASU 2016-13. This working group is currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs. The Company continues to evaluate the potential impact of ASU 2016‑13 on the Company’s financial statements.

ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that lessees recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The requirements for lessors under ASU 2016-02 are largely unchanged from existing guidance, however certain necessary changes have been made to align with specific changes to lessee accounting and key aspects of the revenue recognition guidance (Topic 606). In addition, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” to clarify narrow aspects of the guidance issued in ASU 2016-02. ASU 2016-02 is effective for public companies for annual periods beginning January 1, 2019, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of ASU 2016-02 on the Company’s financial statements.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the FASB has issued targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 - Identifying Performance Obligations and Licensing, ASU 2016-12 - Narrow-Scope Improvements and Practical Expedients and ASU 2016-20 - Technical Corrections and Improvements to Topic 606 - Revenue from Contract with Customers. These amendments do not change the core principles in ASU 2014-09. The Company’s primary sources of revenue consist of net interest income on financial assets and liabilities, which are not within the scope of ASU 2014-09. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU. Based on this assessment, the Company concluded the ASU did not significantly change the method in which the Company currently recognizes revenue. ASU 2014-09 became effective for the Company on January 1, 2018 and did not have a material financial impact on the Company’s financial statements.

The following provides further detail on other revenue streams within noninterest income that are within the scope of this update.

Nonsufficient Funds (NSF) Fees – NSF fees are generated on a transactional basis from nonsufficient funds. Revenue is recognized once the performance obligation is satisfied.

Credit card, debit card and ATM card income – Credit card and debit card income primarily consists of interchange fees earned on a transactional basis through card payment networks. ATM card income is generated when the Company’s card holders use foreign ATMs or when non-customers utilize the Company’s ATMs. Revenue is recognized after the performance obligation is satisfied generally after the transaction is completed.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,158	$4	$—	$1,162
Collateralized mortgage obligations	14,095	69	(51)	14,113
Mortgage-backed securities	89,099	710	(295)	89,514
Total	$104,352	$783	$(346)	$104,789
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$32,351	$12	$(54)	$32,309
States and political subdivisions	285,478	3,670	(494)	288,654
Collateralized mortgage obligations	575	1	(5)	571
Mortgage-backed securities	9,197,421	3,764	(304,142)	8,897,043
Total	$9,515,825	$7,447	$(304,695)	$9,218,577

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,817	$3	$—	$1,820
Collateralized mortgage obligations	99,996	122	(57)	100,061
Mortgage-backed securities	103,612	1,204	(1,327)	103,489
Other securities	12,588	13	(101)	12,500
Total	$218,013	$1,342	$(1,485)	$217,870
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$32,235	$150	$(5)	$32,380
States and political subdivisions	328,666	4,263	(807)	332,122
Collateralized mortgage obligations	653	2	(5)	650
Mortgage-backed securities	9,092,692	9,382	(143,744)	8,958,330
Total	$9,454,246	$13,797	$(144,561)	$9,323,482

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of June 30, 2018, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2018, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been recognized in the Company’s consolidated statement of income.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	June 30, 2018
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$3,243	$(19)	$2,305	$(32)	$5,548	$(51)
Mortgage-backed securities	31,833	(291)	1,933	(4)	33,766	(295)
Total	$35,076	$(310)	$4,238	$(36)	$39,314	$(346)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$28,414	$(54)	$—	$—	$28,414	$(54)
States and political subdivisions	94,060	(468)	3,131	(26)	97,191	(494)
Collateralized mortgage obligations	427	(5)	—	—	427	(5)
Mortgage-backed securities	4,799,557	(123,399)	3,621,835	(180,743)	8,421,392	(304,142)
Total	$4,922,458	$(123,926)	$3,624,966	$(180,769)	$8,547,424	$(304,695)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

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

At June 30, 2018 and December 31, 2017, there were 310 securities and 308 securities, respectively, in an unrealized loss position for more than 12 months.

The amortized cost and fair value of investment securities at June 30, 2018, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$38,438	$38,525	$534	$536
Due after one year through five years	161,032	161,372	624	626
Due after five years through ten years	109,414	111,995	—	—
Due after ten years	8,945	9,071	—	—
Subtotal	317,829	320,963	1,158	1,162
Mortgage-backed securities and collateralized mortgage obligations	9,197,996	8,897,614	103,194	103,627
Total	$9,515,825	$9,218,577	$104,352	$104,789

The Company recorded a $13 thousand loss on the sale of securities for the three and six months ended June 30, 2018 and a $3.3 million gain on sale of securities for the three and six months ended June 30, 2017. As of June 30, 2018, the Company did not own any non-agency collateralized mortgage obligations.

At June 30, 2018 and December 31, 2017, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.62 billion and $5.94 billion and a fair value of $5.41 billion and $5.84 billion at June 30, 2018 and December 31, 2017, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Residential mortgage loans held for sale	$27,767	$31,389

Commercial and industrial	1,521,519	1,479,910
Real estate:
Construction, land development and other land loans	1,542,771	1,509,137
1-4 family residential (includes home equity)	2,667,701	2,708,471
Commercial real estate (includes multi-family residential)	3,405,466	3,315,627
Farmland	515,826	502,841
Agriculture	193,791	187,277
Consumer and other	271,724	286,121
Total loans held for investment	10,118,798	9,989,384
Total	$10,146,565	$10,020,773

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 75.1% of the Company’s total loan portfolio at June 30, 2018. As of June 30, 2018 and December 31, 2017, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2018 or December 31, 2017.

Related Party Loans. As of June 30, 2018 and December 31, 2017, loans outstanding to directors, officers and their affiliates totaled $2.5 million and $2.7 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the six months ended June 30, 2018	As of and for the year ended December 31, 2017
	(Dollars in thousands)
Beginning balance on January 1	$2,694	$4,493
New loans	5	175
Repayments and reclassified related loans	(188)	(1,974)
Ending balance	$2,511	$2,694

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

An aging analysis of past due loans, segregated by category of loan, is presented below:

	June 30, 2018
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$13,409	$854	$14,263	$508	$1,528,000	$1,542,771
Agriculture and agriculture real estate (includes farmland)	678	—	678	519	708,420	709,617
1-4 family (includes home equity) (1)	10,449	—	10,449	4,666	2,680,353	2,695,468
Commercial real estate (includes multi-family residential)	4,752	—	4,752	2,511	3,398,203	3,405,466
Commercial and industrial	6,221	—	6,221	12,130	1,503,168	1,521,519
Consumer and other	183	—	183	81	271,460	271,724
Total	$35,692	$854	$36,546	$20,415	$10,089,604	$10,146,565

	December 31, 2017
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$8,046	$588	$8,634	$583	$1,499,920	$1,509,137
Agriculture and agriculture real estate (includes farmland)	562	—	562	132	689,424	690,118
1-4 family (includes home equity) (1)	7,550	416	7,966	5,117	2,726,777	2,739,860
Commercial real estate (includes multi-family residential)	6,995	—	6,995	3,932	3,304,700	3,315,627
Commercial and industrial	17,728	—	17,728	15,277	1,446,905	1,479,910
Consumer and other	605	—	605	223	285,293	286,121
Total	$41,486	$1,004	$42,490	$25,264	$9,953,019	$10,020,773

(1) Includes $27.8 million and $31.4 million of residential mortgage loans held for sale at June 30, 2018 and December 31, 2017, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans (1)	$20,415	$25,264
Accruing loans 90 or more days past due	854	1,004
Total nonperforming loans	21,269	26,268
Repossessed assets	—	35
Other real estate	10,316	11,152
Total nonperforming assets	$31,585	$37,455

Nonperforming assets to total loans and other real estate	0.31%	0.37%

(1) Includes troubled debt restructurings of $208 thousand and $53 thousand as of June 30, 2018 and December 31, 2017, respectively.

The Company had $31.6 million in nonperforming assets at June 30, 2018 compared with $37.5 million at December 31, 2017. Nonperforming assets were 0.31% of total loans and other real estate at June 30, 2018 compared with 0.37% of total loans and other real estate at December 31, 2017.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $951 thousand and $1.8 million would have been recorded as income for the six months ended June 30, 2018 and 2017, respectively.

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

PCI Loans.  The recorded investment in PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
PCI loans:
Outstanding balance	$17,984	$36,199
Discount	(6,615)	(14,215)
Recorded investment	$11,369	$21,984

Changes in the accretable yield for acquired PCI loans for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$7,685	$9,263	$8,121	$9,778
Reclassifications from nonaccretable	55	1,210	305	2,178
Accretion	(3,771)	(1,716)	(4,457)	(3,199)
Balance at June 30	$3,969	$8,757	$3,969	$8,757

Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

Non-PCI Loans. The recorded investment in Non-PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$628,596	$738,706
Discount	(17,431)	(20,533)
Recorded investment	$611,165	$718,173

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

Changes in the discount accretion for Non-PCI loans for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$18,885	$32,129	$20,533	$35,401
Accretion charge-offs	(2)	(15)	(10)	(17)
Accretion	(1,452)	(2,755)	(3,092)	(6,025)
Balance at June 30	$17,431	$29,359	$17,431	$29,359

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

JUNE 30, 2018

(UNAUDITED)

Impaired loans are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment presented in the tables below is reported on a year-to-date basis.

	June 30, 2018
	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$508	$523	$—	$545
Agriculture and agriculture real estate (includes farmland)	267	318	—	199
1-4 family (includes home equity)	4,040	4,709	—	3,980
Commercial real estate (includes multi-family residential)	2,291	2,360	—	2,257
Commercial and industrial	3,514	3,921	—	5,680
Consumer and other	81	130	—	152
Total	10,701	11,961	—	12,813

With an allowance recorded:
Construction, land development and other land loans	—	—	—	—
Agriculture and agriculture real estate (includes farmland)	252	252	25	126
1-4 family (includes home equity)	625	661	61	908
Commercial real estate (includes multi-family residential)	—	—	—	743
Commercial and industrial	8,597	8,899	2,741	7,374
Consumer and other	—	—	—	—
Total	9,474	9,812	2,827	9,151

Total:
Construction, land development and other land loans	508	523	—	545
Agriculture and agriculture real estate (includes farmland)	519	570	25	325
1-4 family (includes home equity)	4,665	5,370	61	4,888
Commercial real estate (includes multi-family residential)	2,291	2,360	—	3,000
Commercial and industrial	12,111	12,820	2,741	13,054
Consumer and other	81	130	—	152
	$20,175	$21,773	$2,827	$21,964

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

JUNE 30, 2018

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

The following table presents risk grades and PCI loans by category of loan at June 30, 2018. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$14,012	$—	$—	$60,819	$40,135	$114,966
Grade 2	960	3,921	23,485	14,699	9,821	54,931	107,817
Grade 3	1,459,834	613,260	2,586,508	2,988,052	1,117,954	162,616	8,928,224
Grade 4	71,053	73,616	59,508	353,913	223,686	9,421	791,197
Grade 5	2,691	2,364	13,756	32,477	69,999	2,900	124,187
Grade 6	7,029	1,548	3,166	9,017	26,230	1,640	48,630
Grade 7	508	267	4,606	2,291	9,149	81	16,902
Grade 8	—	252	59	—	2,962	—	3,273
Grade 9	—	—	—	—	—	—	—
PCI Loans (2)	696	377	4,380	5,017	899	—	11,369
Total	$1,542,771	$709,617	$2,695,468	$3,405,466	$1,521,519	$271,724	$10,146,565

(1) Includes $27.8 million of residential mortgage loans held for sale at June 30, 2018.

(2) Of the total PCI loans, $239 thousand were classified as substandard at June 30, 2018, with no specific reserves allocated to them.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Allowance for Credit Losses. The allowance for credit losses is a valuation established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of June 30, 2018 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

JUNE 30, 2018

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

In determining the amount of the general valuation allowance, management considers factors such as historical loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions, other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 450, “Contingencies.” Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. The Company uses this information to establish the amount of the general valuation allowance.  At June 30, 2018, the allowance for credit losses totaled $85.0 million or 0.84% of total loans, including acquired loans with discounts.  At December 31, 2017, the allowance for credit losses totaled $84.0 million or 0.84% of total loans, including acquired loans with discounts.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

The following table details activity in the allowance for credit losses by category of loan for the three and six months ended June 30, 2018 and 2017.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance March 31, 2018	$14,622	$3,304	$13,072	$10,853	$40,340	$1,409	$83,600
Provision for credit losses	(173)	407	395	749	2,161	461	4,000
Charge-offs	—	—	(120)	(986)	(1,194)	(901)	(3,201)
Recoveries	1	45	6	—	147	366	565
Net charge-offs	1	45	(114)	(986)	(1,047)	(535)	(2,636)
Balance June 30, 2018	$14,450	$3,756	$13,353	$10,616	$41,454	$1,335	$84,964

Six Months Ended
Balance December 31, 2017	$14,815	$3,772	$14,490	$10,628	$38,810	$1,526	$84,041
Provision for credit losses	(243)	(122)	(766)	1,476	11,707	948	13,000
Charge-offs	(130)	—	(386)	(1,489)	(9,370)	(1,911)	(13,286)
Recoveries	8	106	15	1	307	772	1,209
Net charge-offs	(122)	106	(371)	(1,488)	(9,063)	(1,139)	(12,077)
Balance June 30, 2018	$14,450	$3,756	$13,353	$10,616	$41,454	$1,335	$84,964

Allowance for credit losses:
Three Months Ended
Balance March 31, 2017	$14,663	$3,584	$15,771	$10,975	$37,682	$1,420	$84,095
Provision for credit losses	(207)	396	(1,234)	(596)	3,847	544	2,750
Charge-offs	(9)	(17)	(109)	—	(3,005)	(781)	(3,921)
Recoveries	69	46	14	—	474	256	859
Net charge-offs	60	29	(95)	—	(2,531)	(525)	(3,062)
Balance June 30, 2017	$14,516	$4,009	$14,442	$10,379	$38,998	$1,439	$83,783

Six Months Ended
Balance December 31, 2016	$14,984	$4,073	$16,571	$12,256	$35,836	$1,606	$85,326
Provision for credit losses	(593)	(158)	(2,129)	(1,744)	9,188	861	5,425
Charge-offs	(9)	(17)	(122)	(133)	(6,643)	(1,605)	(8,529)
Recoveries	134	111	122	—	617	577	1,561
Net charge-offs	125	94	—	(133)	(6,026)	(1,028)	(6,968)
Balance June 30, 2017	$14,516	$4,009	$14,442	$10,379	$38,998	$1,439	$83,783

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

The following table details the amount of the allowance for credit losses allocated to each category of loan as of June 30, 2018, December 31, 2017 and June 30, 2017, on the basis of the impairment methodology used by the Company.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses related to:
June 30, 2018
Individually evaluated for impairment	$—	$25	$61	$—	$2,741	$—	$2,827
Collectively evaluated for impairment	14,450	3,731	13,292	10,616	38,713	1,335	82,137
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$14,450	$3,756	$13,353	$10,616	$41,454	$1,335	$84,964

December 31, 2017
Individually evaluated for impairment	$—	$—	$559	$366	$2,654	$—	$3,579
Collectively evaluated for impairment	14,815	3,772	13,931	10,262	36,156	1,526	80,462
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$14,815	$3,772	$14,490	$10,628	$38,810	$1,526	$84,041

June 30, 2017
Individually evaluated for impairment	$—	$5	$119	$193	$3,729	$—	$4,046
Collectively evaluated for impairment	14,516	4,004	14,323	10,186	35,269	1,439	79,737
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$14,516	$4,009	$14,442	$10,379	$38,998	$1,439	$83,783

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

The following table details the recorded investment in loans by category of loan on the basis of the impairment methodology used to determine the allowance for credit losses as of June 30, 2018, December 31, 2017 and June 30, 2017, excluding $27.8 million, $31.4 million and $26.1 million, respectively, of residential mortgage loans held for sale.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
June 30, 2018
Individually evaluated for impairment	$508	$519	$4,665	$2,291	$12,111	$81	$20,175
Collectively evaluated for impairment	1,541,567	708,721	2,658,656	3,398,158	1,508,509	271,643	10,087,254
PCI loans	696	377	4,380	5,017	899	—	11,369
Total loans evaluated for impairment	$1,542,771	$709,617	$2,667,701	$3,405,466	$1,521,519	$271,724	$10,118,798

December 31, 2017
Individually evaluated for impairment	$583	$132	$5,111	$3,708	$13,998	$222	$23,754
Collectively evaluated for impairment	1,507,685	689,605	2,698,796	3,298,801	1,462,860	285,899	9,943,646
PCI loans	869	381	4,564	13,118	3,052	—	21,984
Total loans evaluated for impairment	$1,509,137	$690,118	$2,708,471	$3,315,627	$1,479,910	$286,121	$9,989,384

June 30, 2017
Individually evaluated for impairment	$172	$258	$2,953	$1,777	$23,612	$116	$28,888
Collectively evaluated for impairment	1,382,050	698,582	2,682,363	3,292,052	1,462,793	266,270	9,784,110
PCI loans	1,317	388	4,666	15,398	3,158	—	24,927
Total loans evaluated for impairment	$1,383,539	$699,228	$2,689,982	$3,309,227	$1,489,563	$266,386	$9,837,925

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Under ASC Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring.  As of June 30, 2018 and 2017, the Company had $208 thousand and $8.1 million, respectively, in outstanding troubled debt restructurings. The following table presents information regarding the recorded investment of loans modified as troubled debt restructurings during the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018			2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate (includes farmland)	—	—	—	—	—	—
1-4 Family (includes home equity)	—	—	—	—	—	—
Commercial real estate (includes multi-family residential)	—	—	—	—	—	—
Commercial and industrial	2	198	162	3	8,656	8,068
Consumer and other	—	—	—	—	—	—
Total	2	$198	$162	3	$8,656	$8,068

For the six months ended June 30, 2018, the Company added two loans totaling $198 thousand as new troubled debt restructurings, of which $162 thousand was outstanding at June 30, 2018.  As of June 30, 2018, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. There were no charge-offs related to restructured loans recognized during the six months ended June 30, 2018. For the six months ended June 30, 2017, the Company added three loans totaling $8.7 million as new troubled debt restructurings, of which $8.1 million was outstanding at June 30, 2017. During 2017, the Company recognized charge-offs totaling $4.3 million related to defaults on loans restructured during the first quarter of 2017.  The modifications generally related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans at the time of modification. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$1,162	$—	$1,162
Collateralized mortgage obligations	—	14,113	—	14,113
Mortgage-backed securities	—	89,514	—	89,514
Total	$—	$104,789	$—	$104,789

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$1,820	$—	$1,820
Collateralized mortgage obligations	—	100,061	—	100,061
Mortgage-backed securities	—	103,489	—	103,489
Other securities	12,500	—	—	12,500
Total	$12,500	$205,370	$—	$217,870

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment.  For the three and six months ended June 30, 2018, the Company had additions to other real estate owned of $106 thousand and $153 thousand, respectively, all of which were outstanding as of June 30, 2018.  For the three and six months ended June 30, 2018, the Company had additions to impaired loans of $3.7 million and $10.7 million, respectively, of which $3.7 million and $10.6 million, respectively, were outstanding as of June 30, 2018. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2018 and remained outstanding at June 30, 2018 were not significant.

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of June 30, 2018
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Assets	(Dollars in thousands)
Cash and due from banks	$274,902	$274,902	$—	$—	$274,902
Federal funds sold	577	577	—	—	577
Held to maturity securities	9,515,825	—	9,218,577	—	9,218,577
Loans held for sale	27,767	—	27,767	—	27,767
Loans held for investment, net of allowance	10,033,834	—	—	9,959,762	9,959,762
Other real estate owned	10,316	—	10,316	—	10,316

Liabilities
Deposits:
Noninterest-bearing	$5,657,589	$—	$5,657,589	$—	$5,657,589
Interest-bearing	11,321,015	—	11,291,903	—	11,291,903
Other borrowings	1,254,849	—	1,254,911	—	1,254,911
Securities sold under repurchase agreements	293,039	—	292,983	—	292,983

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the six months ended June 30, 2018 and the year ended December 31, 2017 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2016	$1,900,845	$45,784
Less:
Amortization	—	(6,942)
Balance as of December 31, 2017	1,900,845	38,842
Less:
Amortization	—	(3,069)
Balance as of June 30, 2018	$1,900,845	$35,773

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2018, there was no impairment recorded on goodwill and core deposit intangibles.

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $1.5 million and $1.7 million for the three months ended June 30, 2018 and 2017, respectively, and $3.1 million and $3.6 million for the six months ended June 30, 2018 and 2017, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of June 30, 2018 is as follows (dollars in thousands):

Remaining 2018	$2,890
2019	5,051
2020	4,483
2021	4,022
2022	3,664
Thereafter	15,663
Total	$35,773

8. STOCK–BASED COMPENSATION

At June 30, 2018, the Company had two stock-based employee compensation plans with awards outstanding. One of these plans has expired and therefore no additional awards may be issued under that plan.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. A total of 713,209 shares have been granted under the 2012 Plan as of June 30, 2018.

As of June 30, 2018 and 2017, all stock options have been exercised and there are no more options outstanding. The Company received $148 thousand from the exercise of all remaining stock options during the six-month period ended June 30, 2017.  There was no tax benefit realized from option exercises of the stock-based payment arrangements during the six-month period ended June 30, 2017.

Stock-based compensation expense related to restricted stock was $2.6 million and $1.7 million during the three months ended June 30, 2018 and 2017, respectively, and $5.2 million and $3.4 million during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $23.7 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.16 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2018 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its Federal Home Loan Bank (“FHLB”) notes payable and operating leases as of June 30, 2018 are summarized below. Payments for FHLB notes payable include interest of $217 thousand that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$1,254,088	$733	$125	$120	$1,255,066
Operating leases	4,767	6,795	3,533	4,319	19,414
Total	$1,258,855	$7,528	$3,658	$4,439	$1,274,480

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of June 30, 2018 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$64,426	$4,350	$1,892	$—	$70,668
Commitments to extend credit	1,016,763	363,305	166,630	990,408	2,537,106
Total	$1,081,189	$367,655	$168,522	$990,408	$2,607,774

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

10. OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,
	2018			2017
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income:
Securities available for sale:
Change in unrealized gain during period	$380	$(80)	$300	$671	$(235)	$436
Total securities available for sale	380	(80)	300	671	(235)	436
Total other comprehensive income	$380	$(80)	$300	$671	$(235)	$436

	Six Months Ended June 30,
	2018			2017
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income:
Securities available for sale:
Change in unrealized gain during period	$580	$(122)	$458	$700	$(245)	$455
Total securities available for sale	580	(122)	458	700	(245)	455
Total other comprehensive income	$580	$(122)	$458	$700	$(245)	$455

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2018	$(113)	$(113)
Other comprehensive income	458	458
Balance at June 30, 2018	$345	$345

Balance at January 1, 2017	$1,411	$1,411
Other comprehensive income	455	455
Balance at June 30, 2017	$1,866	$1,866

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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank. The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of June 30, 2018, the Bank operated 242 full-service banking locations; with 65 in the Houston area, including The Woodlands; 29 in the South Texas area including Corpus Christi and Victoria; 33 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area.  The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $22.57 billion at June 30, 2018 compared with $22.59 billion at December 31, 2017, a decrease of $16.6 million or 0.1%. Total loans were $10.15 billion at June 30, 2018 compared with $10.02 billion at December 31, 2017, an increase of $125.8 million or 1.3%. Total deposits were $16.98 billion at June 30, 2018 compared with $17.82 billion at December 31, 2017, a decrease of $842.9 million or 4.7%. Total shareholders’ equity was $3.94 billion at June 30, 2018 compared with $3.82 billion at December 31, 2017, an increase of $111.3 million or 2.9%.

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

The Company had no intangible assets with indefinite useful lives at June 30, 2018.  Core deposit intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These core deposit intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2017, management does not believe any of its goodwill is impaired as of June 30, 2018 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at June 30, 2018 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $81.6 million ($1.17 per common share on a diluted basis) for the quarter ended June 30, 2018 compared with $68.6 million  ($0.99  per common share on a diluted basis) for the quarter ended June 30, 2017, an increase in net income of $13.0 million or 19.0%. The Company posted annualized returns on average common equity of 8.33% and 7.36%, annualized returns on average assets of 1.44% and 1.22% and efficiency ratios of 43.95% and 42.34% for the quarters ended June 30, 2018 and 2017, respectively. The efficiency ratio is calculated by dividing total non-interest expense by the sum of net interest income and non-interest income. Because the ratio is a measure of revenues and expenses resulting from our lending activities and fee-based banking services, net gains and losses on the sale of assets and securities are not included. Additionally, taxes are not part of this calculation.

For the six months ended June 30, 2018, net income available to common shareholders was $156.0 million ($2.23 per common share on a diluted basis) compared with $137.1 million ($1.97 per common share on a diluted basis) for the same period in 2017, an increase in net income of $18.8 million or 13.7%. The Company posted annualized returns on average common equity of 8.01% and 7.41%, annualized returns on average assets of 1.38% and 1.22% and efficiency ratios of 44.07% and 42.68% for the six months ended June 30, 2018 and 2017, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended June 30, 2018

Net interest income before the provision for credit losses was $161.8 million for the quarter ended June 30, 2018, an increase of $9.6 million or 6.3%, compared with $152.2 million for the same period in 2017. This change was primarily due to higher loan and investment yields and an increase in loan balances, partially offset by higher deposit rates.

Interest income on loans was $128.4 million for the quarter ended June 30, 2018, an increase of $13.5 million or 11.7%, compared with $115.0 million for the same period in 2017. This increase was primarily due to higher loan yields and balances.

Interest income on securities was $55.6 million for the quarter ended June 30, 2018, an increase of $2.7 million or 5.0%, compared with $52.9 million for the same period in 2017. This increase was primarily due to higher investment yields.

Average interest-bearing liabilities were $12.98 billion for the quarter ended June 30, 2018, a decrease of $371.0 million or 2.8%, compared with $13.35 billion for the same period in 2017. The net interest margin on a tax-equivalent basis increased from 3.14% for the quarter ended June 30, 2017 to 3.28% for the quarter ended June 30, 2018. The net interest margin for the three months ended June 30, 2018 was positively impacted by the collection of previously identified troubled assets.

For the Six Months Ended June 30, 2018

Net interest income before the provision for credit losses was $315.0 million for the six months ended June 30, 2018, an increase of $10.4 million or 3.4%, compared with $304.7 million for the same period in 2017.  This change was primarily due to higher loan and investment yields and an increase in loan balances, partially offset by higher deposit rates.

Interest income on loans was $244.7 million for the six months ended June 30, 2018, an increase of $18.0 million or 7.9%, compared with $226.7 million for the same period in 2017. This increase was primarily due to higher loan yields and balances. The Company had $24.0 million of total outstanding discounts on acquired loans, of which $21.4 million was accretable at June 30, 2018.

Interest income on securities was $110.0 million for the six months ended June 30, 2018, an increase of $4.0 million or 3.7%, compared with $106.1 million for the same period in 2017. This was primarily due to higher investment yields.

Average interest-bearing liabilities were $13.04 billion for the six months ended June 30, 2018, a decrease of $372.0 million or 2.8%, compared with $13.41 billion for the same period in 2017. The net interest margin on a tax-equivalent basis increased from 3.17% for the six months ended June 30, 2017 to 3.22% for the six months ended June 30, 2018. This change was primarily due to higher yields on interest-earning assets, partially offset by higher rates on interest-bearing liabilities.

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

	Three Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$10,044,064	$128,445	5.13%	$9,797,793	$114,975	4.71%
Investment securities	9,770,963	55,577	2.28%	9,817,781	52,912	2.16%
Federal funds sold and other earning assets	79,947	299	1.50%	84,497	160	0.76%
Total interest-earning assets	19,894,974	184,321	3.72%	19,700,071	168,047	3.42%
Allowance for credit losses	(84,285)			(84,100)
Noninterest-earning assets	2,809,197			2,838,242
Total assets	$22,619,886			$22,454,213

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,971,356	$4,983	0.50%	$3,749,395	$2,748	0.29%
Savings and money market deposits	5,342,323	6,709	0.50%	5,520,346	4,827	0.35%
Certificates and other time deposits	2,094,065	4,369	0.84%	2,296,425	3,866	0.68%
Other borrowings	1,272,032	6,046	1.91%	1,460,238	4,040	1.11%
Securities sold under repurchase agreements	300,471	411	0.55%	324,804	335	0.41%
Total interest-bearing liabilities	12,980,247	22,518	0.70%	13,351,208	15,816	0.48%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,646,114			5,290,142
Other liabilities	75,161			87,074
Total liabilities	18,701,522			18,728,424
Shareholders' equity	3,918,364			3,725,789
Total liabilities and shareholders' equity	$22,619,886			$22,454,213

Net interest rate spread			3.02%			2.94%

Net interest income and margin (2) (3)		$161,803	3.26%		$152,231	3.10%

Net interest income and margin (tax equivalent) (4)		$162,706	3.28%		$154,220	3.14%

______________

(1) Annualized and based on average balances on an actual 365-day basis for the three months ended June 30, 2018 and 2017.

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

	Six Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$10,017,340	$244,691	4.93%	$9,720,763	$226,685	4.70%
Investment securities	9,756,861	110,034	2.27%	9,842,498	106,069	2.17%
Federal funds sold and other earning assets	80,858	614	1.53%	82,336	343	0.84%
Total interest-earning assets	19,855,059	$355,339	3.61%	19,645,597	$333,097	3.42%
Allowance for credit losses	(83,140)			(84,566)
Noninterest-earning assets	2,816,449			2,857,010
Total assets	$22,588,368			$22,418,041

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,180,631	$10,046	0.48%	$3,941,759	$5,335	0.27%
Savings and money market deposits	5,409,991	11,951	0.45%	5,528,803	8,414	0.31%
Certificates and other time deposits	2,131,301	8,536	0.81%	2,331,446	7,600	0.66%
Other borrowings	1,003,259	9,019	1.81%	1,292,748	6,516	1.02%
Securities sold under repurchase agreements	313,730	761	0.49%	316,167	566	0.36%
Total interest-bearing liabilities	13,038,912	40,313	0.62%	13,410,923	28,431	0.43%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,578,592			5,215,491
Other liabilities	78,270			89,100
Total liabilities	18,695,774			18,715,514
Shareholders' equity	3,892,594			3,702,527
Total liabilities and shareholders' equity	$22,588,368			$22,418,041

Net interest rate spread			2.99%			2.99%

Net interest income and margin (2) (3)		$315,026	3.20%		$304,666	3.13%

Net interest income and margin (tax equivalent) (4)		$316,870	3.22%		$308,650	3.17%

____________

(1) Annualized and based on average balances on an actual 365-day basis for the six months ended June 30, 2018 and 2017.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 vs. 2017			2018 vs. 2017
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$2,890	$10,580	$13,470	$6,916	$11,090	$18,006
Investment securities (1)	(252)	2,917	2,665	(923)	4,888	3,965
Federal funds sold and other earning assets	(9)	148	139	(6)	277	271
Total increase in interest income	2,629	13,645	16,274	5,987	16,255	22,242

Interest-Bearing Liabilities:
Interest-bearing demand deposits	163	2,072	2,235	323	4,388	4,711
Savings and money market deposits	(156)	2,038	1,882	(181)	3,718	3,537
Certificates and other time deposits (1)	(341)	844	503	(652)	1,588	936
Other borrowings	(521)	2,527	2,006	(1,459)	3,962	2,503
Securities sold under repurchase agreements	(25)	101	76	(4)	199	195
Total (decrease) increase in interest expense	(880)	7,582	6,702	(1,973)	13,855	11,882
Increase in net interest income	$3,509	$6,063	$9,572	$7,960	$2,400	$10,360

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

The Company recorded a $4.0 million provision for credit losses for the quarter ended June 30, 2018 and a $2.8 million provision for credit losses for the quarter ended June 30, 2017. Net charge-offs were $2.6 million for the quarter ended June 30, 2018 compared with net charge-offs of $3.1 million for the quarter ended June 30, 2017.  Net charge-offs for the quarter ended June 30, 2018 were primarily comprised of one commercial and industrial loan and one commercial real estate loan. The Company made a $13.0 million provision for credit losses for the six months ended June 30, 2018 and a $5.4 million provision for credit losses for the six months ended June 30, 2017.  Net charge-offs were $12.1 million for the six months ended June 30, 2018 compared with $7.0 million for the six months ended June 30, 2017. See "Financial Condition – Allowance for Credit Losses" below for more information.

Noninterest Income

The Company’s primary sources of recurring noninterest income are nonsufficient funds (“NSF”) fees, credit, debit and ATM card income and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its trust, mortgage and brokerage lines of business. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $28.4 million for the three months ended June 30, 2018 compared with $27.8 million for the same period in 2017, an increase of $591 thousand or 2.1%.  Noninterest income totaled $56.3 million for the six months ended June 30, 2018 compared with $58.6 million for the same period in

2017, a decrease of $2.3 million or 3.9%. This change was primarily due to the net gain on sale of securities during the six months ended June 30, 2017, partially offset by the net loss on sale of assets during the same period.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$7,828	$7,805	$15,655	$15,894
Credit card, debit card and ATM card income	6,335	6,186	12,296	12,139
Service charges on deposit accounts	5,150	5,405	10,425	10,826
Trust income	2,251	2,271	4,979	4,426
Mortgage income	1,109	1,107	1,872	2,373
Brokerage income	687	427	1,312	915
Bank owned life insurance income	1,317	1,364	2,628	2,717
Net loss on sale of assets	(44)	(3,783)	(44)	(2,024)
Net (loss) gain on sale of securities	(13)	3,270	(13)	3,270
Other	3,751	3,728	7,199	8,068
Total noninterest income	$28,371	$27,780	$56,309	$58,604

Noninterest Expense

Noninterest expense totaled $83.6 million for the quarter ended June 30, 2018 compared with $76.4 million for the quarter ended June 30, 2017, an increase of $7.2 million or 9.4%. Noninterest expense totaled $163.7 million for the six months ended June 30, 2018 compared with $154.5 million for the six months ended June 30, 2017, an increase of $9.2 million or 5.9%.  The change during both periods was primarily due to an increase in salaries and benefits.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Salaries and employee benefits (1)	$53,360	$47,343	$103,759	$95,787
Non-staff expenses:
Net occupancy and equipment	5,692	5,460	11,301	10,963
Credit and debit card, data processing and software amortization	4,356	4,216	8,804	8,301
Regulatory assessments and FDIC insurance	3,575	3,548	7,150	7,097
Core deposit intangibles amortization	1,501	1,719	3,069	3,634
Depreciation	3,054	3,051	6,087	6,154
Communications (2)	2,606	2,664	5,186	5,366
Other real estate expense	93	57	304	142
Other	9,365	8,384	17,996	17,060
Total noninterest expense	$83,602	$76,442	$163,656	$154,504

(1) Includes stock-based compensation expense of $2.6 million and $1.7 million for the three months ended June 30, 2018 and 2017, respectively, and $5.2 million and $3.4 million for the six months ended June 30, 2018 and 2017, respectively.

(2) Communications expense includes telephone, data circuits, postage and courier expenses.

Income Taxes

Income tax expense totaled $21.0 million for the three months ended June 30, 2018 compared with $32.3 million for the same period in 2017, a decrease of $11.3 million or 35.0%. Income tax expense totaled $38.7 million for the six months ended June 30, 2018 compared with $66.2 million for the same period in 2017, a decrease of $27.5 million or 41.5%. The decrease during both periods was due to the Tax Cuts and Jobs Act, which became effective January 1, 2018.  The Company’s effective tax rate for the three months ended June 30, 2018 and 2017 was 20.4% and 32.0%, respectively. The Company’s effective tax rate for the six months ended June 30, 2018 and 2017 was 19.9% and 32.6%, respectively.

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

	June 30, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$27,767	$—	$—	$—	$27,767
Commercial and industrial	1,285,577	193,303	41,740	899	1,521,519
Real estate:
Construction, land development and other land loans	1,508,523	12,594	20,958	696	1,542,771
1-4 family residential (includes home equity)	2,408,205	71,651	183,465	4,380	2,667,701
Commercial real estate (includes multi-family residential)	2,802,919	298,728	298,802	5,017	3,405,466
Farmland	447,138	13,869	54,442	377	515,826
Agriculture	154,405	39,159	227	—	193,791
Consumer and other	240,095	20,098	11,531	—	271,724
Total loans held for investment	8,846,862	649,402	611,165	11,369	10,118,798
Total	$8,874,629	$649,402	$611,165	$11,369	$10,146,565

	December 31, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$31,389	$—	$—	$—	$31,389
Commercial and industrial	1,196,539	226,972	53,347	3,052	1,479,910
Real estate:
Construction, land development and other land loans	1,443,925	23,890	40,453	869	1,509,137
1-4 family residential (includes home equity)	2,412,531	74,362	217,014	4,564	2,708,471
Commercial real estate (includes multi-family residential)	2,650,333	317,905	334,271	13,118	3,315,627
Farmland	429,298	14,772	58,390	381	502,841
Agriculture	134,847	51,712	718	—	187,277
Consumer and other	244,044	28,097	13,980	—	286,121
Total loans held for investment	8,511,517	737,710	718,173	21,984	9,989,384
Total	$8,542,906	$737,710	$718,173	$21,984	$10,020,773

At June 30, 2018, total loans were $10.15 billion, an increase of $125.8 million or 1.3%, compared with $10.02 billion at December 31, 2017. Loans at June 30, 2018 included $27.8 million of loans held for sale compared with $31.4 million at December 31, 2017. At June 30, 2018, loans represented 45.0% of total assets compared with 44.4% of total assets at December 31, 2017.

The loan portfolio consists of various types of loans categorized by major type as follows:

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

Included in commercial and industrial loans are (1) commitments to oil and gas producers secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of June 30, 2018, oil and gas loans totaled $352.6 million or 3.5% of total loans, compared with total oil and gas loans of $300.5 million or 3.0% of total loans as of December 31, 2017. In addition, as of June 30, 2018, the Company had total unfunded commitments to oil and gas companies of $175.2 million compared with total unfunded commitments to oil and gas companies of $153.6 million as of December 31, 2017. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 20-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At June 30, 2018, approximately 43.8% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Nonperforming assets decreased $5.9 million, or 15.7%, to $31.6 million at June 30, 2018 compared with $37.5 million at December 31, 2017, of which $8.6 million and $17.4 million, respectively, were attributable to acquired loans.

The following tables present information regarding nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated:

	June 30, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$12,677	$4,098	$3,401	$239	$20,415
Accruing loans 90 or more days past due	—	—	854	—	854
Total nonperforming loans	12,677	4,098	4,255	239	21,269
Repossessed assets	—	—	—	—	—
Other real estate	10,280	—	36	—	10,316
Total nonperforming assets	$22,957	$4,098	$4,291	$239	$31,585

Nonperforming assets to total loans and other real estate by category	0.26%	0.63%	0.70%	2.10%	0.31%

	December 31, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$8,040	$12,373	$3,341	$1,510	$25,264
Accruing loans 90 or more days past due	1,004	—	—	—	1,004
Total nonperforming loans	9,044	12,373	3,341	1,510	26,268
Repossessed assets	19	—	16	—	35
Other real estate	10,952	—	200	—	11,152
Total nonperforming assets	$20,015	$12,373	$3,557	$1,510	$37,455

Nonperforming assets to total loans and other real estate by category	0.23%	1.68%	0.50%	6.87%	0.37%

(1) Includes troubled debt restructurings of $208 thousand and $53 thousand as of June 30, 2018 and December 31, 2017, respectively.

Nonperforming assets were 0.31% of total loans and other real estate at June 30, 2018 compared with 0.37% of total loans and other real estate at December 31, 2017. These low nonperforming asset ratios are reflective of the Company’s conservative lending approach. The allowance for credit losses as a percentage of total nonperforming loans was 399.5% at June 30, 2018 and 319.9% at December 31, 2017.

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

	As of and for the Six Months Ended June 30, 2018
	Legacy	Acquired
	Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$8,655,398	$1,361,942	$10,017,340
Gross loans outstanding at end of period	$8,874,629	$1,271,936	$10,146,565
Allowance for credit losses at beginning of period	$73,407	$10,634	$84,041
Provision for credit losses	13,571	(571)	13,000
Charge-offs:
Commercial and industrial	(8,148)	(1,222)	(9,370)
Real estate and agriculture	(1,630)	(375)	(2,005)
Consumer and other	(1,882)	(29)	(1,911)
Recoveries:
Commercial and industrial	74	233	307
Real estate and agriculture	123	7	130
Consumer and other	767	5	772
Net charge-offs	(10,696)	(1,381)	(12,077)
Allowance for credit losses at end of period	$76,282	$8,682	$84,964
Ratio of allowance to end of period loans	0.86%	0.68%	0.84%
Ratio of net charge-offs to average loans (annualized)	0.25%	0.20%	0.24%
Ratio of allowance to end of period nonperforming loans	601.7%	101.0%	399.5%

	As of and for the Six Months Ended June 30, 2017
	Legacy	Acquired
	Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$7,950,961	$1,769,802	$9,720,763
Gross loans outstanding at end of period	$8,224,966	$1,639,053	$9,864,019
Allowance for credit losses at beginning of period	$73,846	$11,480	$85,326
Provision for credit losses	1,939	3,486	5,425
Charge-offs:
Commercial and industrial	(4,426)	(2,217)	(6,643)
Real estate and agriculture	(170)	(111)	(281)
Consumer and other	(1,582)	(23)	(1,605)
Recoveries:
Commercial and industrial	492	125	617
Real estate and agriculture	204	163	367
Consumer and other	554	23	577
Net charge-offs	(4,928)	(2,040)	(6,968)
Allowance for credit losses at end of period	$70,857	$12,926	$83,783
Ratio of allowance to end of period loans	0.86%	0.79%	0.85%
Ratio of net charge-offs to average loans (annualized)	0.12%	0.23%	0.14%
Ratio of allowance to end of period nonperforming loans	1,895.1%	45.5%	260.8%

The Company had gross charge-offs on legacy loans of $11.7 million during the six months ended June 30, 2018. Partially offsetting these charge-offs were recoveries on legacy loans of $964 thousand. Gross charge-offs on acquired loans were $1.6 million during the six months ended June 30, 2018. Partially offsetting these charge-offs were recoveries on acquired loans of $245 thousand. Total charge-offs for the six months ended June 30, 2018 were $13.3 million, partially offset by total recoveries of $1.2 million.

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

	June 30, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$35,094	$6,360	$—	$—	$41,454	15.0%
Real estate	36,864	1,524	31	—	38,419	75.3%
Agriculture and agriculture real estate	3,011	745	—	—	3,756	7.0%
Consumer and other	1,313	22	—	—	1,335	2.7%
Total allowance for credit losses	$76,282	$8,651	$31	$—	$84,964	100.0%

	December 31, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$31,758	$7,052	$—	$—	$38,810	14.8%
Real estate	37,407	2,153	373	—	39,933	75.5%
Agriculture and agriculture real estate	2,746	1,026	—	—	3,772	6.9%
Consumer and other	1,496	30	—	—	1,526	2.8%
Total allowance for credit losses	$73,407	$10,261	$373	$—	$84,041	100.0%

At June 30, 2018, the allowance for credit losses totaled $85.0 million compared with $84.0 million at December 31, 2017, an increase of $923 thousand or 1.1%. The allowance for credit losses totaled 0.84% of total loans at June 30, 2018 and December 31, 2017.

At June 30, 2018, $76.3 million of the allowance was attributable to legacy loans compared with $73.4 million of the allowance at December 31, 2017, an increase of $2.9 million or 3.9%. This change was primarily attributable to an increase in historical loss rates and an increase in legacy loans. At June 30, 2018, $8.7 million of the allowance for credit losses was attributable to acquired legacy loans compared with $10.3 million of the allowance at December 31, 2017, a decrease of $1.6 million or 15.7%. This change was primarily attributable to a decrease in acquired legacy loans and a decrease in specific reserves identified for loans with deteriorated credit quality, partially offset by an increase in historical loss rates. At June 30, 2018, $31 thousand of the allowance for credit losses was attributable to Non-PCI loans compared with $373 thousand of the allowance at December 31, 2017, a decrease of $342 thousand or 91.7%. This change was primarily attributable to a decrease in specific reserves identified for loans with deteriorated credit quality. At June 30, 2018 and December 31, 2017, there was no allowance for credit losses attributable to PCI loans.

At June 30, 2018, the Company had $24.0 million of total outstanding discounts on Non-PCI and PCI loans, of which $21.4 million was accretable.

The Company believes that the allowance for credit losses at June 30, 2018 is adequate to cover estimated losses in the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at June 30, 2018.

Securities

The carrying cost of securities totaled $9.62 billion at June 30, 2018 compared with $9.67 billion at December 31, 2017, a decrease of $51.5 million or 0.5%. At June 30, 2018, securities represented 42.6% of total assets compared with 42.8% of total assets at December 31, 2017.

The amortized cost and fair value of investment securities were as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,158	$4	$—	$1,162
Collateralized mortgage obligations	14,095	69	(51)	14,113
Mortgage-backed securities	89,099	710	(295)	89,514
Other securities	—	—	—	—
Total	$104,352	$783	$(346)	$104,789
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$32,351	$12	$(54)	$32,309
States and political subdivisions	285,478	3,670	(494)	288,654
Collateralized mortgage obligations	575	1	(5)	571
Mortgage-backed securities	9,197,421	3,764	(304,142)	8,897,043
Total	$9,515,825	$7,447	$(304,695)	$9,218,577

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,817	$3	$—	$1,820
Collateralized mortgage obligations	99,996	122	(57)	100,061
Mortgage-backed securities	103,612	1,204	(1,327)	103,489
Other securities	12,588	13	(101)	12,500
Total	$218,013	$1,342	$(1,485)	$217,870
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$32,235	$150	$(5)	$32,380
States and political subdivisions	328,666	4,263	(807)	332,122
Collateralized mortgage obligations	653	2	(5)	650
Mortgage-backed securities	9,092,692	9,382	(143,744)	8,958,330
Total	$9,454,246	$13,797	$(144,561)	$9,323,482

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of June 30, 2018, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2018, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $16.98 billion at June 30, 2018 compared with $17.82 billion at December 31, 2017, a decrease of $842.9 million or 4.7%. This change was primarily due to seasonality. At June 30, 2018, noninterest-bearing deposits totaled $5.66 billion compared with $5.62 billion at December 31, 2017, an increase of $34.3 million or 0.6%. Interest-bearing deposits totaled $11.32 billion at June 30, 2018 compared with $12.20 billion at December 31, 2017, a decrease of $877.1 million or 7.2%.

Average deposits for the six months ended June 30, 2018 were $17.30 billion, an increase of $283.0 million or 1.7%, compared with $17.02 billion for the six months ended June 30, 2017. This change was primarily due to an increase in demand deposits. The ratio of average interest-bearing deposits to total average deposits was 67.8% during the first six months of 2018 compared with 69.4% during the first six months of 2017.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:
	Six Months Ended June 30,
	2018		2017
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$4,180,631	0.48%	$3,941,759	0.27%
Regular savings	2,299,185	0.33%	2,180,164	0.28%
Money market savings	3,110,806	0.53%	3,348,639	0.32%
Certificates, IRAs and other time deposits	2,131,301	0.81%	2,331,446	0.66%
Total interest-bearing deposits	11,721,923	0.53%	11,802,008	0.36%
Noninterest-bearing demand deposits	5,578,592		5,215,491
Total deposits	$17,300,515	0.36%	$17,017,499	0.25%

(1) Annualized and based on average balances on an actual 365-day basis for the six months ended June 30, 2018 and 2017.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
FHLB advances	$1,250,000	$500,000
FHLB long-term notes payable	4,849	5,223
Total other borrowings	1,254,849	505,223
Securities sold under repurchase agreements	293,039	324,154
Total	$1,547,888	$829,377

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2018, the Company had total funds of $5.57 billion available under this agreement, of which $1.25 billion was outstanding. FHLB advances of $1.25 billion were outstanding at June 30, 2018, at a weighted average rate of 2.02%. Long-term notes payable were $4.9 million at June 30, 2018, with a weighted average rate of 5.74%. The maturity dates on the FHLB notes payable range from the years 2018 to 2027 and have interest rates ranging from 4.51% to 6.10%.

Securities sold under repurchase agreements— At June 30, 2018, the Company had $293.0 million in securities sold under repurchase agreements with banking customers compared with $324.2 million at December 31, 2017, a decrease of $31.1 million or 9.6%.  Repurchase agreements are generally settled on the following business day; however, approximately $7.7 million of the repurchase agreements outstanding at June 30, 2018 have maturity dates ranging from 6 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

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

As of June 30, 2018, the Company had outstanding $2.54 billion in commitments to extend credit and $70.7 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2018, the Company had cash and cash equivalents of $275.5 million compared with $392.3 million at December 31, 2017, a decrease of $116.8 million or 29.8%. The decrease was primarily due to the net decrease in interest-bearing deposits of $877.0 million and the net increase in loans held for investment of $134.1 million, partially offset by the net proceeds from other short-term borrowings of $750.0 million and net cash provided by operating activities of $157.9 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2018 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB borrowings and operating leases as of June 30, 2018 are summarized below. Payments for FHLB borrowings include interest of $217 thousand that will be paid over the future periods.  Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$1,254,088	$733	$125	$120	$1,255,066
Operating leases	4,767	6,795	3,533	4,319	19,414
Total	$1,258,855	$7,528	$3,658	$4,439	$1,274,480

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of June 30, 2018 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$64,426	$4,350	$1,892	$—	$70,668
Commitments to extend credit	1,016,763	363,305	166,630	990,408	2,537,106
Total	$1,081,189	$367,655	$168,522	$990,408	$2,607,774

Capital Resources

Total shareholders’ equity was $3.94 billion at June 30, 2018 compared with $3.82 billion at December 31, 2017, an increase of $111.3 million or 2.9%. The increase was primarily the result of net income of $156.0 million, partially offset by dividends paid on common stock of $50.3 million for the six months ended June 30, 2018.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of June 30, 2018, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of June 30, 2018:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer for 2018	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of June 30, 2018
The Company
CET1 capital (to risk weighted assets)	4.50%		6.375%	N/A	15.65%
Tier 1 capital (to risk weighted assets)	6.00%		7.875%	N/A	15.65%
Total capital (to risk weighted assets)	8.00%		9.875%	N/A	16.32%
Tier 1 capital (to average assets)	4.00%	(1)	4.000%	N/A	9.68%

The Bank
CET1 capital (to risk weighted assets)	4.50%		6.375%	6.50%	15.56%
Tier 1 capital (to risk weighted assets)	6.00%		7.875%	8.00%	15.56%
Total capital (to risk weighted assets)	8.00%		9.875%	10.00%	16.23%
Tier 1 capital (to average assets)	4.00%	(2)	4.000%	5.00%	9.61%

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2) The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 08/07/18	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 08/07/18	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer