Form 10-Q
period 2018-09-30
PROSPERITY BANCSHARES INC
filed 2018-11-07
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 2, 2018, there were 69,839,486 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$293,831	$391,616
Federal funds sold	639	697
Total cash and cash equivalents	294,470	392,313
Available for sale securities, at fair value	93,739	217,870
Held to maturity securities, at cost (fair value of $9,080,601 and $9,323,482, respectively)	9,410,994	9,454,246
Total securities	9,504,733	9,672,116
Loans held for sale	28,025	31,389
Loans held for investment	10,264,821	9,989,384
Total loans	10,292,846	10,020,773
Less: allowance for credit losses	(85,996)	(84,041)
Loans, net	10,206,850	9,936,732
Accrued interest receivable	56,902	56,368
Goodwill	1,900,845	1,900,845
Core deposit intangibles, net	34,295	38,842
Bank premises and equipment, net	256,426	257,065
Other real estate owned	889	11,152
Bank owned life insurance (BOLI)	258,978	255,132
Federal Home Loan Bank of Dallas stock	78,801	49,764
Other assets	19,394	16,963
TOTAL ASSETS	$22,612,583	$22,587,292
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$5,700,242	$5,623,322
Interest-bearing	11,033,522	12,198,138
Total deposits	16,733,764	17,821,460
Other borrowings	1,501,207	505,223
Securities sold under repurchase agreements	297,126	324,154
Accrued interest payable	3,754	2,945
Other liabilities	81,035	109,356
Total liabilities	18,616,886	18,763,138
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 69,837,986 shares issued and outstanding at September 30, 2018; 69,490,910 shares issued and outstanding at December 31, 2017	69,838	69,491
Capital surplus	2,042,778	2,035,219
Retained earnings	1,882,618	1,719,557
Accumulated other comprehensive income (loss)—net unrealized gain (loss) on available for sale securities, net of tax expense (benefit) of $123 and ($30), respectively	463	(113)
Total shareholders’ equity	3,995,697	3,824,154
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,612,583	$22,587,292

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$128,645	$121,567	$373,336	$348,252
Securities	55,705	50,610	165,739	156,679
Federal funds sold and other earning assets	326	242	940	585
Total interest income	184,676	172,419	540,015	505,516
INTEREST EXPENSE:
Deposits	19,208	12,376	49,741	33,725
Other borrowings	7,583	3,540	16,602	10,056
Securities sold under repurchase agreements	566	356	1,327	922
Total interest expense	27,357	16,272	67,670	44,703
NET INTEREST INCOME	157,319	156,147	472,345	460,813
PROVISION FOR CREDIT LOSSES	2,350	6,900	15,350	12,325
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	154,969	149,247	456,995	448,488
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,606	8,350	24,261	24,244
Credit card, debit card and ATM card income	6,242	6,075	18,538	18,214
Service charges on deposit accounts	5,137	5,251	15,562	16,077
Trust income	2,692	2,040	7,671	6,466
Mortgage income	856	854	2,728	3,227
Brokerage income	784	461	2,096	1,376
Net gain (loss) on sale of assets	4	62	(40)	(1,962)
Net (loss) gain on sale of securities	—	—	(13)	3,270
Other	6,303	5,716	16,130	16,501
Total noninterest income	30,624	28,809	86,933	87,413
NONINTEREST EXPENSE:
Salaries and employee benefits	51,906	47,866	155,665	143,653
Net occupancy and equipment	5,808	5,691	17,109	16,654
Credit and debit card, data processing and software amortization	4,512	4,506	13,316	12,807
Regulatory assessments and FDIC insurance	3,347	3,455	10,497	10,552
Core deposit intangibles amortization	1,478	1,686	4,547	5,320
Depreciation	3,139	3,050	9,226	9,204
Communications	2,442	2,618	7,628	7,984
Other real estate expense	217	(30)	521	112
Other	8,911	8,667	26,907	25,727
Total noninterest expense	81,760	77,509	245,416	232,013
INCOME BEFORE INCOME TAXES	103,833	100,547	298,512	303,888
PROVISION FOR INCOME TAXES	21,310	32,639	60,031	98,861
NET INCOME	$82,523	$67,908	$238,481	$205,027
EARNINGS PER SHARE:
Basic	$1.18	$0.98	$3.42	$2.95
Diluted	$1.18	$0.98	$3.42	$2.95

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income	$82,523	$67,908	$238,481	$205,027
Other comprehensive income, before tax:
Securities available for sale:
Change in unrealized gain during period	149	(1,236)	729	(536)
Total other comprehensive income (loss)	149	(1,236)	729	(536)
Deferred taxes related to other comprehensive income (loss)	(31)	433	(153)	188
Other comprehensive income (loss), net of tax	118	(803)	576	(348)
Comprehensive income	$82,641	$67,105	$239,057	$204,679

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2016	69,491,012	$69,491	$2,028,129	$1,543,280	$1,411	$3,642,311
Net income				205,027		205,027
Other comprehensive loss					(348)	(348)
Common stock issued in connection with the exercise of stock options and restricted stock awards, net	(7,000)	(7)	155			148
Stock based compensation expense			5,095			5,095
Cash dividends declared, $1.02 per share				(70,875)		(70,875)
BALANCE AT SEPTEMBER 30, 2017	69,484,012	$69,484	$2,033,379	$1,677,432	$1,063	$3,781,358

BALANCE AT DECEMBER 31, 2017	69,490,910	$69,491	$2,035,219	$1,719,557	$(113)	$3,824,154
Net income				238,481		238,481
Other comprehensive income					576	576
Common stock issued in connection with the exercise of restricted stock awards, net	347,076	347	(347)			—
Stock based compensation expense			7,906			7,906
Cash dividends declared, $1.08 per share				(75,420)		(75,420)
BALANCE AT SEPTEMBER 30, 2018	69,837,986	$69,838	$2,042,778	$1,882,618	$463	$3,995,697

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$238,481	$205,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	13,773	14,524
Provision for credit losses	15,350	12,325
Net amortization of premium on investments	24,276	29,401
Net loss (gain) on sale of other real estate	130	(221)
Net loss (gain) on sale of investment securities	13	(3,270)
Net loss on sale of assets	40	1,962
Net accretion of discount on loans	(11,006)	(17,110)
Net amortization of premium on deposits	(106)	(178)
Gain on sale of loans	(2,590)	(3,007)
Proceeds from sale of loans held for sale	145,961	151,645
Originations of loans held for sale	(140,007)	(148,297)
Stock based compensation expense	7,906	5,095
(Increase) decrease in accrued interest receivable and other assets	(36,038)	9,307
(Decrease) increase in accrued interest payable and other liabilities	(29,975)	89,195
Net cash provided by operating activities	226,208	346,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,341,650	1,367,648
Purchase of held to maturity securities	(1,322,082)	(1,065,091)
Proceeds from maturities and principal paydowns of available for sale securities	8,123,942	7,239,733
Purchase of available for sale securities	(7,999,686)	(7,253,393)
Net increase in loans held for investment	(278,155)	(284,836)
Purchase of bank premises and equipment	(10,491)	(6,643)
Proceeds from sale of bank premises, equipment and other real estate	12,362	8,879
Proceeds from insurance claims	2,463	—
Net cash (used in) provided by investing activities	(129,997)	6,297

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	76,920	274,501
Net decrease in interest-bearing deposits	(1,164,510)	(674,149)
Net proceeds from (repayments of) other short-term borrowings	1,000,000	(30,000)
Repayments of other long-term borrowings	(4,016)	(416)
Net (decrease) increase in securities sold under repurchase agreements	(27,028)	14,191
Proceeds from stock option exercises	—	148
Payments of cash dividends	(75,420)	(70,875)
Net cash used in financing activities	(194,054)	(486,600)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(97,843)	(133,905)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	392,313	437,381
CASH AND CASH EQUIVALENTS, END OF PERIOD	$294,470	$303,476

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$153	$1,483

SUPPLEMENTAL INFORMATION:
Income taxes paid	$114,960	$64,150
Interest paid	66,861	43,901

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period.

2. INCOME PER COMMON SHARE

Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. As of September 30, 2018, all stock options have been exercised and there are no remaining options outstanding.

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$82,523		$67,908		$238,481		$205,027
Basic:
Weighted average shares outstanding	69,838	$1.18	69,485	$0.98	69,815	$3.42	69,484	$2.95
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	—		—		—		1
Total	69,838	$1.18	69,485	$0.98	69,815	$3.42	69,485	$2.95

There were no stock options exercisable during the three and nine months ended September 30, 2018 or 2017 that would have had an anti-dilutive effect on the above computation.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2018-13 "Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement" eliminates the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 fair value methodology, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. The ASU requires the entity to disclose relevant quantitative information used to develop Level 3 fair value measurements. ASU 2018-13 will become effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s financial statements.

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

ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 will be effective for the Company on January 1, 2019 on a modified retrospective basis with a cumulative-effect adjustment as of the beginning of the period of adoption and is not expected to have a significant impact on the Company’s financial statements.

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

ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that lessees recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The requirements for lessors under ASU 2016-02 are largely unchanged from existing guidance, however certain necessary changes have been made to align with specific changes to lessee accounting and key aspects of the revenue recognition guidance (Topic 606). In addition, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” to clarify narrow aspects of the guidance issued in ASU 2016-02 and ASU 2018-11, “Leases (Topic 842) Targeted Improvements, which provides an additional transition method by allowing entities to apply the new leases standard at the adoption date with a cumulative-effect adjustment to retained earnings and provides lessors an alternative approach to handle leases with nonlease components. The Company’s leases relate primarily to office space and banking centers. The Company has identified and reviewed existing leases applicable to ASU 2016-02 and intends to elect certain optional practical expedients and apply the new lease standard using the additional transition method as of the adoption date. The Company continues to evaluate other aspects of ASU 2016-02 and their potential impact on the Company’s financial statements. ASU 2016-02 is effective for public companies for annual periods beginning January 1, 2019, including interim periods within those fiscal years.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

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

Nonsufficient Funds (NSF) Fees – NSF fees are generated on a transactional basis from accounts with nonsufficient funds. Revenue is recognized once the performance obligation is satisfied.

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

Service Charges on Deposit Accounts – Service charges on deposit accounts consist of account maintenance or transaction-based fees. The Company’s performance obligation is satisfied over a period of time for account maintenance and at the time of service for transaction-based fees. Revenue is recognized after the performance obligation is satisfied.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,158	$4	$—	$1,162
Collateralized mortgage obligations	13,333	83	(34)	13,382
Mortgage-backed securities	78,661	628	(94)	79,195
Total	$93,152	$715	$(128)	$93,739
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$28,725	$—	$(139)	$28,586
States and political subdivisions	255,781	3,013	(662)	258,132
Collateralized mortgage obligations	539	—	(6)	533
Mortgage-backed securities	9,125,949	2,547	(335,146)	8,793,350
Total	$9,410,994	$5,560	$(335,953)	$9,080,601

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,817	$3	$—	$1,820
Collateralized mortgage obligations	99,996	122	(57)	100,061
Mortgage-backed securities	103,612	1,204	(1,327)	103,489
Other securities	12,588	13	(101)	12,500
Total	$218,013	$1,342	$(1,485)	$217,870
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$32,235	$150	$(5)	$32,380
States and political subdivisions	328,666	4,263	(807)	332,122
Collateralized mortgage obligations	653	2	(5)	650
Mortgage-backed securities	9,092,692	9,382	(143,744)	8,958,330
Total	$9,454,246	$13,797	$(144,561)	$9,323,482

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

SEPTEMBER 30, 2018

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of September 30, 2018, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2018, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been recognized in the Company’s consolidated statement of income.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	September 30, 2018
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$2	$—	$2,205	$(34)	$2,207	$(34)
Mortgage-backed securities	32,048	(90)	1,925	(4)	33,973	(94)
Total	$32,050	$(90)	$4,130	$(38)	$36,180	$(128)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$28,586	$(139)	$—	$—	$28,586	$(139)
States and political subdivisions	91,754	(510)	18,170	(152)	109,924	(662)
Collateralized mortgage obligations	89	(1)	309	(5)	398	(6)
Mortgage-backed securities	3,810,549	(93,135)	4,677,223	(242,011)	8,487,772	(335,146)
Total	$3,930,978	$(93,785)	$4,695,702	$(242,168)	$8,626,680	$(335,953)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$5,753	$(13)	$2,544	$(44)	$8,297	$(57)
Mortgage-backed securities	42,289	(1,323)	2,054	(4)	44,343	(1,327)
Other securities	1,636	(101)	—	—	1,636	(101)
Total	$49,678	$(1,437)	$4,598	$(48)	$54,276	$(1,485)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$4,934	$(5)	$—	$—	$4,934	$(5)
States and political subdivisions	160,392	(773)	3,686	(34)	164,078	(807)
Collateralized mortgage obligations	373	(2)	100	(3)	473	(5)
Mortgage-backed securities	3,940,075	(34,159)	3,883,266	(109,585)	7,823,341	(143,744)
Total	$4,105,774	$(34,939)	$3,887,052	$(109,622)	$7,992,826	$(144,561)

At September 30, 2018 and December 31, 2017, there were 462 securities and 308 securities, respectively, in an unrealized loss position for 12 months or more.

The amortized cost and fair value of investment securities at September 30, 2018, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$47,840	$47,910	$534	$536
Due after one year through five years	143,282	143,339	624	626
Due after five years through ten years	86,224	88,155	—	—
Due after ten years	7,160	7,314	—	—
Subtotal	284,506	286,718	1,158	1,162
Mortgage-backed securities and collateralized mortgage obligations	9,126,488	8,793,883	91,994	92,577
Total	$9,410,994	$9,080,601	$93,152	$93,739

The Company recorded no gain or loss on the sale of securities for the three months ended September 30, 2018 and 2017. The Company recorded a $13 thousand loss on the sale of securities for the nine months ended September 30, 2018 and a $3.3 million gain on sale of securities for the nine months ended September 30, 2017. As of September 30, 2018, the Company did not own any non-agency collateralized mortgage obligations.

At September 30, 2018 and December 31, 2017, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.45 billion and $5.94 billion and a fair value of $5.23 billion and $5.84 billion at September 30, 2018 and December 31, 2017, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Residential mortgage loans held for sale	$28,025	$31,389

Commercial and industrial	1,524,854	1,479,910
Real estate:
Construction, land development and other land loans	1,560,142	1,509,137
1-4 family residential (includes home equity)	2,685,740	2,708,471
Commercial real estate (includes multi-family residential)	3,507,223	3,315,627
Farmland	517,454	502,841
Agriculture	188,296	187,277
Consumer and other	281,112	286,121
Total loans held for investment	10,264,821	9,989,384
Total	$10,292,846	$10,020,773

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 75.3% of the Company’s total loan portfolio at September 30, 2018. As of September 30, 2018 and December 31, 2017, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2018 or December 31, 2017.

Related Party Loans. As of September 30, 2018 and December 31, 2017, loans outstanding to directors, officers and their affiliates totaled $2.4 million and $2.7 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the nine months ended September 30, 2018	As of and for the year ended December 31, 2017
	(Dollars in thousands)
Beginning balance on January 1	$2,694	$4,493
New loans	5	175
Repayments and reclassified related loans	(289)	(1,974)
Ending balance	$2,410	$2,694

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

SEPTEMBER 30, 2018

(UNAUDITED)

With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for credit losses.

An aging analysis of past due loans, segregated by category of loan, is presented below:

	September 30, 2018
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$3,496	$710	$4,206	$869	$1,555,067	$1,560,142
Agriculture and agriculture real estate (includes farmland)	937	—	937	262	704,551	705,750
1-4 family (includes home equity) (1)	5,523	—	5,523	4,427	2,703,815	2,713,765
Commercial real estate (includes multi-family residential)	11,114	781	11,895	2,256	3,493,072	3,507,223
Commercial and industrial	7,479	888	8,367	5,517	1,510,970	1,524,854
Consumer and other	763	—	763	68	280,281	281,112
Total	$29,312	$2,379	$31,691	$13,399	$10,247,756	$10,292,846

	December 31, 2017
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$8,046	$588	$8,634	$583	$1,499,920	$1,509,137
Agriculture and agriculture real estate (includes farmland)	562	—	562	132	689,424	690,118
1-4 family (includes home equity) (1)	7,550	416	7,966	5,117	2,726,777	2,739,860
Commercial real estate (includes multi-family residential)	6,995	—	6,995	3,932	3,304,700	3,315,627
Commercial and industrial	17,728	—	17,728	15,277	1,446,905	1,479,910
Consumer and other	605	—	605	223	285,293	286,121
Total	$41,486	$1,004	$42,490	$25,264	$9,953,019	$10,020,773

(1) Includes $28.0 million and $31.4 million of residential mortgage loans held for sale at September 30, 2018 and December 31, 2017, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans (1)	$13,399	$25,264
Accruing loans 90 or more days past due	2,379	1,004
Total nonperforming loans	15,778	26,268
Repossessed assets	110	35
Other real estate	889	11,152
Total nonperforming assets	$16,777	$37,455

Nonperforming assets to total loans and other real estate	0.16%	0.37%

(1) Includes troubled debt restructurings of $115 thousand and $53 thousand as of September 30, 2018 and December 31, 2017, respectively.

The Company had $16.8 million in nonperforming assets at September 30, 2018 compared with $37.5 million at December 31, 2017. Nonperforming assets were 0.16% of total loans and other real estate at September 30, 2018 compared with 0.37% of total loans and other real estate at December 31, 2017.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.4 million and $2.3 million would have been recorded as income for the nine months ended September 30, 2018 and 2017, respectively. The Company had $13.4 million in nonaccrual loans at September 30, 2018 compared with $26.3 million at September 30, 2017.

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

PCI Loans.  The recorded investment in PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
PCI loans:
Outstanding balance	$14,005	$36,199
Discount	(4,445)	(14,215)
Recorded investment	$9,560	$21,984

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

Changes in the accretable yield for acquired PCI loans for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$3,969	$8,757	$8,121	$9,778
Reclassifications from nonaccretable	181	1,161	486	3,339
Accretion	(2,170)	(1,525)	(6,627)	(4,724)
Balance at September 30	$1,980	$8,393	$1,980	$8,393

Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

Non-PCI Loans. The recorded investment in Non-PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$578,659	$738,706
Discount	(16,124)	(20,533)
Recorded investment	$562,535	$718,173

Changes in the discount accretion for Non-PCI loans for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$17,431	$29,359	$20,533	$35,401
Accretion charge-offs	(20)	(1)	(30)	(18)
Accretion	(1,287)	(6,361)	(4,379)	(12,386)
Balance at September 30	$16,124	$22,997	$16,124	$22,997

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

SEPTEMBER 30, 2018

(UNAUDITED)

Impaired loans are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment presented in the tables below is reported on a year-to-date basis.

	September 30, 2018
	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$869	$872	$—	$726
Agriculture and agriculture real estate (includes farmland)	262	314	—	197
1-4 family (includes home equity)	3,749	4,438	—	3,834
Commercial real estate (includes multi-family residential)	2,111	2,204	—	2,167
Commercial and industrial	4,358	5,267	—	6,102
Consumer and other	68	117	—	145
Total	11,417	13,212	—	13,171

With an allowance recorded:
Construction, land development and other land loans	—	—	—	—
Agriculture and agriculture real estate (includes farmland)	—	—	—	—
1-4 family (includes home equity)	678	702	53	935
Commercial real estate (includes multi-family residential)	145	145	10	815
Commercial and industrial	1,148	1,164	500	3,650
Consumer and other	—	—	—	—
Total	1,971	2,011	563	5,400

Total:
Construction, land development and other land loans	869	872	—	726
Agriculture and agriculture real estate (includes farmland)	262	314	—	197
1-4 family (includes home equity)	4,427	5,140	53	4,769
Commercial real estate (includes multi-family residential)	2,256	2,349	10	2,982
Commercial and industrial	5,506	6,431	500	9,752
Consumer and other	68	117	—	145
	$13,388	$15,223	$563	$18,571

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

SEPTEMBER 30, 2018

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

The following table presents risk grades and PCI loans by category of loan at September 30, 2018. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$14,036	$—	$—	$57,205	$38,099	$109,340
Grade 2	1,172	3,915	22,775	23,317	11,608	54,962	117,749
Grade 3	1,481,261	605,201	2,600,060	3,004,815	1,133,199	167,029	8,991,565
Grade 4	63,012	68,965	64,584	434,175	228,376	16,290	875,402
Grade 5	5,029	11,839	12,627	21,484	61,292	2,979	115,250
Grade 6	8,158	1,157	5,216	16,860	27,516	1,685	60,592
Grade 7	869	262	4,372	2,256	4,780	68	12,607
Grade 8	—	—	55	—	726	—	781
Grade 9	—	—	—	—	—	—	—
PCI Loans (2)	641	375	4,076	4,316	152	—	9,560
Total	$1,560,142	$705,750	$2,713,765	$3,507,223	$1,524,854	$281,112	$10,292,846

(1) Includes $28.0 million of residential mortgage loans held for sale at September 30, 2018.

(2) Of the total PCI loans, $11 thousand were classified as substandard at September 30, 2018, with no specific reserves allocated to them.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Allowance for Credit Losses. The allowance for credit losses is a valuation established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of September 30, 2018 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

SEPTEMBER 30, 2018

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

In determining the amount of the general valuation allowance, management considers factors such as historical loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions, other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 450, “Contingencies.” Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. The Company uses this information to establish the amount of the general valuation allowance.  At September 30, 2018, the allowance for credit losses totaled $86.0 million or 0.84% of total loans, including acquired loans with discounts.  At December 31, 2017, the allowance for credit losses totaled $84.0 million or 0.84% of total loans, including acquired loans with discounts.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

The following table details activity in the allowance for credit losses by category of loan for the three and nine months ended September 30, 2018 and 2017.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance June 30, 2018	$14,450	$3,756	$13,353	$10,616	$41,454	$1,335	$84,964
Provision for credit losses	519	(158)	593	411	(17)	1,002	2,350
Charge-offs	—	(25)	(17)	—	(742)	(978)	(1,762)
Recoveries	1	138	6	10	85	204	444
Net charge-offs	1	113	(11)	10	(657)	(774)	(1,318)
Balance September 30, 2018	$14,970	$3,711	$13,935	$11,037	$40,780	$1,563	$85,996

Nine Months Ended
Balance December 31, 2017	$14,815	$3,772	$14,490	$10,628	$38,810	$1,526	$84,041
Provision for credit losses	276	(280)	(173)	1,887	11,690	1,950	15,350
Charge-offs	(130)	(25)	(403)	(1,489)	(10,112)	(2,889)	(15,048)
Recoveries	9	244	21	11	392	976	1,653
Net charge-offs	(121)	219	(382)	(1,478)	(9,720)	(1,913)	(13,395)
Balance September 30, 2018	$14,970	$3,711	$13,935	$11,037	$40,780	$1,563	$85,996

Allowance for credit losses:
Three Months Ended
Balance June 30, 2017	$14,516	$4,009	$14,442	$10,379	$38,998	$1,439	$83,783
Provision for credit losses	558	(16)	256	328	5,081	693	6,900
Charge-offs	—	(36)	(35)	—	(3,470)	(881)	(4,422)
Recoveries	2	36	23	3	245	242	551
Net charge-offs	2	-	(12)	3	(3,225)	(639)	(3,871)
Balance September 30, 2017	$15,076	$3,993	$14,686	$10,710	$40,854	$1,493	$86,812

Nine Months Ended
Balance December 31, 2016	$14,984	$4,073	$16,571	$12,256	$35,836	$1,606	$85,326
Provision for credit losses	(35)	(174)	(1,873)	(1,416)	14,269	1,554	12,325
Charge-offs	(9)	(53)	(157)	(133)	(10,113)	(2,486)	(12,951)
Recoveries	136	147	145	3	862	819	2,112
Net charge-offs	127	94	(12)	(130)	(9,251)	(1,667)	(10,839)
Balance September 30, 2017	$15,076	$3,993	$14,686	$10,710	$40,854	$1,493	$86,812

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

The following table details the amount of the allowance for credit losses allocated to each category of loan as of September 30, 2018, December 31, 2017 and September 30, 2017, on the basis of the impairment methodology used by the Company.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses related to:
September 30, 2018
Individually evaluated for impairment	$—	$—	$53	$10	$500	$—	$563
Collectively evaluated for impairment	14,970	3,711	13,882	11,027	40,280	1,563	85,433
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$14,970	$3,711	$13,935	$11,037	$40,780	$1,563	$85,996

December 31, 2017
Individually evaluated for impairment	$—	$—	$559	$366	$2,654	$—	$3,579
Collectively evaluated for impairment	14,815	3,772	13,931	10,262	36,156	1,526	80,462
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$14,815	$3,772	$14,490	$10,628	$38,810	$1,526	$84,041

September 30, 2017
Individually evaluated for impairment	$—	$—	$97	$193	$3,879	$—	$4,169
Collectively evaluated for impairment	15,076	3,993	14,589	10,517	36,975	1,493	82,643
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$15,076	$3,993	$14,686	$10,710	$40,854	$1,493	$86,812

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

The following table details the recorded investment in loans by category of loan on the basis of the impairment methodology used to determine the allowance for credit losses as of September 30, 2018, December 31, 2017 and September 30, 2017, excluding $28.0 million, $31.4 million and $25.5 million, respectively, of residential mortgage loans held for sale.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
September 30, 2018
Individually evaluated for impairment	$869	$262	$4,427	$2,256	$5,506	$68	$13,388
Collectively evaluated for impairment	1,558,632	705,113	2,677,237	3,500,651	1,519,196	281,044	10,241,873
PCI loans	641	375	4,076	4,316	152	—	9,560
Total loans evaluated for impairment	$1,560,142	$705,750	$2,685,740	$3,507,223	$1,524,854	$281,112	$10,264,821

December 31, 2017
Individually evaluated for impairment	$583	$132	$5,111	$3,708	$13,998	$222	$23,754
Collectively evaluated for impairment	1,507,685	689,605	2,698,796	3,298,801	1,462,860	285,899	9,943,646
PCI loans	869	381	4,564	13,118	3,052	—	21,984
Total loans evaluated for impairment	$1,509,137	$690,118	$2,708,471	$3,315,627	$1,479,910	$286,121	$9,989,384

September 30, 2017
Individually evaluated for impairment	$94	$141	$3,274	$2,171	$18,918	$95	$24,693
Collectively evaluated for impairment	1,452,463	691,993	2,699,713	3,278,645	1,450,364	264,531	9,837,709
PCI loans	978	382	4,667	14,185	3,115	—	23,327
Total loans evaluated for impairment	$1,453,535	$692,516	$2,707,654	$3,295,001	$1,472,397	$264,626	$9,885,729

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Under ASC Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring.  As of September 30, 2018 and 2017, the Company had $115 thousand and $4.4 million, respectively, in outstanding troubled debt restructurings. The following table presents information regarding the recorded investment of loans modified as troubled debt restructurings during the nine months ended September 30, 2018 and 2017.

	Nine Months Ended
	September 30,
	2018			2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate (includes farmland)	—	—	—	—	—	—
1-4 Family (includes home equity)	—	—	—	—	—	—
Commercial real estate (includes multi-family residential)	—	—	—	—	—	—
Commercial and industrial	2	198	72	3	8,656	4,338
Consumer and other	—	—	—	—	—	—
Total	2	$198	$72	3	$8,656	$4,338

For the nine months ended September 30, 2018, the Company added two loans totaling $198 thousand as new troubled debt restructurings, of which $72 thousand remained outstanding at September 30, 2018.  As of September 30, 2018, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. There were no charge-offs related to restructured loans recognized during the nine months ended September 30, 2018. For the nine months ended September 30, 2017, the Company added three loans totaling $8.7 million as new troubled debt restructurings, of which two loans totaling $4.3 million remained outstanding at September 30, 2017. During 2017, the Company recognized charge-offs totaling $4.3 million related to defaults as of September 30, 2017 on loans restructured during the first quarter of 2017.  The modifications generally related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans at the time of modification. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$1,162	$—	$1,162
Collateralized mortgage obligations	—	13,382	—	13,382
Mortgage-backed securities	—	79,195	—	79,195
Total	$—	$93,739	$—	$93,739

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$1,820	$—	$1,820
Collateralized mortgage obligations	—	100,061	—	100,061
Mortgage-backed securities	—	103,489	—	103,489
Other securities	12,500	—	—	12,500
Total	$12,500	$205,370	$—	$217,870

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment.  The Company had no additions to other real estate owned for the three months ended September 30, 2018. For the nine months ended September 30, 2018, the Company had additions to other real estate owned of $153 thousand, of which $147 thousand was outstanding as of September 30, 2018.  For the three and nine months ended September 30, 2018, the Company had additions to impaired loans of $1.7 million and $12.4 million, respectively, of which $1.7 million and $7.2 million, respectively, were outstanding as of September 30, 2018. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2018 and remained outstanding at September 30, 2018 were not significant.

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of September 30, 2018
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Assets	(Dollars in thousands)
Cash and due from banks	$293,831	$293,831	$—	$—	$293,831
Federal funds sold	639	639	—	—	639
Held to maturity securities	9,410,994	—	9,080,601	—	9,080,601
Loans held for sale	28,025	—	28,025	—	28,025
Loans held for investment, net of allowance	10,178,825	—	—	10,110,339	10,110,339
Other real estate owned	889	—	889	—	889

Liabilities
Deposits:
Noninterest-bearing	$5,700,242	$—	$5,700,242	$—	$5,700,242
Interest-bearing	11,033,522	—	11,004,085	—	11,004,085
Other borrowings	1,501,207	—	1,501,247	—	1,501,247
Securities sold under repurchase agreements	297,126	—	297,086	—	297,086

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the nine months ended September 30, 2018 and the year ended December 31, 2017 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2016	$1,900,845	$45,784
Less:
Amortization	—	(6,942)
Balance as of December 31, 2017	1,900,845	38,842
Less:
Amortization	—	(4,547)
Balance as of September 30, 2018	$1,900,845	$34,295

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of September 30, 2018, there was no impairment recorded on goodwill and core deposit intangibles.

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $1.5 million and $1.7 million for the three months ended September 30, 2018 and 2017, respectively, and $4.5 million and $5.3 million for the nine months ended September 30, 2018 and 2017, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of September 30, 2018 is as follows (dollars in thousands):

Remaining 2018	$1,412
2019	5,051
2020	4,483
2021	4,022
2022	3,664
Thereafter	15,663
Total	$34,295

8. STOCK–BASED COMPENSATION

At September 30, 2018, the Company had two stock-based employee compensation plans with awards outstanding. One of these plans has expired and therefore no additional awards may be issued under that plan.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. A total of 713,009 shares have been granted under the 2012 Plan as of September 30, 2018.

As of September 30, 2018 and 2017, all stock options have been exercised and there are no more options outstanding. The Company received $148 thousand from the exercise of all remaining stock options during the nine-month period ended September 30, 2017.  There was no tax benefit realized from option exercises of the stock-based payment arrangements during the nine-month period ended September 30, 2017.

Stock-based compensation expense related to restricted stock was $2.8 million and $1.7 million during the three months ended September 30, 2018 and 2017, respectively, and $7.9 million and $5.1 million during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $20.9 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.31 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2018 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its Federal Home Loan Bank (“FHLB”) notes payable and operating leases as of September 30, 2018 are summarized below. Payments for FHLB notes payable include interest of $144 thousand that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$1,500,462	$659	$125	$105	$1,501,351
Operating leases	4,613	6,514	3,515	3,958	18,600
Total	$1,505,075	$7,173	$3,640	$4,063	$1,519,951

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of September 30, 2018 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$57,577	$3,581	$1,690	$—	$62,848
Commitments to extend credit	989,234	436,844	165,408	938,999	2,530,485
Total	$1,046,811	$440,425	$167,098	$938,999	$2,593,333

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

10. OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,
	2018			2017
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain during period	$149	$(31)	$118	$(1,236)	$433	$(803)
Total securities available for sale	149	(31)	118	(1,236)	433	(803)
Total other comprehensive income (loss)	$149	$(31)	$118	$(1,236)	$433	$(803)

	Nine Months Ended September 30,
	2018			2017
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain during period	$729	$(153)	$576	$(536)	$188	$(348)
Total securities available for sale	729	(153)	576	(536)	188	(348)
Total other comprehensive income (loss)	$729	$(153)	$576	$(536)	$188	$(348)

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2018	$(113)	$(113)
Other comprehensive income	576	576
Balance at September 30, 2018	$463	$463

Balance at January 1, 2017	$1,411	$1,411
Other comprehensive loss	(348)	(348)
Balance at September 30, 2017	$1,063	$1,063

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

•	poor performance by external vendors;
•	the failure of analytical and forecasting models and tools used by the Company to estimate probable credit losses and to measure the fair value of financial instruments;
•	additional risks from new lines of businesses or new products and services;
•	claims or litigation related to intellectual property or fiduciary responsibilities;

•	the failure of the Company’s enterprise risk management framework to identify or address risks adequately;
•	a failure in or breach of operational or security systems of the Company’s infrastructure, or those of its third-party vendors and other service providers, including as a result of cyber attacks;
•	potential risk of environmental liability associated with lending activities;
•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and
•	other risks and uncertainties described in the Company’s Annual Report on Form 10-K or in the Company’s other reports and documents filed with the Securities and Exchange Commission.

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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank. The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of September 30, 2018, the Bank operated 242 full-service banking locations; with 65 in the Houston area, including The Woodlands; 29 in the South Texas area including Corpus Christi and Victoria; 33 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area.  The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $22.61 billion at September 30, 2018 compared with $22.59 billion at December 31, 2017, an increase of $25.3 million or 0.1%. Total loans were $10.29 billion at September 30, 2018 compared with $10.02 billion at December 31, 2017, an increase of $272.1 million or 2.7%. Total deposits were $16.73 billion at September 30, 2018 compared with $17.82 billion at December 31, 2017, a decrease of $1.09 billion or 6.1%. Total shareholders’ equity was $4.00 billion at September 30, 2018 compared with $3.82 billion at December 31, 2017, an increase of $171.5 million or 4.5%.

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

The Company had no intangible assets with indefinite useful lives at September 30, 2018.  Core deposit intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These core deposit intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2018, management does not believe any of its goodwill is impaired as of September 30, 2018 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at September 30, 2018 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

Fair Values of Financial Instruments—The Company determines the fair market values of financial instruments based on the fair value hierarchy established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. Level 1 inputs include quoted active market prices, where available. If such quoted market prices are not available Level 2 inputs are used. These inputs are based upon internally developed analytical tools that primarily use observable market-based parameters. Level 3 inputs are unobservable inputs which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

RESULTS OF OPERATIONS

Net income available to common shareholders was $82.5 million ($1.18 per common share on a diluted basis) for the quarter ended September 30, 2018 compared with $67.9 million ($0.98 per common share on a diluted basis) for the quarter ended September 30, 2017, an increase in net income of $14.6 million or 21.5%. The Company posted annualized returns on average common equity of 8.30% and 7.20%, annualized returns on average assets of 1.46% and 1.22% and efficiency ratios of 43.50% and 41.92% for the quarters ended September 30, 2018 and 2017, respectively. The efficiency ratio is calculated by dividing total non-interest expense by the sum of net interest income and non-interest income. Because the ratio is a measure of revenues and expenses resulting from our lending activities and fee-based banking services, net gains and losses on the sale of assets and securities are not included. Additionally, taxes are not part of this calculation.

For the nine months ended September 30, 2018, net income available to common shareholders was $238.5 million ($3.42 per common share on a diluted basis) compared with $205.0 million ($2.95 per common share on a diluted basis) for the same period in 2017, an increase in net income of $33.5 million or 16.3%. The Company posted annualized returns on average common equity of 8.11% and 7.34%, annualized returns on average assets of 1.41% and 1.22% and efficiency ratios of 43.88% and 42.42% for the nine months ended September 30, 2018 and 2017, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended September 30, 2018

Net interest income before the provision for credit losses was $157.3 million for the quarter ended September 30, 2018, an increase of $1.2 million or 0.8%, compared with $156.1 million for the same period in 2017. This change was primarily due to higher loan and investment yields and balances, partially offset by higher rates on interest-bearing liabilities and a decrease in loan discount accretion.

Interest income on loans was $128.6 million for the quarter ended September 30, 2018, an increase of $7.1 million or 5.8%, compared with $121.6 million for the same period in 2017. This increase was primarily due to higher loan yields and balances, partially offset by a decrease in loan discount accretion.

Interest income on securities was $55.7 million for the quarter ended September 30, 2018, an increase of $5.1 million or 10.1%, compared with $50.6 million for the same period in 2017. This increase was primarily due to higher investment yields.

Average interest-bearing liabilities were $12.93 billion for the quarter ended September 30, 2018, a decrease of $40.3 million or 0.3%, compared with $12.97 billion for the same period in 2017. The net interest margin on a tax-equivalent basis decreased from 3.22% for the quarter ended September 30, 2017 to 3.15% for the quarter ended September 30, 2018. This change was primarily due to a decrease in loan discount accretion of $4.4 million.

For the Nine Months Ended September 30, 2018

Net interest income before the provision for credit losses was $472.3 million for the nine months ended September 30, 2018, an increase of $11.5 million or 2.5%, compared with $460.8 million for the same period in 2017.  This change was primarily due to higher loan and investment yields and an increase in loan balances, partially offset by higher deposit rates and a decrease in loan discount accretion.

Interest income on loans was $373.3 million for the nine months ended September 30, 2018, an increase of $25.1 million or 7.2%, compared with $348.3 million for the same period in 2017. This increase was primarily due to higher loan yields and balances, partially offset by a decrease in loan discount accretion.

Interest income on securities was $165.7 million for the nine months ended September 30, 2018, an increase of $9.1 million or 5.8%, compared with $156.7 million for the same period in 2017. This was primarily due to higher investment yields.

Average interest-bearing liabilities were $13.00 billion for the nine months ended September 30, 2018, a decrease of $260.2 million or 2.0%, compared with $13.26 billion for the same period in 2017. The net interest margin on a tax-equivalent basis increased from 3.18% for the nine months ended September 30, 2017 to 3.20% for the nine months ended September 30, 2018. This change was primarily due to higher yields on interest-earning assets, partially offset by higher rates on interest-bearing liabilities and a decrease in loan discount accretion.

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

	Three Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$10,208,171	$128,645	5.00%	$9,888,922	$121,567	4.88%
Investment securities	9,647,744	55,705	2.29%	9,526,215	50,610	2.11%
Federal funds sold and other earning assets	67,974	326	1.90%	77,337	242	1.24%
Total interest-earning assets	19,923,889	184,676	3.68%	19,492,474	172,419	3.51%
Allowance for credit losses	(85,254)			(84,047)
Noninterest-earning assets	2,820,156			2,801,852
Total assets	$22,658,791			$22,210,279

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,676,452	$4,699	0.51%	$3,601,116	$3,003	0.33%
Savings and money market deposits	5,465,143	9,206	0.67%	5,658,569	5,259	0.37%
Certificates and other time deposits	2,055,652	5,303	1.02%	2,270,114	4,114	0.72%
Other borrowings	1,447,328	7,583	2.08%	1,099,583	3,540	1.28%
Securities sold under repurchase agreements	288,706	566	0.78%	344,177	356	0.41%
Total interest-bearing liabilities	12,933,281	27,357	0.84%	12,973,559	16,272	0.50%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,646,183			5,361,362
Other liabilities	102,092			102,046
Total liabilities	18,681,556			18,436,967
Shareholders' equity	3,977,235			3,773,312
Total liabilities and shareholders' equity	$22,658,791			$22,210,279

Net interest rate spread			2.84%			3.01%

Net interest income and margin (2) (3)		$157,319	3.13%		$156,147	3.18%

Net interest income and margin (tax equivalent) (4)		$158,198	3.15%		$158,087	3.22%

______________

(1) Annualized and based on average balances on an actual 365-day basis for the three months ended September 30, 2018 and 2017.

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

	Nine Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$10,081,649	$373,336	4.95%	$9,777,432	$348,252	4.76%
Investment securities	9,720,089	165,739	2.28%	9,735,912	156,679	2.15%
Federal funds sold and other earning assets	76,516	940	1.64%	80,651	585	0.97%
Total interest-earning assets	19,878,254	$540,015	3.63%	19,593,995	$505,516	3.45%
Allowance for credit losses	(83,853)			(84,391)
Noninterest-earning assets	2,817,700			2,838,422
Total assets	$22,612,101			$22,348,026

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,010,724	$14,745	0.49%	$3,826,963	$8,338	0.29%
Savings and money market deposits	5,428,577	21,157	0.52%	5,572,534	13,673	0.33%
Certificates and other time deposits	2,105,807	13,839	0.88%	2,310,777	11,714	0.68%
Other borrowings	1,152,909	16,602	1.93%	1,227,652	10,056	1.10%
Securities sold under repurchase agreements	305,297	1,327	0.58%	325,606	922	0.38%
Total interest-bearing liabilities	13,003,314	67,670	0.70%	13,263,532	44,703	0.45%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,601,370			5,264,649
Other liabilities	86,301			93,463
Total liabilities	18,690,985			18,621,644
Shareholders' equity	3,921,116			3,726,382
Total liabilities and shareholders' equity	$22,612,101			$22,348,026

Net interest rate spread			2.93%			3.00%

Net interest income and margin (2) (3)		$472,345	3.18%		$460,813	3.14%

Net interest income and margin (tax equivalent) (4)		$475,068	3.20%		$466,737	3.18%

____________

(1) Annualized and based on average balances on an actual 365-day basis for the nine months ended September 30, 2018 and 2017.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 vs. 2017			2018 vs. 2017
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$3,925	$3,153	$7,078	$10,836	$14,248	$25,084
Investment securities (1)	646	4,449	5,095	(255)	9,315	9,060
Federal funds sold and other earning assets	(29)	113	84	(30)	385	355
Total increase in interest income	4,542	7,715	12,257	10,551	23,948	34,499

Interest-Bearing Liabilities:
Interest-bearing demand deposits	63	1,633	1,696	400	6,007	6,407
Savings and money market deposits	(180)	4,127	3,947	(353)	7,837	7,484
Certificates and other time deposits (1)	(389)	1,578	1,189	(1,039)	3,164	2,125
Other borrowings	1,120	2,923	4,043	(612)	7,158	6,546
Securities sold under repurchase agreements	(57)	267	210	(58)	463	405
Total increase (decrease) in interest expense	557	10,528	11,085	(1,662)	24,629	22,967
Increase (decrease) in net interest income	$3,985	$(2,813)	$1,172	$12,213	$(681)	$11,532

(1) Includes impact of purchase accounting adjustments.

Provision for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss provisions when necessary. Provisions for credit losses are charged to income to bring the total allowance for credit losses to a level deemed appropriate by management of the Company based on such factors as historical credit loss experience, the amount of nonperforming loans and related collateral, the volume growth and composition of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the loan portfolio through the internal loan review process and other relevant factors.

Loans are charged off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.

The Company recorded a $2.4 million provision for credit losses for the quarter ended September 30, 2018 and a $6.9 million provision for credit losses for the quarter ended September 30, 2017. Net charge-offs were $1.3 million for the quarter ended September 30, 2018 compared with net charge-offs of $3.9 million for the quarter ended September 30, 2017.  The Company made a $15.4 million provision for credit losses for the nine months ended September 30, 2018 and a $12.3 million provision for credit losses for the nine months ended September 30, 2017.  Net charge-offs were $13.4 million for the nine months ended September 30, 2018 compared with $10.8 million for the nine months ended September 30, 2017. See "Financial Condition – Allowance for Credit Losses" below for more information.

Noninterest Income

The Company’s primary sources of recurring noninterest income are nonsufficient funds (“NSF”) fees, credit, debit and ATM card income and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its trust, mortgage and brokerage lines of business. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $30.6 million for the three months ended September 30, 2018 compared with $28.8 million for the same period in 2017, an increase of $1.8 million or 6.3%.  This change was primarily due to increases in trust income and other noninterest income. Noninterest income totaled $86.9 million for the nine months ended September 30, 2018 compared with $87.4 million for the same period in 2017, a decrease of $480 thousand or 0.5%.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$8,606	$8,350	$24,261	$24,244
Credit card, debit card and ATM card income	6,242	6,075	18,538	18,214
Service charges on deposit accounts	5,137	5,251	15,562	16,077
Trust income	2,692	2,040	7,671	6,466
Mortgage income	856	854	2,728	3,227
Brokerage income	784	461	2,096	1,376
Bank owned life insurance income	1,326	1,366	3,954	4,083
Net gain (loss) on sale of assets	4	62	(40)	(1,962)
Net (loss) gain on sale of securities	—	—	(13)	3,270
Other	4,977	4,350	12,176	12,418
Total noninterest income	$30,624	$28,809	$86,933	$87,413

Noninterest Expense

Noninterest expense totaled $81.8 million for the quarter ended September 30, 2018 compared with $77.5 million for the quarter ended September 30, 2017, an increase of $4.3 million or 5.5%. Noninterest expense totaled $245.4 million for the nine months ended September 30, 2018 compared with $232.0 million for the nine months ended September 30, 2017, an increase of $13.4 million or 5.8%.  The change during both periods was primarily due to an increase in salaries and benefits.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Salaries and employee benefits (1)	$51,906	$47,866	$155,665	$143,653
Non-staff expenses:
Net occupancy and equipment	5,808	5,691	17,109	16,654
Credit and debit card, data processing and software amortization	4,512	4,506	13,316	12,807
Regulatory assessments and FDIC insurance	3,347	3,455	10,497	10,552
Core deposit intangibles amortization	1,478	1,686	4,547	5,320
Depreciation	3,139	3,050	9,226	9,204
Communications (2)	2,442	2,618	7,628	7,984
Other real estate expense	217	(30)	521	112
Other	8,911	8,667	26,907	25,727
Total noninterest expense	$81,760	$77,509	$245,416	$232,013

(1) Includes stock-based compensation expense of $2.7 million and $1.7 million for the three months ended September 30, 2018 and 2017, respectively, and $7.9 million and $5.1 million for the nine months ended September 30, 2018 and 2017, respectively.

(2) Communications expense includes telephone, data circuits, postage and courier expenses.

Income Taxes

Income tax expense totaled $21.3 million for the three months ended September 30, 2018 compared with $32.6 million for the same period in 2017, a decrease of $11.3 million or 34.7%. Income tax expense totaled $60.0 million for the nine months ended September 30, 2018 compared with $98.9 million for the same period in 2017, a decrease of $38.8 million or 39.3%. The decrease during both periods was due to the Tax Cuts and Jobs Act, which became effective January 1, 2018.  The Company’s effective tax rate for the three months ended September 30, 2018 and 2017 was 20.5% and 32.5%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2018 and 2017 was 20.1% and 32.5%, respectively.

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

	September 30, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$28,025	$—	$—	$—	$28,025
Commercial and industrial	1,303,370	186,061	35,271	152	1,524,854
Real estate:
Construction, land development and other land loans	1,526,765	13,903	18,833	641	1,560,142
1-4 family residential (includes home equity)	2,440,473	69,182	172,009	4,076	2,685,740
Commercial real estate (includes multi-family residential)	2,936,667	289,374	276,866	4,316	3,507,223
Farmland	454,110	14,408	48,561	375	517,454
Agriculture	152,726	35,493	77	—	188,296
Consumer and other	249,253	20,941	10,918	—	281,112
Total loans held for investment	9,063,364	629,362	562,535	9,560	10,264,821
Total	$9,091,389	$629,362	$562,535	$9,560	$10,292,846

	December 31, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$31,389	$—	$—	$—	$31,389
Commercial and industrial	1,196,539	226,972	53,347	3,052	1,479,910
Real estate:
Construction, land development and other land loans	1,443,925	23,890	40,453	869	1,509,137
1-4 family residential (includes home equity)	2,412,531	74,362	217,014	4,564	2,708,471
Commercial real estate (includes multi-family residential)	2,650,333	317,905	334,271	13,118	3,315,627
Farmland	429,298	14,772	58,390	381	502,841
Agriculture	134,847	51,712	718	—	187,277
Consumer and other	244,044	28,097	13,980	—	286,121
Total loans held for investment	8,511,517	737,710	718,173	21,984	9,989,384
Total	$8,542,906	$737,710	$718,173	$21,984	$10,020,773

At September 30, 2018, total loans were $10.29 billion, an increase of $272.1 million or 2.7%, compared with $10.02 billion at December 31, 2017. Loans at September 30, 2018 included $28.0 million of loans held for sale compared with $31.4 million at December 31, 2017. At September 30, 2018, loans represented 45.5% of total assets compared with 44.4% of total assets at December 31, 2017.

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

Included in commercial and industrial loans are (1) commitments to oil and gas producers secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of September 30, 2018, oil and gas loans totaled $365.1 million or 3.5% of total loans, compared with total oil and gas loans of $300.5 million or 3.0% of total loans as of December 31, 2017. In addition, as of September 30, 2018, the Company had total unfunded commitments to oil and gas companies of $230.1 million compared with total unfunded commitments to oil and gas companies of $153.6 million as of December 31, 2017. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 20-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At September 30, 2018, approximately 42.6% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Nonperforming assets decreased $20.7 million, or 55.2%, to $16.8 million at September 30, 2018 compared with $37.5 million at December 31, 2017, of which $5.5 million and $17.4 million, respectively, were attributable to acquired loans. The decrease in nonperforming assets was primarily due to the sale of ORE property of $9.3 million and a decrease in commercial and industrial nonaccrual loans.

The following tables present information regarding nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated:

	September 30, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$9,653	$1,072	$2,663	$11	$13,399
Accruing loans 90 or more days past due	758	1,621	—	—	2,379
Total nonperforming loans	10,411	2,693	2,663	11	15,778
Repossessed assets	—	—	110	—	110
Other real estate	854	—	35	—	889
Total nonperforming assets	$11,265	$2,693	$2,808	$11	$16,777

Nonperforming assets to total loans and other real estate by category	0.12%	0.43%	0.50%	0.12%	0.16%

	December 31, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$8,040	$12,373	$3,341	$1,510	$25,264
Accruing loans 90 or more days past due	1,004	—	—	—	1,004
Total nonperforming loans	9,044	12,373	3,341	1,510	26,268
Repossessed assets	19	—	16	—	35
Other real estate	10,952	—	200	—	11,152
Total nonperforming assets	$20,015	$12,373	$3,557	$1,510	$37,455

Nonperforming assets to total loans and other real estate by category	0.23%	1.68%	0.50%	6.87%	0.37%

(1) Includes troubled debt restructurings of $115 thousand and $53 thousand as of September 30, 2018 and December 31, 2017, respectively.

Nonperforming assets were 0.16% of total loans and other real estate at September 30, 2018 compared with 0.37% of total loans and other real estate at December 31, 2017. The allowance for credit losses as a percentage of total nonperforming loans was 545.0% at September 30, 2018 and 319.9% at December 31, 2017.

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

	As of and for the Nine Months Ended September 30, 2018
	Legacy	Acquired
	Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$8,759,828	$1,321,821	$10,081,649
Gross loans outstanding at end of period	$9,091,389	$1,201,457	$10,292,846
Allowance for credit losses at beginning of period	$73,407	$10,634	$84,041
Provision for credit losses	16,777	(1,427)	15,350
Charge-offs:
Commercial and industrial	(8,758)	(1,354)	(10,112)
Real estate and agriculture	(1,658)	(389)	(2,047)
Consumer and other	(2,860)	(29)	(2,889)
Recoveries:
Commercial and industrial	122	270	392
Real estate and agriculture	276	9	285
Consumer and other	968	8	976
Net charge-offs	(11,910)	(1,485)	(13,395)
Allowance for credit losses at end of period	$78,274	$7,722	$85,996
Ratio of allowance to end of period loans	0.86%	0.64%	0.84%
Ratio of net charge-offs to average loans (annualized)	0.18%	0.15%	0.18%
Ratio of allowance to end of period nonperforming loans	751.8%	143.9%	545.0%

	As of and for the Nine Months Ended September 30, 2017
	Legacy	Acquired
	Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$8,061,284	$1,716,148	$9,777,432
Gross loans outstanding at end of period	$8,356,014	$1,555,188	$9,911,202
Allowance for credit losses at beginning of period	$73,846	$11,480	$85,326
Provision for credit losses	6,965	5,360	12,325
Charge-offs:
Commercial and industrial	(5,396)	(4,717)	(10,113)
Real estate and agriculture	(206)	(146)	(352)
Consumer and other	(2,456)	(30)	(2,486)
Recoveries:
Commercial and industrial	694	168	862
Real estate and agriculture	266	165	431
Consumer and other	790	29	819
Net charge-offs	(6,308)	(4,531)	(10,839)
Allowance for credit losses at end of period	$74,503	$12,309	$86,812
Ratio of allowance to end of period loans	0.89%	0.79%	0.88%
Ratio of net charge-offs to average loans (annualized)	0.10%	0.35%	0.15%
Ratio of allowance to end of period nonperforming loans	1,417.5%	47.4%	278.2%

The Company had gross charge-offs on legacy loans of $13.3 million during the nine months ended September 30, 2018. Partially offsetting these charge-offs were recoveries on legacy loans of $1.4 million. Gross charge-offs on acquired loans were $1.8 million during the nine months ended September 30, 2018. Partially offsetting these charge-offs were recoveries on acquired loans of $287 thousand. Total charge-offs for the nine months ended September 30, 2018 were $15.0 million, partially offset by total recoveries of $1.7 million.

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

	September 30, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$35,291	$5,489	$—	$—	$40,780	14.8%
Real estate	38,427	1,492	23	—	39,942	75.6%
Agriculture and agriculture real estate	3,015	696	—	—	3,711	6.9%
Consumer and other	1,541	22	—	—	1,563	2.7%
Total allowance for credit losses	$78,274	$7,699	$23	$—	$85,996	100.0%

	December 31, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$31,758	$7,052	$—	$—	$38,810	14.8%
Real estate	37,407	2,153	373	—	39,933	75.5%
Agriculture and agriculture real estate	2,746	1,026	—	—	3,772	6.9%
Consumer and other	1,496	30	—	—	1,526	2.8%
Total allowance for credit losses	$73,407	$10,261	$373	$—	$84,041	100.0%

At September 30, 2018, the allowance for credit losses totaled $86.0 million compared with $84.0 million at December 31, 2017, an increase of $2.0 million or 2.3%. The allowance for credit losses totaled 0.84% of total loans at September 30, 2018 and December 31, 2017.

At September 30, 2018, $78.3 million of the allowance was attributable to legacy loans compared with $73.4 million of the allowance at December 31, 2017, an increase of $4.9 million or 6.6%. This change was primarily attributable to an increase in legacy loans, partially offset by a decrease in specific reserves identified for loans with deteriorated credit quality. At September 30, 2018, $7.7 million of the allowance for credit losses was attributable to acquired legacy loans compared with $10.3 million of the allowance at December 31, 2017, a decrease of $2.6 million or 25.0%. This change was primarily attributable to a decrease in the acquired legacy loan balance and a decrease in specific reserves identified for loans with deteriorated credit quality. At September 30, 2018, $23 thousand of the allowance for credit losses was attributable to Non-PCI loans compared with $373 thousand of the allowance at December 31, 2017, a decrease of $350 thousand or 93.8%. This change was primarily attributable to a decrease in specific reserves identified for loans with deteriorated credit quality. At September 30, 2018 and December 31, 2017, there was no allowance for credit losses attributable to PCI loans.

At September 30, 2018, the Company had $20.6 million of total outstanding discounts on Non-PCI and PCI loans, of which $18.1 million was accretable.

The Company believes that the allowance for credit losses at September 30, 2018 is adequate to cover estimated losses in the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at September 30, 2018.

Securities

The carrying cost of securities totaled $9.50 billion at September 30, 2018 compared with $9.67 billion at December 31, 2017, a decrease of $167.4 million or 1.7%. At September 30, 2018, securities represented 42.0% of total assets compared with 42.8% of total assets at December 31, 2017.

The amortized cost and fair value of investment securities were as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,158	$4	$—	$1,162
Collateralized mortgage obligations	13,333	83	(34)	13,382
Mortgage-backed securities	78,661	628	(94)	79,195
Total	$93,152	$715	$(128)	$93,739
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$28,725	$—	$(139)	$28,586
States and political subdivisions	255,781	3,013	(662)	258,132
Collateralized mortgage obligations	539	—	(6)	533
Mortgage-backed securities	9,125,949	2,547	(335,146)	8,793,350
Total	$9,410,994	$5,560	$(335,953)	$9,080,601

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,817	$3	$—	$1,820
Collateralized mortgage obligations	99,996	122	(57)	100,061
Mortgage-backed securities	103,612	1,204	(1,327)	103,489
Other securities	12,588	13	(101)	12,500
Total	$218,013	$1,342	$(1,485)	$217,870
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$32,235	$150	$(5)	$32,380
States and political subdivisions	328,666	4,263	(807)	332,122
Collateralized mortgage obligations	653	2	(5)	650
Mortgage-backed securities	9,092,692	9,382	(143,744)	8,958,330
Total	$9,454,246	$13,797	$(144,561)	$9,323,482

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of September 30, 2018, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2018, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $16.73 billion at September 30, 2018 compared with $17.82 billion at December 31, 2017, a decrease of $1.09 billion or 6.1%. This change was primarily due to seasonality. At September 30, 2018, noninterest-bearing deposits totaled $5.70 billion compared with $5.62 billion at December 31, 2017, an increase of $76.9 million or 1.4%. Interest-bearing deposits totaled $11.03 billion at September 30, 2018 compared with $12.20 billion at December 31, 2017, a decrease of $1.16 billion or 9.5%.

Average deposits for the nine months ended September 30, 2018 were $17.15 billion, an increase of $171.6 million or 1.0%, compared with $16.97 billion for the nine months ended September 30, 2017. This change was primarily due to an increase in demand deposits. The ratio of average interest-bearing deposits to total average deposits was 67.3% during the first nine months of 2018 compared with 69.0% during the first nine months of 2017.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Nine Months Ended September 30,
	2018		2017
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$4,010,724	0.49%	$3,826,963	0.29%
Regular savings	2,301,072	0.36%	2,201,219	0.29%
Money market savings	3,127,505	0.64%	3,371,315	0.35%
Certificates, IRAs and other time deposits	2,105,807	0.88%	2,310,777	0.68%
Total interest-bearing deposits	11,545,108	0.58%	11,710,274	0.39%
Noninterest-bearing demand deposits	5,601,370		5,264,649
Total deposits	$17,146,478	0.39%	$16,974,923	0.27%

(1) Annualized and based on average balances on an actual 365-day basis for the nine months ended September 30, 2018 and 2017.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
FHLB advances	$1,500,000	$500,000
FHLB long-term notes payable	1,207	5,223
Total other borrowings	1,501,207	505,223
Securities sold under repurchase agreements	297,126	324,154
Total	$1,798,333	$829,377

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2018, the Company had total funds of $5.48 billion available under this agreement, of which $1.50 billion was outstanding. FHLB advances of $1.50 billion were outstanding at September 30, 2018, at a weighted average rate of 2.17%. Long-term notes payable were $1.2 million at September 30, 2018, with a weighted average rate of 4.77%. The maturity dates on the FHLB notes payable range from the years 2019 to 2027 and have interest rates ranging from 4.51% to 5.23%.

Securities sold under repurchase agreements— At September 30, 2018, the Company had $297.1 million in securities sold under repurchase agreements with banking customers compared with $324.2 million at December 31, 2017, a decrease of $27.0 million or 8.3%.  Repurchase agreements are generally settled on the following business day; however, approximately $8.9 million of the repurchase agreements outstanding at September 30, 2018 have maturity dates ranging from 6 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

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

As of September 30, 2018, the Company had outstanding $2.53 billion in commitments to extend credit and $62.8 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2018, the Company had cash and cash equivalents of $294.5 million compared with $392.3 million at December 31, 2017, a decrease of $97.8 million or 24.9%. The decrease was primarily due to the net decrease in interest-bearing deposits of $1.16 billion and the net increase in loans held for investment of $278.2 million, partially offset by the net proceeds from other short-term borrowings of $1.0 billion, net cash provided by operating activities of $226.2 million and net proceeds from available for sale securities of $124.3 million.

Share Repurchases

In January 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 5%, or approximately 3.47 million shares, of its outstanding common stock over a two-year period expiring on January 16, 2020, at the discretion of management. Repurchases under this program may be made from time to time in open market transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Shares of stock repurchased are held as authorized but unissued shares. The Company is not obligated to purchase any particular number of shares, and the Company may suspend, modify or terminate the program at any time and for any reason, without prior notice. No repurchases were made under this program during the nine-month period ended September 30, 2018.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2018 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB borrowings and operating leases as of September 30, 2018 are summarized below. Payments for FHLB borrowings include interest of $144 thousand that will be paid over the future periods.  Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$1,500,462	$659	$125	$105	$1,501,351
Operating leases	4,613	6,514	3,515	3,958	18,600
Total	$1,505,075	$7,173	$3,640	$4,063	$1,519,951

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of September 30, 2018 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$57,577	$3,581	$1,690	$—	$62,848
Commitments to extend credit	989,234	436,844	165,408	938,999	2,530,485
Total	$1,046,811	$440,425	$167,098	$938,999	$2,593,333

Capital Resources

Total shareholders’ equity was $4.00 billion at September 30, 2018 compared with $3.82 billion at December 31, 2017, an increase of $171.5 million or 4.5%. The increase was primarily the result of net income of $238.5 million, partially offset by dividends paid on common stock of $75.4 million for the nine months ended September 30, 2018.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of September 30, 2018, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of September 30, 2018:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer for 2018	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of September 30, 2018
The Company
CET1 capital (to risk weighted assets)	4.50%		6.375%	N/A	15.94%
Tier 1 capital (to risk weighted assets)	6.00%		7.875%	N/A	15.94%
Total capital (to risk weighted assets)	8.00%		9.875%	N/A	16.60%
Tier 1 capital (to average assets)	4.00%	(1)	4.000%	N/A	9.94%

The Bank
CET1 capital (to risk weighted assets)	4.50%		6.375%	6.50%	15.85%
Tier 1 capital (to risk weighted assets)	6.00%		7.875%	8.00%	15.85%
Total capital (to risk weighted assets)	8.00%		9.875%	10.00%	16.51%
Tier 1 capital (to average assets)	4.00%	(2)	4.000%	5.00%	9.88%

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2) The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 19, 2018)

4.1	Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Financial Data

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 11/07/18	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 11/07/18	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer