Form 10-K
period 2018-12-31
PROSPERITY BANCSHARES INC
filed 2019-02-27
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2018

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

The aggregate market value of the shares of common stock held by non-affiliates as of June 29, 2018, based on the closing price of the common stock on the New York Stock Exchange on June 29, 2018 was approximately $4.54 billion.

As of February 22, 2019, the number of outstanding shares of common stock was 69,846,825.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2019 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2018, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PROSPERITY BANCSHARES, INC.®

2018 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of December 31, 2018, the Bank operated 242 full service banking locations: 65 in the Houston area, including The Woodlands; 29 in the South Texas area, including Corpus Christi and Victoria; 33 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area, including Austin and San Antonio; 34 in the West Texas area, including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com.

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

In addition to internal growth, the Company completed the following acquisitions within the last ten years (through December 31, 2018):

Acquired Entity	Acquired Bank	Completion Date	Number of Banking Centers Acquired (1)
Banco Popular, NA (6 branches)	N/A	2008	5
1st Choice Bancorp	1st Choice Bank	2008	1
Franklin Bank (from FDIC, as receiver) (2)	N/A	2008	33
U.S. Bank (3 branches)	N/A	2010	3
First Bank (19 branches)	N/A	2010	15
Texas Bankers, Inc.	Bank of Texas	2012	2
The Bank Arlington	The Bank Arlington	2012	1
American State Financial Corporation	American State Bank	2012	37
Community National Bank	Community National Bank	2012	1
East Texas Financial Services, Inc.	Firstbank	2013	4
Coppermark Bancshares, Inc.	Coppermark Bank	2013	6
FVNB Corp.	First Victoria National Bank	2013	20
F&M Bancorporation Inc.	The F&M Bank & Trust Company	2014	11
Tradition Bancshares, Inc.	Tradition Bank	2016	7

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

As of December 31, 2018, the Company and the Bank had 3,036 full-time equivalent associates, 818 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be good. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Bank tailors its products to the specific needs of customers in a given market. At December 31, 2018, the Bank maintained approximately 581,800 separate deposit accounts including certificates of deposit and 50,800 separate loan accounts. At December 31, 2018, noninterest-bearing demand deposits were 32.8% of the Bank’s total deposits. For the year ended December 31, 2018, the Company’s average cost of funds was 0.52% and the Company’s average cost of deposits (excluding all borrowings) was 0.42%.

The Company has been an active real estate lender, with commercial real estate (including multifamily residential), 1-4 family residential and construction, land development and other land loans comprising 34.1%, 23.5% and 15.7%, respectively, of the Company’s total loans as of December 31, 2018. The Company also offers commercial loans, agricultural loans, loans for automobiles and other consumer durables, home equity loans, debit and credit cards, internet banking and other cash management services, mobile banking, trust and wealth management, retail brokerage services, mortgage banking services and automated telephone banking. The Company offers businesses a broad array of loan products including term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery; land development and interim construction loans for builders; and owner-occupied and non-owner occupied commercial real estate loans.

By offering certificates of deposit, interest checking accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products.

As of December 31, 2018, the Company maintains a trust department with total assets of $2.16 billion, including managed assets of $1.71 billion. The trust department provides trust services in the Company’s various market areas.

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

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its prudent approach to lending, the Company has emphasized both new and existing loan products, focusing on increasing its commercial real estate and commercial loan portfolios. During 2018, the Company’s total loans increased from $10.02 billion to $10.37 billion or 3.5%. Construction, land development and other land loans increased 7.5%, and represented 15.7% of the total loan portfolio as of December 31, 2018. Commercial real estate loans (including multifamily residential) increased 6.7%, and represented 34.1% of the total portfolio, as of December 31, 2018.

Maintain Sound Asset Quality. The Company continues to maintain the sound asset quality that has been representative of its historical loan portfolio. As the Company continues to diversify and increase its lending activities and acquire loans in acquisitions, it may face higher risks of nonpayment and increased risks in the event of prolonged economic downturns. The Company intends to continue to employ the strict underwriting guidelines and comprehensive loan review process that have contributed to its low incidence of nonperforming assets and its minimal charge-offs in relation to its size. Nonperforming assets were 0.18% of total loans and other real estate at December 31, 2018.

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

Stress Testing. Prior to the enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), institutions with average total consolidated assets greater than $10 billion, such as the Company and the Bank, were required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) to conduct an annual company-run stress test of capital and consolidated earnings and losses under scenarios provided by bank regulatory agencies. EGRRCPA changed the stress testing threshold from institutions with $10 billion in consolidated assets to institutions with $100 billion consolidated assets.  As a result, the Company and the Bank are no longer required to conduct the Company-run stress test.

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

The Basel III Capital Rules also require a capital conservation buffer, composed entirely of CET1 that is designed to absorb losses during periods of economic stress and has the effect of increasing the minimum required risk-weighted capital ratios, but has no effect on the leverage ratio. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The required phase-in buffer during 2018 was 1.875%.  The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The minimum capital ratios under the Basel III Capital Rule, including the capital conservation buffer, that were effective as of January 1, 2018 are (1) 6.375% CET1 to risk-weighted assets, (2) 7.875% Tier 1 capital to risk-weighted assets, (3) 9.875% total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets and (4) 4.0% Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”). As of December 31, 2018, the Company’s ratio of CET1 to risk-weighted assets was 16.32%, Tier 1 capital to risk-weighted assets was 16.32%, total capital to risk-weighted assets was 16.99% and Tier 1 capital to average quarterly assets was 10.23%.

Beginning January 1, 2019, the Basel III Capital Rules require the Company to maintain an additional capital conservation buffer of 2.5% CET1, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) total capital to risk-weighted assets of 10.5% and (4) a leverage ratio of 4.0%.

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

In addition, in June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses, Topic 326, Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), that will replace the current approach under generally accepted accounting principles (“GAAP”) for establishing allowances for credit losses, which generally considers only past events and current conditions, with a forward-looking methodology, known as CECL, that reflects the expected credit losses over the lives of financial assets, starting when such assets are first acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. The standard is expected to result in increases to allowance levels generally and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. The new accounting standard may also result in an adverse impact on the regulatory capital of banking institutions. In December 2018, the federal banking regulators issued a final rule that would provide an optional three-year phase in period for the day-one regulatory capital effects of the adoption of ASU 2016-13. The impact of this rule will depend on whether the Company elects to phase in the impact of the standard. The standard will be effective for the Company beginning in 2020. See “Notes to Consolidated Financial Statements—Note 1—Summary of Accounting Policies—Pending Accounting Pronouncements” for additional information about the standard.

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

One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. Neither the LCR rule (including proposed amendments to the rule) nor the proposed NSFR rule apply to U.S. banking organizations with less than $50 billion in total consolidated assets such as the Company and the Bank.

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

The Dodd-Frank Act established the CFPB, which has supervisory, examination and enforcement authority over depository institutions with total assets of $10 billion or greater and other providers of consumer financial products or services. The CFPB has broad rulemaking authority for a wide range of federal consumer financial laws, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB can issue cease-and-desist orders against banks and other entities that violate federal consumer financial laws and may also institute a civil action against an entity in violation of federal consumer financial laws in order to impose a civil penalty or injunction.

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

The FDIC’s risk-based capital guidelines generally require state banks to have minimum ratios of CET1 to risk-weighted assets of 4.5%, Tier 1 capital to total risk-weighted assets of 6.0% and total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2018, the Bank’s ratio of CET1 to risk-weighted assets was 16.24%, Tier 1 capital to total risk-weighted assets was 16.24% and its ratio of total capital to total risk-weighted assets was 16.90%.

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets. As of December 31, 2018, the Bank’s ratio of Tier 1 capital to average quarterly assets (leverage ratio) was 10.18%.

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

At December 31, 2018, the Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations in effect as of such date.

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

The FDIC’s DIF restoration plan was designed to ensure that the fund reserve ratio reached 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC updates its loss and income projections for the fund and, if needed, increases or decreases assessment rates, following notice-and-comment rulemaking, if required.

In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the initial assessment ranges for all institutions were adjusted downward such that the initial base deposit insurance assessment rate ranges from three to 30 basis points on an annualized basis (basis points representing cents per $100 of assessable assets). After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis. Further, in November 2018, the FDIC announced that the DIF reserve ratio had reached 1.36%. Since the DIF reserve ratio exceeded 1.35% required by the Dodd-Frank Act, the FDIC formally exited the DIF restoration plan. As a result, the quarterly surcharges on insured depository institutions with total consolidated assets of $10 billion or more, like the Bank, were suspended after the third quarter of 2018. However, no changes to the base assessment rates were made.

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

Anti-Money Laundering and Anti-Terrorism Legislation. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. The regulations also impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious financial, legal and reputational consequences for the institution and could block or substantially delay a merger or other acquisition transaction.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including substantial delay or blocking of a merger or other acquisition transaction.

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

The Company’s business depends on its ability to successfully measure and manage credit risk. As a lender, the Company is exposed to the risk that the principal of, or interest on, a loan will not be repaid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover the Company’s outstanding exposure. In addition, the Company is exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the United States, generally, or the Company’s market areas, specifically, experiences material disruption, the Company’s borrowers may experience difficulties in repaying their loans, the collateral the Company holds may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting their market for products and services and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property.

The Company’s risk management practices, such as monitoring the concentration of the Company’s loans within specific industries and the Company’s credit approval, review and administrative practices, may not adequately reduce credit risk, and the Company’s credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Many of the Company’s loans are made to small and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, the Company may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death. A failure to effectively measure and limit the credit risk associated with the Company’s loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that the Company significantly increase its allowance for credit losses, each of which could adversely affect the Company’s net income. As a result, the Company’s inability to successfully manage credit risk could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

In addition, in June 2016, the Financial Accounting Standards Board issued a new accounting standard, ASU 2016-13, that will replace the current approach under GAAP for establishing allowances for credit losses, which generally considers only past events and current conditions, with a forward-looking methodology, known as CECL, that reflects the expected credit losses over the lives of financial assets, starting when such assets are first acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. The standard is expected to result in increases to allowance levels generally and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. The standard will be effective for us beginning in 2020. See “Notes to Consolidated Financial Statements—Note 1—Summary of Accounting Policies—Pending Accounting Pronouncements” for additional information about the standard.

The Company’s profitability depends significantly on local economic conditions.

The Company’s success depends primarily on the general economic conditions of the primary markets in Texas and Oklahoma in which it operates and where its loans are concentrated. The local economic conditions in Texas and Oklahoma have a significant impact on the Company’s commercial, real estate and construction, land development and other land loans; the ability of its borrowers to repay their loans; and the value of the collateral securing these loans. Accordingly, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. In addition, due to the large number of oil and gas companies in the Company’s market areas, the volatility in oil prices may negatively impact economic conditions in these areas. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company could experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, an increase or decline in commodity prices, recession, weather extremes, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and could negatively affect the Company’s financial condition, results of operations and cash flows.

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

Acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

Acquisitions by financial institutions are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues the Company has, or may have, with regulatory agencies, including, without limitation, issues related to Bank Secrecy Act compliance, Community Reinvestment Act issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other similar laws and regulations. The Company may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of its inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

Negative publicity could damage the Company’s reputation and business.

Reputation risk, or the risk to earnings and capital from negative public opinion, is inherent in the Company’s business. Negative public opinion could adversely affect the Company’s ability to keep and attract customers and expose it to adverse legal and regulatory consequences. Negative public opinion could result from the Company’s actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally.

The Company’s dependence on loans secured by real estate subjects it to risks relating to fluctuations in the real estate market that could adversely affect its financial condition, results of operations and cash flows.

Approximately 81.1% of the Company’s total loans as of December 31, 2018 consisted of loans included in the real estate loan portfolio, with 39.3% in commercial real estate (including farmland and multifamily residential), 26.1% in residential real estate (including home equity) and 15.7% in construction, land development and other land loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for credit losses, which could adversely affect its financial condition, results of operations and cash flows.

The Company’s commercial real estate and commercial loans expose it to increased credit risks, and these risks will increase if the Company succeeds in increasing these types of loans.

The Company, while maintaining its conservative approach to lending, has emphasized both new and existing loan products, focusing on managing its commercial real estate (including farmland and multifamily residential) and commercial loan portfolios, and intends to continue to increase its lending activities and acquire loans in possible future acquisitions. As a result, commercial real estate and commercial loans as a proportion of its portfolio could increase. As of December 31, 2018, commercial real estate (including farmland and multifamily residential) and commercial loans totaled $5.57 billion. In general, commercial real estate loans and commercial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. These types of loans are also typically larger than residential real estate loans. Accordingly, the deterioration of one or several of these loans could cause a significant increase in nonperforming loans, which could result in a loss of earnings from these loans and an increase in the provision for credit losses and net charge-offs.

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

The Company may be adversely affected by weaknesses in the commercial real estate market.

As of December 31, 2018, commercial real estate loans (including multifamily residential) comprised approximately 34.1% of the Company’s loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than residential real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. The Company’s failure to have adequate risk management policies, procedures and controls could adversely affect its ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company relies on customer deposits as a significant source of funding, and its deposits may decrease in the future.

The Company relies on customer deposits as a significant source of funding. Competition among U.S. banks for customer deposits is intense, and may increase the cost of deposits or prevent new deposits, and may otherwise negatively affect the Company’s ability to grow its deposit base. The Company’s deposit accounts may decrease in the future, and any such decrease could have an adverse impact on its sources of funding, which impact could be material. Any changes the Company makes to the rates offered on its deposit products to remain competitive with other financial institutions may adversely affect its profitability and liquidity. The demand for the deposit products the Company offers may also be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products or the availability of competing products.

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2018, the Company’s goodwill totaled $1.90 billion. Although the Company has not recorded any such impairment charges since it initially recorded the goodwill, the Company’s future evaluations of goodwill could result in findings of impairment and related write-downs, which may have a material adverse effect on its financial condition and results of operations.

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

Such capital may not be available to the Company on acceptable terms or at all. Any occurrence that may limit the Company’s access to the capital markets, such as a decline in the confidence of investors, depositors of the Bank or counterparties participating in the capital markets, may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems, whether caused by physical damage, hackers, viruses or other malware, could jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure as well as result in failures or disruptions in the Company’s customer relationship management, general ledger, deposits, servicing or loan origination systems. While the Company maintains specific “cyber” insurance coverage, which the Company expects would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. In addition, cyber threat scenarios are inherently difficult to predict and can take many forms, some of which may not be covered under the Company’s cyber insurance coverage. Although the Company, with the help of third-party service providers, has and intends to continue to implement security technology and operational procedures to prevent such damage, these security measures may not entirely mitigate these risks. In addition, increases in cyber threats and the sophistication of bad actors, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms the Company and its third-party service providers use to protect client transaction data. The occurrence of any such failures, interruptions or security breaches could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

The Company’s business may be adversely affected by consolidations of technology vendors.

The Company relies on certain external vendors for core products and services. Consolidations among core vendors may have the effect of decreasing price competition that may lead to higher vendor costs and may also increase systemic risk from vendors that could affect the Company’s operations.

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

The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector during the several years prior to the implementation of such Act. Additional legislation and regulations or regulatory policies, including the EGRRCPA enacted in May 2018, and other changes in interpretation or implementation of statutes, regulations or policies, could significantly affect the Company’s powers, authority and operations, or the powers, authority and operations of the Bank in substantial and unpredictable ways. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. Government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. The exercise of this regulatory discretion and power could have a negative impact on the Company. Further, failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage. In some instances, directives issued to enforce such actions may be confidential and thus, in those instances, the Company would not be permitted to publicly disclose these actions. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The trading price for the Company’s common stock may fluctuate significantly in response to a variety of factors outside the Company’s control, including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding the Company and/or its competitors;

•	new technology used, or services offered, by competitors;

•	cybersecurity breaches;

•	actions by institutional shareholders;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations;

•	geopolitical conditions such as acts or threats of terrorism or military conflicts;

•	general market conditions, including real or anticipated changes in the strength of the Texas and Oklahoma economies; and

•	industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, oil price volatility or credit loss.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2018, the Company conducted business at 242 full-service banking centers. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe, in the Galleria area in Houston, Texas. The Company also owns or leases other facilities in which its banking centers are located as listed below by geographical market area. The expiration dates of the leases range from 2019 to 2032 and do not include renewal periods which may be available at the Company’s option.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2018:

Geographical Area	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2018
			(dollars in thousands)
Bryan/College Station area	16	—	$1,169,338
Houston area	65	13	5,615,482
Central Texas area	29	2	1,530,485
Dallas/Fort Worth area	33	6	1,645,199
East Texas area	22	—	776,706
West Texas area	34	6	2,398,128
South Texas area	29	2	2,633,150
Central Oklahoma area	6	1	634,214
Tulsa Oklahoma area	8	2	853,856
	242	32	$17,256,558
ITEM 3.	LEGAL PROCEEDINGS

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

Common Stock Information

The Company’s common stock is listed on the New York Stock Exchange under the symbol “PB.” As of February 22, 2019, there were 69,846,825 shares outstanding and 3,068 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

Dividends

Holders of common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. Although the Company has declared dividends on its common stock since 1994, and paid quarterly dividends aggregating $1.49 per share for 2018 and $1.38 per share for 2017, the Company could discontinue payment of dividends in the future. Future dividends on the common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the Board of Directors of the Company.

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

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter) for the Company’s last two fiscal years were as follows:

	2018	2017
Fourth Quarter	$0.41	$0.36
Third Quarter	0.36	0.34
Second Quarter	0.36	0.34
First Quarter	0.36	0.34

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2018, the Company had restricted stock issued under its 2004 and 2012 stock incentive plans, both of which were approved by the Company’s shareholders. The following table provides information as of December 31, 2018 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	528,152	(1)
Equity compensation plans not approved by security holders	—	—	—
	—	$—	528,152

(1)	All of these awards are available under the Company’s 2012 Stock Incentive Plan. The Company’s other stock award plans have expired, and no new awards may be issued thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table details the Company's repurchases of shares of its common stock during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)
October 1 - October 31, 2018	—	$—	—	3,474,496
November 1 - November 30, 2018	—	—	—	3,474,496
December 1 - December 31, 2018	—	—	—	3,474,496
Total	—	$—	—

(1)

On January 19, 2018, the Company announced a stock repurchase program that authorized the repurchase of up to 5%, or approximately 3.47 million shares, of the Company’s outstanding common stock over a two-year period expiring on January 16, 2020, at the discretion of management.  Under the stock repurchase program, the Company could repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. No purchases were made under this program during the year ended December 31, 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” for additional information.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2013 to December 31, 2018, with the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2013 in the Company’s common stock, the S&P 500 Total Return Index and the Nasdaq Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Prosperity Bancshares, Inc., the S&P 500 Index, and the NASDAQ Bank Index

*	$100 invested on 12/31/13 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/13	12/14	12/15	12/16	12/17	12/18
Prosperity Bancshares, Inc.	$100.00	$88.79	$78.41	$120.36	$119.93	$108.90
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
NASDAQ Bank	100.00	104.89	113.29	155.71	164.24	136.99

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company for, and as of the end of, each of the years in the five-year period ended December 31, 2018, is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2018	2017	2016(1)	2015	2014(1)
	(In thousands, except per share data)
Income Statement Data:
Interest income	$727,209	$677,355	$675,779	$669,701	$714,795
Interest expense	97,616	60,492	43,159	39,191	43,641
Net interest income	629,593	616,863	632,620	630,510	671,154
Provision for credit losses	16,350	14,325	24,000	7,560	18,275
Net interest income after provision for credit losses	613,243	602,538	608,620	622,950	652,879
Noninterest income	116,012	116,633	118,425	120,781	120,832
Noninterest expense	326,220	313,101	318,387	313,536	327,962
Income before taxes	403,035	406,070	408,658	430,195	445,749
Provision for income taxes	81,223	133,905	134,192	143,549	148,308
Net income	$321,812	$272,165	$274,466	$286,646	$297,441
Per Share Data:
Basic earnings per share	$4.61	$3.92	$3.94	$4.09	$4.32
Diluted earnings per share	4.61	3.92	3.94	4.09	4.32
Book value per share	58.02	55.03	52.41	49.45	46.50
Cash dividends declared per share	1.4900	1.3800	1.2400	1.1175	0.9925
Dividend payout ratio	32.33%	35.23%	31.42%	27.30%	22.99%
Weighted average shares outstanding (basic)	69,821	69,484	69,674	70,033	68,855
Weighted average shares outstanding (diluted)	69,821	69,484	69,680	70,049	68,911
Shares outstanding at end of period	69,847	69,491	69,491	70,022	69,780
Balance Sheet Data (at period end):
Total assets	$22,693,402	$22,587,292	$22,331,072	$22,037,216	$21,507,733
Securities	9,408,966	9,672,116	9,726,086	9,502,427	9,045,776
Loans	10,370,313	10,020,773	9,622,060	9,438,589	9,244,183
Allowance for credit losses	86,440	84,041	85,326	81,384	80,762
Total goodwill and intangibles	1,933,728	1,939,687	1,946,629	1,918,244	1,933,138
Other real estate owned	1,805	11,152	15,463	2,963	3,237
Total deposits	17,256,558	17,821,460	17,307,302	17,681,119	17,693,158
Federal funds purchased and other borrowings	1,031,126	505,223	990,781	491,399	8,724
Junior subordinated debentures	—	—	—	—	167,531
Total shareholders’ equity	4,052,824	3,824,154	3,642,311	3,462,910	3,244,826

(Table continued on the next page)

	As of and for the Years Ended December 31,
	2018		2017		2016(1)		2015		2014(1)
	(In thousands, except per share data)
Average Balance Sheet Data:
Total assets	$22,632,745		$22,340,201		$21,880,762		$21,618,604		$20,596,929
Securities	9,664,404		9,681,763		9,401,669		9,541,443		8,723,011
Loans	10,141,625		9,822,225		9,629,714		9,200,765		8,988,069
Allowance for credit losses	84,511		84,410		84,189		80,894		72,714
Total goodwill and intangibles	1,936,639		1,942,999		1,947,979		1,934,099		1,853,350
Total deposits	17,106,500		17,015,372		17,348,387		17,157,864		16,690,344
Junior subordinated debentures	—		—		2,081		29,443		154,902
Total shareholders’ equity	3,947,833		3,750,727		3,566,931		3,368,788		3,080,324
Performance Ratios:
Return on average assets	1.42%		1.22%		1.25%		1.33%		1.44%
Return on average common equity	8.15%		7.26%		7.69%		8.51%		9.66%
Net interest margin (tax equivalent)	3.18%		3.19%		3.35%		3.38%		3.80%
Efficiency ratio(2)	43.71%		42.76%		42.50%		41.87%		41.81%
Asset Quality Ratios(3):
Nonperforming assets to total loans and other real estate	0.18%		0.37%		0.50%		0.46%		0.40%
Net charge-offs to average loans	0.14%		0.16%		0.21%		0.08%		0.05%
Allowance for credit losses to total loans	0.83%		0.84%		0.89%		0.86%		0.87%
Allowance for credit losses to nonperforming loans(4)	504.0%		319.9%		261.8%		201.8%		240.3%
Capital Ratios(3):
Leverage ratio	10.23%	(6)	9.31%	(6)	8.68%	(6)	7.97%	(6)	7.69%
Average shareholders’ equity to average total assets	17.44%		16.79%		16.30%		15.58%		14.96%
CET1 capital ratio(5)	16.32%	(6)	15.08%	(6)	14.48%	(6)	13.55%	(6)	N/A
Tier 1 risk-based capital ratio	16.32%	(6)	15.08%	(6)	14.48%	(6)	13.55%	(6)	13.80%
Total risk-based capital ratio	16.99%	(6)	15.74%	(6)	15.20%	(6)	14.25%	(6)	14.56%

(1)	The Company completed one acquisition during the twelve-month periods ended December 31, 2016 and 2014.
(2)

Represents a non-GAAP financial measure. Calculated by dividing total noninterest expense, excluding credit loss provision, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation. See “Management’s Discussion and Analysis of Financial Consolidation and Results of Operations—Results of Operations—Efficiency Ratio” on page 36 for calculation methodology and details.

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

•

the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	poor performance by external vendors;
•	the cost and effects of a failure, interruption, or breach of security of our systems;

•	the failure of analytical and forecasting models and tools used by the Company to estimate probable credit losses and to measure the fair value of financial instruments;
•	additional risks from new lines of businesses or new products and services;
•	claims or litigation related to intellectual property or fiduciary responsibilities;
•	the failure of the Company’s enterprise risk management framework to identify or address risks adequately;
•	a failure in or breach of operational or security systems of the Company’s infrastructure, or those of its third-party vendors and other service providers, including as a result of cyber attacks;
•	potential risk of environmental liability associated with lending activities;
•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and
•	other risks and uncertainties described in this Annual Report on Form 10-K or in the Company’s other reports and documents filed with the Securities and Exchange Commission.

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

Net income was $321.8 million, $272.2 million and $274.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, and diluted earnings per share were $4.61, $3.92 and $3.94, respectively, for these same periods. The change in net income during 2018 was principally due to lower corporate tax rates and an increase in interest income, partially offset by an increase in interest expense. The change in net income during 2017 was principally due to an increase in interest expense and a decrease in loan discount accretion. The Company posted returns on average assets of 1.42%, 1.22% and 1.25% and returns on average common equity of 8.15%, 7.26% and 7.69% for the years ended December 31, 2018, 2017 and 2016, respectively. The Company’s efficiency ratio was 43.71% in 2018, 42.76% in 2017 and 42.50% in 2016. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale of assets and securities are not included. Additionally, taxes are not part of this calculation.

Total assets at December 31, 2018 and 2017 were $22.69 billion and $22.59 billion, respectively. Total deposits were $17.26 billion at December 31, 2018, a decrease of $564.9 million or 3.2% compared with $17.82 billion at December 31, 2017. Total loans were $10.37 billion at December 31, 2018, an increase of $349.5 million or 3.5% compared with $10.02 billion at December 31, 2017. At December 31, 2018, the Company had $17.2 million in nonperforming loans, and its allowance for credit losses was $86.4 million compared with $26.3 million in nonperforming loans and an allowance for credit losses of $84.0 million at December 31, 2017. Shareholders’ equity was $4.05 billion  and $3.82 billion at December 31, 2018 and 2017, respectively.

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit is below the carrying value of its equity. Under Accounting Standards Codification (“ASC”) Topic 350-20, “Intangibles—Goodwill and Other—Goodwill,” companies have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment. An entity has an unconditional option to bypass the qualitative assessment described in the following paragraph for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The Company currently utilizes a qualitative assessment for its annual goodwill impairment analysis.

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

The Company had no intangible assets with indefinite useful lives at December 31, 2018. Core deposit intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These core deposit intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2018, management does not believe any of its goodwill is impaired as of December 31, 2018, because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at December 31, 2018, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

2018 versus 2017. Net interest income before the provision for credit losses for 2018 was $629.6 million compared with $616.9 million for 2017, an increase of $12.7 million or 2.1%. The increase in net interest income was primarily due to higher yields on interest-earning assets and an increase in average loans, partially offset by higher rates on deposits and other borrowings. Additionally, net interest income was impacted by a decrease in loan discount accretion. Interest income was $727.2 million in 2018, an increase of $49.9 million or 7.4% compared with 2017. Interest income on loans was $504.0 million for 2018, an increase of $35.6 million or 7.6% compared with 2017. This was primarily due to higher loan yields and an increase in average loans of $319.4 million or 3.3%, partially offset by a decrease in loan discount accretion of $8.0 million. The Company had $17.7 million of total outstanding discounts on purchased loans, of which $16.4 million was accretable at December 31, 2018. Interest income on securities was $221.9 million during 2018, an increase of $13.7 million or 6.6% compared with 2017 due primarily to higher yields on securities. Average interest-bearing liabilities decreased $194.0 million or 1.5% during 2018 compared with 2017. The average rate on interest-bearing liabilities increased from 0.46% to 0.75% during the same time period, resulting in an increase in interest expense of $37.1 million. The total cost of funds increased to 0.52% during 2018 from 0.33% during 2017.

Net interest margin, defined as net interest income divided by average interest-earning assets, on a tax equivalent basis, was 3.18% for 2018, a decrease of 1 basis point compared with 3.19% for 2017.

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

	Years Ended December 31,
	2018			2017			2016
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$10,141,625	$503,963	4.97%	$9,822,225	$468,338	4.77%	$9,629,714	$475,059	4.93%
Investment securities	9,664,404	221,909	2.30%	9,681,763	208,189	2.15%	9,401,669	200,375	2.13%
Federal funds sold and other earning assets	82,521	1,337	1.62%	83,324	828	0.99%	81,804	345	0.42%
Total interest-earning assets	19,888,550	727,209	3.66%	19,587,312	677,355	3.46%	19,113,187	675,779	3.54%
Allowance for credit losses	(84,511)			(84,410)			(84,189)
Noninterest-earning assets	2,828,706			2,837,299			2,851,764
Total assets	$22,632,745			$22,340,201			$21,880,762
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,937,479	$20,072	0.51%	$3,816,996	$11,703	0.31%	$4,066,799	$9,843	0.24%
Savings and money market deposits	5,417,014	30,999	0.57%	5,561,853	18,705	0.34%	5,658,441	15,016	0.27%
Certificates and other time deposits	2,101,287	20,313	0.97%	2,289,296	15,904	0.69%	2,505,526	14,266	0.57%
Federal funds purchased and other borrowings	1,189,459	24,241	2.04%	1,142,897	12,908	1.13%	524,492	3,065	0.58%
Securities sold under repurchase agreements	300,429	1,991	0.66%	328,652	1,272	0.39%	319,551	932	0.29%
Junior subordinated debentures	—	—	—	—	—	—	2,081	37	1.78%
Total interest-bearing liabilities	12,945,668	97,616	0.75%	13,139,694	60,492	0.46%	13,076,890	43,159	0.33%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,650,720			5,347,227			5,117,621
Other liabilities	88,524			102,553			119,320
Total liabilities	18,684,912			18,589,474			18,313,831
Shareholders' equity	3,947,833			3,750,727			3,566,931
Total liabilities and shareholders' equity	$22,632,745			$22,340,201			$21,880,762
Net interest rate spread			2.91%			3.00%			3.21%
Net interest income and margin (1)		$629,593	3.17%		$616,863	3.15%		$632,620	3.31%
Net interest income and margin (tax equivalent) (2)		$633,208	3.18%		$624,707	3.19%		$640,285	3.35%

(1) The net interest margin is equal to net interest income divided by average interest-earning assets.

(2) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax equivalent adjustment has been computed using a federal income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 and other applicable effective tax rates.

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

	Years Ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans	$15,229	$20,396	$35,625	$9,497	$(16,218)	$(6,721)
Securities	(373)	14,093	13,720	5,970	1,844	7,814
Federal funds sold and other temporary investments	(8)	517	509	6	477	483
Total increase (decrease) in interest income	14,848	35,006	49,854	15,473	(13,897)	1,576
Interest-Bearing liabilities:
Interest-bearing demand deposits	369	8,000	8,369	(605)	2,465	1,860
Savings and money market accounts	(487)	12,781	12,294	(256)	3,945	3,689
Certificates of deposit	(1,306)	5,715	4,409	(1,231)	2,869	1,638
Other borrowings	526	10,807	11,333	3,613	6,230	9,843
Securities sold under repurchase agreements	(109)	828	719	27	313	340
Junior subordinated debentures	—	—	—	(37)	—	(37)
Total (decrease) increase in interest expense	(1,007)	38,131	37,124	1,511	15,822	17,333
Increase (decrease) in net interest income	$15,855	$(3,125)	$12,730	$13,962	$(29,719)	$(15,757)

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses.” The allowance for credit losses at December 31, 2018 was $86.4 million, representing 0.83% of total loans as of such date. Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given defaults and recovery rates, with no carryover of any existing allowance for credit losses. The provision for credit losses for the year ended December 31, 2018 was $16.4 million compared with $14.3 million for the year ended December 31, 2017 and $24.0 million for the year ended December 31, 2016. Net charge-offs for the years ended December 31, 2018, 2017 and 2016 were $14.0 million, $15.6 million and $20.1 million, respectively.

Noninterest Income

The Company’s primary sources of recurring noninterest income are nonsufficient funds (“NSF”) fees, credit, debit and ATM card income, and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its various additional products and services, including trust services, mortgage lending, brokerage and independent sales organization sponsorship operations. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method. For the year ended December 31, 2018, noninterest income totaled $116.0 million, a decrease of $621 thousand or 0.5% compared with 2017. The decrease was primarily due to the gain on sale of securities during 2017, partially offset by a lower net loss on sale of assets during 2018.

For the year ended December 31, 2017, noninterest income totaled $116.6 million, a decrease of $1.8 million or 1.5% compared with 2016. The decrease was primarily due to the net loss on sale of assets and decreases in mortgage and brokerage income, partially offset by a gain on sale of securities and an increase in service charges on deposit accounts.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Nonsufficient funds fees	$33,163	$32,354	$33,536
Credit card, debit card and ATM card income	25,046	24,425	23,561
Service charges on deposit accounts	20,652	21,327	18,832
Trust income	10,178	9,200	8,120
Mortgage income	3,355	4,053	7,076
Brokerage income	2,617	1,950	4,571
Bank owned life insurance income	5,284	5,430	5,663
Net (loss) gain on sale of assets	(755)	(1,921)	1,864
Net (loss) gain on sale of securities	(13)	3,270	—
Other	16,485	16,545	15,202
Total noninterest income	$116,012	$116,633	$118,425

Noninterest Expense

For the year ended December 31, 2018, noninterest expense totaled $326.2 million, an increase of $13.1 million or 4.2% compared with 2017. This increase was primarily due to higher salaries and benefits.

For the year ended December 31, 2017, noninterest expense totaled $313.1 million, a decrease of $5.3 million or 1.7% compared with 2016. This decrease was primarily due to decreases in salaries and benefits and amortization of core deposit intangibles, partially offset by the write-down of other real estate.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Salaries and employee benefits(1)	$207,517	$192,409	$197,897
Non-staff expenses:
Net occupancy and equipment	22,760	22,402	23,058
Credit and debit card, data processing and software amortization	17,790	17,230	17,050
Regulatory assessments and FDIC insurance	13,261	14,311	12,735
Core deposit intangibles amortization	5,959	6,942	9,200
Depreciation	12,365	12,215	13,094
Communications(2)	10,032	10,592	11,561
Other real estate expense(3)	722	3,271	514
Other	35,814	33,729	33,278
Total noninterest expense	$326,220	$313,101	$318,387

(1)	Total salaries and employee benefits include $10.5 million, $6.9 million and $9.5 million in 2018, 2017 and 2016, respectively, in stock-based compensation expense.
(2)	Communications expense includes telephone, data circuits, postage, and courier expenses.
(3)	Other real estate expense is net of rental income and gains and losses on sales of real estate.

Salaries and Employee Benefits. Salaries and employee benefits were $207.5 million for the year ended December 31, 2018, an increase of $15.1 million or 7.9% compared with 2017. This change was primarily due to an increase in compensation for all associates following the enactment of the Tax Cuts and Jobs Act and an increase in stock based compensation expense. Salaries and employee benefits were $192.4 million for the year ended December 31, 2017, a decrease of $5.5 million or 2.8% compared with 2016. This change was primarily due to a decrease in stock based compensation expense and commissions. The number of full-time equivalent associates employed by the Company were 3,036, 3,017 and 3,035 at December 31, 2018, 2017 and 2016, respectively. Total salaries and benefits for the year ended December 31, 2018 include $10.5 million in stock‑based compensation expense compared with $6.9 million and $9.5 million recorded for the years ended December 31, 2017 and 2016, respectively.

Net Occupancy and Equipment: Net occupancy and equipment expense was $22.8 million for the year ended December 31, 2018, an increase of $358 thousand or 1.6%, compared with 2017. Net occupancy and equipment expense was $22.4 million for the year ended December 31, 2017, a decrease of $656 thousand or 2.8%, compared with $23.1 million for the year ended December 31, 2016.

Credit and Debit Card, Data Processing and Software Amortization. Credit and Debit card, data processing and software amortization expenses were $17.8 million for the year ended December 31, 2018, an increase of $560 thousand or 3.3% compared with 2017. Credit and Debit card, data processing and software amortization expenses were $17.2 million for the year ended December 31, 2017, an increase of $180 thousand or 1.1% compared with 2016.

Regulatory Assessments and FDIC Insurance. Regulatory assessments and FDIC insurance assessments were $13.3 million for the year ended December 31, 2018, a decrease of $1.1 million or 7.3%, compared with $14.3 million for the year ended December 31, 2017. This decrease was primarily due to the elimination of the FDIC temporary surcharge imposed on large banks by the Dodd‑Frank Act. Assessments for the year ended December 31, 2017 increased $1.6 million or 12.4% to $14.3 million compared with $12.7 million for the year ended December 31, 2016.

Core Deposit Intangibles Amortization. Core deposit intangibles (“CDI”) amortization was $6.0 million for the year ended December 31, 2018, a decrease of $983 thousand or 14.2% compared with $6.9 million for the year ended December 31, 2017. This change was primarily due certain intangible assets that fully amortized during 2018. CDI amortization decreased $2.3 million or 24.5% to $6.9 million at December 31, 2017, compared with $9.2 million for the year ended December 31, 2016. This change was primarily due to certain intangible assets that fully amortized during 2017. CDI are being amortized on a non-pro rata basis over an estimated life of 10 to 15 years.

Other Real Estate. Other real estate expense was $722 thousand for the year ended December 31, 2018, a decrease of $2.5 million or 77.9%, compared with $3.3 million for the year ended December 31, 2017. This change was primarily due to the write-down of other real estate during 2017. Other real estate expense increased $2.8 million or 536.4% to $3.3 million for the year ended December 31, 2017, compared with $514 thousand for the year ended December 31, 2016. This change was primarily due to the write-down of other real estate.

Efficiency Ratio

The Company’s efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not calculated based on GAAP. A GAAP-based efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions, by net interest income plus total noninterest income, as shown in the Consolidated Statements of Income. The Company’s efficiency ratio, as calculated and used by the Company, excludes from noninterest income the net gains and losses on the sale of securities and assets, which can vary widely from period to period.  Taxes are not included in either calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio calculated pursuant to GAAP was 43.75% for the year ended December 31, 2018 compared with 42.69% for the year ended December 31, 2017 and 42.39% for the year ended December 31, 2016. The efficiency ratio, excluding net gains and losses on the sale of securities and assets, was 43.71% for the year ended December 31, 2018, compared with 42.76% for the year ended December 31, 2017 and 42.50% for the year ended December 31, 2016.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. As a result of the Tax Cuts and Jobs Act enacted in December 2017, the Company recorded a one-time non-cash charge of $1.4 million to income tax expense to account for the future impact of lower corporate tax rates and lost deductions on deferred tax assets and liabilities as of December 31, 2017.

Income tax expense was $81.2 million for the year ended December 31, 2018, a decrease of $52.7 million or 39.3% compared with $133.9 million for the year ended December 31, 2017. The decrease was primarily attributable to the reduction in corporate tax rates by the Tax Cuts and Jobs Act. Income tax expense decreased $287 thousand or 0.2% for the year ended December 31, 2017, compared with $134.2 million for the year ended December 31, 2016. The decrease was primarily attributable to lower pre-tax net earnings, partially offset by the one-time non-cash charge related to the Tax Cuts and Jobs Act. The effective tax rate for the years ended December 31, 2018, 2017 and 2016 was 20.2%, 33.0% and 32.8%, respectively. The effective income tax rates differed from the U.S. statutory rate of 21% during 2018 and 35% during 2017 and 2016 primarily due to the effect of tax-exempt income from loans and securities.

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

Financial Condition

Loan Portfolio

At December 31, 2018, total loans were $10.37 billion, an increase of $349.5 million or 3.5%, compared with $10.02 billion at December 31, 2017. Loans at December 31, 2018 included $29.4 million of loans held for sale. At December 31, 2018, total loans were 60.1% of deposits and 45.7% of total assets. At December 31, 2017, total loans were $10.02 billion, an increase of $398.7 million or 4.1%, compared with $9.62 billion at December 31, 2016. Loans at December 31, 2017 included $31.4 million of loans held for sale.

The following table summarizes the Company’s total loan portfolio by type of loan as of the dates indicated:

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$1,483,571	14.3%	$1,479,910	14.8%	$1,539,439	16.0%	$1,692,246	17.9%	$1,806,267	19.5%
Real estate:
Construction, land development and other land loans	1,622,289	15.7%	1,509,137	15.1%	1,263,923	13.1%	1,073,198	11.4%	1,026,475	11.1%
1-4 family residential (1)	2,438,949	23.5%	2,454,548	24.5%	2,439,348	25.3%	2,360,798	25.0%	2,250,251	24.3%
Home equity	267,960	2.6%	285,312	2.8%	278,483	2.9%	279,867	2.9%	271,930	3.0%
Commercial real estate (including multifamily residential) (2)	3,538,557	34.1%	3,315,627	33.1%	3,162,109	32.9%	3,131,083	33.2%	3,030,340	32.8%
Farmland	545,373	5.2%	502,841	5.0%	484,588	5.0%	434,349	4.6%	361,943	3.9%
Agriculture	184,128	1.8%	187,277	1.9%	187,748	2.0%	214,469	2.3%	189,703	2.1%
Consumer	120,851	1.2%	116,393	1.1%	130,703	1.4%	142,363	1.5%	160,595	1.7%
Other	168,635	1.6%	169,728	1.7%	135,719	1.4%	110,216	1.2%	146,679	1.6%
Total loans (3)	$10,370,313	100.0%	$10,020,773	100.0%	$9,622,060	100.0%	$9,438,589	100.0%	$9,244,183	100.0%

(1)	Includes loans held for sale of $29.4 million, $31.4 million, $27.0 million, $23.9 million and $8.6 million at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.
(2)

Commercial real estate loans include approximately $1.52 billion, $1.52 billion, $1.46 billion, $1.42 billion and $1.51 billion of owner-occupied loans for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(3)	Includes fair value discounts on acquired loans of $17.7 million, $34.7 million, $59.4 million, $94.7 million and $161.4 million at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

The Company separates its loan portfolio into two general categories of loans: (1) loans originated by Prosperity Bank and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made are referred to as “legacy loans” and (2) “acquired loans,” which are loans acquired in a business combination. Those acquired loans that are renewed or substantially modified after the date of the business combination, thereby subjecting them to the Company’s allowance for credit losses methodology, are referred to as “acquired legacy loans.” If a renewal or substantial modification of an acquired loan is underwritten by the Company with a new credit analysis, the loan may no longer be categorized as an acquired loan. For example, acquired loans to one borrower may be combined into a new loan with a new loan number and categorized as a legacy loan. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into “Non-PCI loans” and “PCI loans” (purchased credit impaired loans). Acquired loans with evidence of credit quality deterioration at acquisition for which it is probable that the Company would not be able to collect all contractual amounts due are PCI loans.

The following tables summarize the Company’s legacy and acquired loan portfolios broken out into legacy loans, acquired legacy loans, Non-PCI loans and PCI loans as of the dates indicated.

	December 31, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(dollars in thousands)
Residential mortgage loans held for sale	$29,367	$—	$—	$—	$29,367
Commercial and industrial	1,281,069	170,221	32,130	151	1,483,571
Real estate:
Construction, land development and other land loans	1,595,052	11,101	15,644	492	1,622,289
1-4 family residential (including home equity)	2,446,160	73,809	153,456	4,117	2,677,542
Commercial real estate (including multi-family residential)	3,003,176	276,849	255,066	3,466	3,538,557
Farmland	485,101	13,431	46,479	362	545,373
Agriculture	139,849	44,208	71	—	184,128
Consumer and other	257,484	22,841	9,161	—	289,486
Total loans held for investment	9,207,891	612,460	512,007	8,588	10,340,946
Total	$9,237,258	$612,460	$512,007	$8,588	$10,370,313

	December 31, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(dollars in thousands)
Residential mortgage loans held for sale	$31,389	$—	$—	$—	$31,389
Commercial and industrial	1,196,539	226,972	53,347	3,052	1,479,910
Real estate:
Construction, land development and other land loans	1,443,925	23,890	40,453	869	1,509,137
1-4 family residential (including home equity)	2,412,531	74,362	217,014	4,564	2,708,471
Commercial real estate (including multi-family residential)	2,650,333	317,905	334,271	13,118	3,315,627
Farmland	429,298	14,772	58,390	381	502,841
Agriculture	134,847	51,712	718	—	187,277
Consumer and other	244,044	28,097	13,980	—	286,121
Total loans held for investment	8,511,517	737,710	718,173	21,984	9,989,384
Total	$8,542,906	$737,710	$718,173	$21,984	$10,020,773

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

Included in commercial loans are (1) commitments to oil and gas producers secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of December 31, 2018, the Company had $114.2 million in funded commitments outstanding to oil and gas production companies and $128.6 million in unfunded commitments, for a total of $242.8 million. This compares with funded commitments to production companies of $112.2 million as of December 31, 2017 and $63.0 million in unfunded commitments, for a total of $175.2 million. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds. As of December 31, 2018, the Company had outstanding $258.3 million in funded commitments to service companies and $109.9 million in unfunded commitments for a total of $368.2 million. This compares with funded commitments to service companies of $188.3 million as of December 31, 2017 and $90.6 million in unfunded commitments, for a total of $278.9 million.

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

1-4 Family Residential Loans. The Company’s lending activities also include the origination of 1-4 family residential mortgage loans (including home equity loans) collateralized by owner-occupied and nonowner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan portfolio products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 89% of appraised value or have mortgage insurance. The Company requires mortgage title insurance and hazard insurance. The Company retains these portfolio loans for its own account rather than selling them into the secondary market. By doing so, the Company incurs interest rate risk as well as the risks associated with nonpayments on such loans. The Company’s mortgage department also offers a variety of mortgage loan products which are generally amortized over 30 years, including FHA and VA loans. The Company sells these longer‑term loans into the secondary market.

Construction, Land Development and Other Land Loans. The Company makes loans to finance the construction of residential and nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, the Company may not be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Although the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, these procedures may not prevent losses from the risks described above.

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

The contractual maturity ranges of the Company’s loan portfolio by type of loan and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2018 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $17.7 million or loans held for sale of $29.4 million at December 31, 2018:

	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$578,660	$409,748	$496,876	$1,485,284
Real estate:
Construction, land development and other land loans	367,044	417,066	839,522	1,623,632
1-4 family residential (includes home equity)	27,582	88,891	2,565,064	2,681,537
Commercial (includes multi-family residential)	71,602	255,565	3,219,118	3,546,285
Agriculture (includes farmland)	153,034	99,255	479,698	731,987
Consumer and other	81,125	98,154	110,606	289,885
Total	$1,279,047	$1,368,679	$7,710,884	$10,358,610
Loans with a predetermined interest rate	$313,859	$620,876	$3,140,514	$4,075,249
Loans with a floating interest rate	965,188	747,803	4,570,370	6,283,361
Total	$1,279,047	$1,368,679	$7,710,884	$10,358,610

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

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans (1)	$13,147	$25,264	$31,642	$39,711	$31,422
Accruing loans 90 or more days past due	4,004	1,004	956	614	2,193
Total nonperforming loans	17,151	26,268	32,598	40,325	33,615
Repossessed assets	—	35	241	171	67
Other real estate	1,805	11,152	15,463	2,963	3,237
Total nonperforming assets	$18,956	$37,455	$48,302	$43,459	$36,919
Nonperforming assets to total loans and other real estate	0.18%	0.37%	0.50%	0.46%	0.40%

(1)	Includes troubled debt restructurings of $51 thousand, $53 thousand, $97 thousand, $681 thousand and $911 thousand for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

The following tables present information regarding past due loans and nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans at the dates indicated:

	December 31, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$9,177	$1,737	$2,214	$19	$13,147
Accruing loans 90 or more days past due	3,783	221	—	—	4,004
Total nonperforming loans	12,960	1,958	2,214	19	17,151
Repossessed assets	—	—	—	—	—
Other real estate	1,315	455	35	—	1,805
Total nonperforming assets	$14,275	$2,413	$2,249	$19	$18,956
Nonperforming assets to total loans and other real estate by category	0.15%	0.39%	0.44%	0.22%	0.18%

	December 31, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$8,040	$12,373	$3,341	$1,510	$25,264
Accruing loans 90 or more days past due	1,004	—	—	—	1,004
Total nonperforming loans	9,044	12,373	3,341	1,510	26,268
Repossessed assets	19	—	16	—	35
Other real estate	10,952	—	200	—	11,152
Total nonperforming assets	$20,015	$12,373	$3,557	$1,510	$37,455
Nonperforming assets to total loans and other real estate by category	0.23%	1.68%	0.50%	6.87%	0.37%

The Company had $19.0 million in nonperforming assets at December 31, 2018 compared with $37.5 million at December 31, 2017 and $48.3 million at December 31, 2016. The nonperforming assets consisted of 83 separate credits or other real estate properties at December 31, 2018, compared with 99 at December 31, 2017 and 158 at December 31, 2016.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.7 million, $2.7 million and $3.2 million would have been recorded as income for the years ended December 31, 2018, 2017 and 2016, respectively. The Company had $13.1 million, $25.3 million and $31.6 million in nonaccrual loans at December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, of the total nonperforming assets, $14.3 million resulted from legacy loans, $2.4 million resulted from acquired legacy loans, $2.2 million resulted from Non-PCI loans and $19 thousand resulted from PCI loans. At December 31, 2017, of the total nonperforming assets, $20.0 million resulted from legacy loans, $12.4 million resulted from acquired legacy loans, $3.6 million resulted from Non-PCI loans and $1.5 million resulted from PCI loans. A PCI loan becomes impaired when there is a deterioration in projected cash flows after acquisition.

Nonperforming assets were 0.18% of total loans and other real estate at December 31, 2018 compared with 0.37% of total loans and other real estate at December 31, 2017. The allowance for credit losses as a percentage of total nonperforming loans was 504.0% at December 31, 2018 and 319.9% at December 31, 2017.

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Average loans outstanding	$10,141,625	$9,822,225	$9,629,714	$9,200,765	$8,988,069
Gross loans outstanding at end of period	$10,370,313	$10,020,773	$9,622,060	$9,438,589	$9,244,183
Allowance for credit losses at beginning of period	$84,041	$85,326	$81,384	$80,762	$67,282
Provision for credit losses	16,350	14,325	24,000	7,560	18,275
Charge-offs:
Commercial and industrial	(11,296)	(14,836)	(14,371)	(7,696)	(818)
Real estate and agriculture	(2,291)	(446)	(7,796)	(1,150)	(3,458)
Consumer and other	(4,186)	(3,652)	(5,346)	(3,304)	(5,674)
Recoveries:
Commercial and industrial	2,261	1,763	2,812	3,322	466
Real estate and agriculture	410	506	3,516	600	1,561
Consumer and other	1,151	1,055	1,127	1,290	3,128
Net charge-offs	(13,951)	(15,610)	(20,058)	(6,938)	(4,795)
Allowance for credit losses at end of period	$86,440	$84,041	$85,326	$81,384	$80,762
Ratio of allowance to end of period loans	0.83%	0.84%	0.89%	0.86%	0.87%
Ratio of net charge-offs to average loans	0.14%	0.16%	0.21%	0.08%	0.05%
Ratio of allowance to end of period nonperforming loans	504.0%	319.9%	261.8%	201.8%	240.3%

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

The allowance for credit losses is further determined by the size of the loan portfolio subject to the allowance methodology and environmental factors that include Company-specific risk indicators and general economic conditions, both of which are constantly changing. The Company evaluates the economic and portfolio-specific factors on a quarterly basis to determine a qualitative component of the general valuation allowance. The factors include economic metrics, business conditions, delinquency trends, credit concentrations, nature and volume of the portfolio and other adjustments for items not covered by specific reserves and historical loss experience. Management’s assessment of qualitative factors is a statistically based approach to determine the inherent probable loss associated with such factors. Based on the Company’s actual historical loan loss experience relative to economic and loan portfolio-specific factors at the time the losses occurred, management is able to identify the probable level of incurred losses as of the date of measurement. The correlation of historical loss experience with current economic conditions provides an estimate of inherent and probable losses that has not been previously factored into the general valuation allowance by the determination of specific reserves and recent historical losses. Additionally, the Company considers qualitative factors not easily quantified and the possibility of model imprecision.

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

As described in the section captioned “Critical Accounting Policies” above, the Company’s determination of the allowance for credit losses involves a high degree of judgment and complexity. The Company’s analysis of qualitative, or environmental, factors on pools of loans with common risk characteristics, in combination with the quantitative historical loss information and specific reserves, provides the Company with an estimate of inherent losses. The allowance must reflect changes in the balance of loans subject to the allowance methodology, as well as the estimated imminent losses associated with those loans. In the Company’s case, the $2.4 million increase in the allowance for credit losses for the year ended December 31, 2018 was primarily attributable to an increase in total loans and higher historical loss rates, partially offset by a decrease in specific reserves.

The following table shows the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$40,223	14.3%	$38,810	14.8%	$35,836	16.0%	$33,409	17.9%	$30,002	19.5%
Real estate	40,937	75.9%	39,933	75.5%	43,811	74.2%	42,769	72.5%	44,946	71.2%
Agriculture and agriculture real estate	3,693	7.0%	3,772	6.9%	4,073	7.0%	3,845	6.9%	3,722	6.0%
Consumer and other	1,587	2.8%	1,526	2.8%	1,606	2.8%	1,361	2.7%	2,092	3.3%
Total allowance for credit losses	$86,440	100.0%	$84,041	100.0%	$85,326	100.0%	$81,384	100.0%	$80,762	100.0%

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

	As of and for the Year Ended December 31, 2018
	Legacy Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$8,857,557	$1,284,068	$10,141,625
Gross loans outstanding at end of period	$9,237,258	$1,133,055	$10,370,313
Allowance for credit losses at beginning of period	$73,407	$10,634	$84,041
Provision for credit losses	17,942	(1,592)	16,350
Charge-offs:
Commercial and industrial	(9,912)	(1,384)	(11,296)
Real estate and agriculture	(1,852)	(439)	(2,291)
Consumer and other	(4,122)	(64)	(4,186)
Recoveries:
Commercial and industrial	1,967	294	2,261
Real estate and agriculture	384	26	410
Consumer and other	1,142	9	1,151
Net charge-offs	(12,393)	(1,558)	(13,951)
Allowance for credit losses at end of period	$78,956	$7,484	$86,440
Ratio of allowance to end of period loans	0.85%	0.66%	0.83%
Ratio of net charge-offs to average loans	0.14%	0.12%	0.14%
Ratio of allowance to end of period nonperforming loans	609.2%	178.6%	504.0%

	As of and for the Year Ended December 31, 2017
	Legacy Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$8,153,733	$1,668,492	$9,822,225
Gross loans outstanding at end of period	$8,542,906	$1,477,867	$10,020,773
Allowance for credit losses at beginning of period	$73,846	$11,480	$85,326
Provision for credit losses	6,587	7,738	14,325
Charge-offs:
Commercial and industrial	(5,503)	(9,333)	(14,836)
Real estate and agriculture	(228)	(218)	(446)
Consumer and other	(3,618)	(34)	(3,652)
Recoveries:
Commercial and industrial	959	804	1,763
Real estate and agriculture	340	166	506
Consumer and other	1,024	31	1,055
Net charge-offs	(7,026)	(8,584)	(15,610)
Allowance for credit losses at end of period	$73,407	$10,634	$84,041
Ratio of allowance to end of period loans	0.86%	0.72%	0.84%
Ratio of net charge-offs to average loans	0.09%	0.51%	0.16%
Ratio of allowance to end of period nonperforming loans	811.7%	61.7%	319.9%

The Company had gross charge-offs on legacy loans of $15.9 million during the year ended December 31, 2018 compared with $9.3 million during the year ended December 31, 2017. Partially offsetting these charge-offs were recoveries on legacy loans of $3.5 million for the year ended December 31, 2018 compared with $2.3 million for the year ended December 31, 2017. Total charge-offs for the year ended December 31, 2018 were $17.8 million, partially offset by total recoveries of $3.8 million. Total charge-offs for the year ended December 31, 2017 were $18.9 million, partially offset by total recoveries of $3.3 million.

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

	December 31, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$35,088	$5,135	$—	$—	$40,223	14.3%
Real estate	39,475	1,453	9	—	40,937	75.9%
Agriculture and agriculture real estate	2,828	865	—	—	3,693	7.0%
Consumer and other	1,565	22	—	—	1,587	2.8%
Total allowance for credit losses	$78,956	$7,475	$9	$—	$86,440	100.0%

	December 31, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$31,758	$7,052	$—	$—	$38,810	14.8%
Real estate	37,407	2,153	373	—	39,933	75.5%
Agriculture and agriculture real estate	2,746	1,026	—	—	3,772	6.9%
Consumer and other	1,496	30	—	—	1,526	2.8%
Total allowance for credit losses	$73,407	$10,261	$373	$—	$84,041	100.0%

At December 31, 2018, the allowance for credit losses totaled $86.4 million or 0.83% of total loans. At December 31, 2017, the allowance for credit losses totaled $84.0 million or 0.84% of total loans, and at December 31, 2016, the allowance totaled $85.3 million or 0.89% of total loans. The allowance for credit losses at December 31, 2018 increased $2.4 million or 2.9% compared with December 31, 2017.

At December 31, 2018, $79.0 million of the allowance was attributable to legacy loans compared with $73.4 million of the allowance at December 31, 2017, an increase of $5.5 million or 7.6%. This change was primarily due to an increase in legacy loans and higher historical loss rates, partially offset by a decrease in specific reserves identified for loans with deteriorated credit quality.

At December 31, 2018, $7.5 million of the allowance was attributable to acquired legacy loans compared with $10.3 million of the allowance at December 31, 2017, a decrease of $2.8 million or 27.2%. This change was primarily due to a decrease in acquired legacy loans and a decrease in specific reserves identified for loans with deteriorated credit quality, partially offset by higher historical loss rates.

At December 31, 2018, $9 thousand of the allowance was attributable to Non-PCI loans compared with $373 thousand of the allowance at December 31, 2017, a decrease of $364 thousand or 97.6%. This change was primarily attributable to a decrease in specific reserves identified for loans with deteriorated credit quality.

At December 31, 2018 and 2017, there was no allowance for credit losses attributable to PCI loans.

At December 31, 2018, the Company had $17.7 million of total outstanding discounts on Non-PCI and PCI loans, of which $16.4 million was accretable.

The Company believes that the allowance for credit losses at December 31, 2018 is adequate to cover estimated losses in the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods that could be substantial in relation to the size of the allowance at December 31, 2018.

Securities

The Company uses its securities portfolio to manage interest rate risk and as a source of income and liquidity for cash requirements. At December 31, 2018, the carrying amount of investment securities totaled $9.41 billion, a decrease of $263.2 million or 2.7% compared with $9.67 billion at December 31, 2017. At December 31, 2018, securities represented 41.5% of total assets compared with 42.8% of total assets at December 31, 2017.

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

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,159	$1,166	$1,817	$1,820	$1,915	$1,920
Collateralized mortgage obligations	12,724	12,756	99,996	100,061	120,478	120,599
Mortgage-backed securities	69,880	70,233	103,612	103,489	84,024	85,863
Other securities	—	—	12,588	12,500	12,588	12,794
Total	$83,763	$84,155	$218,013	$217,870	$219,005	$221,176
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$25,778	$25,678	$32,235	$32,380	$33,523	$34,020
States and political subdivisions	253,198	255,861	328,666	332,122	384,015	386,621
Corporate debt securities	—	—	—	—	100	100
Collateralized mortgage obligations	509	508	653	650	850	851
Mortgage-backed securities	9,045,326	8,799,189	9,092,692	8,958,330	9,086,422	8,917,863
Total	$9,324,811	$9,081,236	$9,454,246	$9,323,482	$9,504,910	$9,339,455

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2018, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not have to sell any of its investment securities before a recovery of cost. As of December 31, 2018, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statement of income. The Company recorded no other-than-temporary impairment charges in 2018, 2017 or 2016.

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2018. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The weighted average life of the Company’s securities portfolio is 4.05 years, with a modified duration of 3.69 at December 31, 2018. Available for sale securities are shown at fair value and held to maturity securities are shown at amortized cost. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis.

	December 31, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$11,962	1.98%	$13,816	2.44%	$—	—	$—	—	$25,778	2.23%
States and political subdivisions	33,605	3.08%	131,814	3.18%	82,039	4.39%	6,906	4.38%	254,364	3.59%
Collateralized mortgage obligations	—	—	82	2.22%	36	2.64%	13,147	2.58%	13,265	2.58%
Mortgage-backed securities	2,716	3.79%	197,731	2.87%	3,148,258	2.21%	5,766,854	2.43%	9,115,559	2.37%
Total	$48,283	2.85%	$343,443	2.97%	$3,230,333	2.27%	$5,786,907	2.44%	$9,408,966	2.40%

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

At December 31, 2018 and 2017, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average tax equivalent yield of the securities portfolio was 2.40% as of December 31, 2018 compared with 2.24% as of December 31, 2017 and 2016. This increase was primarily due to the investment in higher-yielding securities. Additionally, the average tax equivalent yield was negatively impacted by a lower tax rate in 2018. The average tax equivalent yield on the securities portfolio was based on a 21% tax rate in 2018 and a 35% tax rate in 2017 and 2016.

The average yield excluding the tax equivalent adjustment was 2.30% for the year ended December 31, 2018 compared with 2.15% for the year ended December 31, 2017 and 2.13% for the year ended December 31, 2016. The overall non-acquisition growth in the average securities portfolio over the comparable periods was primarily funded by average deposit growth and other borrowings.

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as prepayments result in a acceleration of discount accretion. At December 31, 2018, 63.3% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 4.59 years.

Collateralized mortgage obligations (“CMOs”) are bonds that are backed by pools of mortgages. The pools can be Ginnie Mae, Fannie Mae or Freddie Mac pools or they can be private-label pools. CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. So long as the collateral cash flow is adequate to meet scheduled bond payments, the mortgage collateral pool can be structured to accommodate various desired bond repayment schedules. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The bond’s cash flow, for example, can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders. In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.

Deposits

The Company’s lending and investing activities are primarily funded by deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies and customer service to attract and retain these deposits.

Total deposits at December 31, 2018 were $17.26 billion, a decrease of $564.9 million or 3.2% compared with $17.82 billion at December 31, 2017. Total deposits at December 31, 2017 were $17.82 billion, an increase of $514.2 million or 3.0% compared with $17.31 billion at December 31, 2016. Noninterest-bearing deposits at December 31, 2018 were $5.67 billion compared with $5.62 billion at December 31, 2017, an increase of $42.8 million or 0.8%. Noninterest-bearing deposits at December 31, 2017 were $5.62 billion compared with $5.19 billion at December 31, 2016, an increase of $432.3 million or 8.3%. Interest-bearing deposits at December 31, 2018 were $11.59 billion, a decrease of $607.7 million or 5.0% compared with $12.20 billion at December 31, 2017. Interest-bearing deposits at December 31, 2017 were $12.20 billion, an increase of $81.8 million or 0.7% compared with $12.12 billion at December 31, 2016.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2018, 2017 and 2016 are presented below:

	Years Ended December 31,
	2018		2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing checking	$3,937,479	0.51%	$3,816,996	0.31%	$4,066,799	0.24%
Regular savings	2,298,270	0.38	2,224,936	0.29	2,037,051	0.25
Money market savings	3,118,744	0.72	3,336,917	0.36	3,621,390	0.27
Time deposits	2,101,287	0.97	2,289,296	0.69	2,505,526	0.57
Total interest-bearing deposits	11,455,780	0.62	11,668,145	0.40	12,230,766	0.32
Noninterest-bearing deposits	5,650,720	—	5,347,227	—	5,117,621	—
Total deposits	$17,106,500	0.42%	$17,015,372	0.27%	$17,348,387	0.23%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2018, 2017 and 2016 was 33.0%, 31.4% and 29.5%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity at December 31, 2018 (dollars in thousands):

Three months or less	$365,118	28.9%
Over three through six months	248,246	19.6
Over six through 12 months	388,610	30.8
Over 12 months	261,485	20.7
Total	$1,263,459	100.00%

 Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2018 and 2017:

	FHLB Advances	FHLB Long-Term Notes Payable	Securities Sold Under Repurchase Agreements
	(Dollars in thousands)
December 31, 2018
Amount outstanding at year-end	$1,030,000	$1,126	$284,720
Weighted average interest rate at year-end	2.65%	4.77%	0.93%
Maximum month-end balance during the year	$1,500,000	$5,176	$339,576
Average balance outstanding during the year	$1,186,191	$3,268	$300,429
Weighted average interest rate during the year	2.03%	5.60%	0.66%
December 31, 2017
Amount outstanding at year-end	$500,000	$5,223	$324,154
Weighted average interest rate at year-end	1.21%	5.70%	0.39%
Maximum month-end balance during the year	$1,539,000	$5,735	$363,753
Average balance outstanding during the year	$1,137,378	$5,519	$328,652
Weighted average interest rate during the year	1.11%	5.69%	0.39%

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2018, the Company had total funds of $5.92 billion available under this line, of which a total amount of $1.03 billion was outstanding. FHLB advances were $1.03 billion at December 31, 2018, with a weighted average interest rate of 2.65%. Long-term notes payable were $1.1 million at December 31, 2018, with a weighted average interest rate of 4.77%. The maturity dates on the FHLB notes payable range from the years 2019 to 2027 and have interest rates ranging from 4.51% to 5.23%.

Securities sold under repurchase agreements with Company customers—At December 31, 2018, the Company had $284.7 million in securities sold under repurchase agreements compared with $324.2 million at December 31, 2017, with weighted average rates paid of 0.93% and 0.39% for the years ended December 31, 2018 and 2017, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $8.9 million of repurchase agreements outstanding at December 31, 2018 have maturity dates ranging from 6 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Junior Subordinated Debentures

On January 1, 2016, in connection with the acquisition of Tradition, the Company assumed $7.2 million in junior subordinated debentures. During the second quarter of 2016, the Company redeemed all of its outstanding junior subordinated debentures. Accordingly, as of December 31, 2018, 2017 and 2016, the Company had no junior subordinated debentures outstanding.

Interest Rate Sensitivity and Market Risk

The Company’s asset liability and funds management policy provides management with the guidelines for effective funds management, and the Company has established a measurement system for monitoring its net interest rate sensitivity position. The Company manages its sensitivity position within established guidelines.

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates ultimately will impact both (1) the level of income and expense recorded on most of the Company’s assets and liabilities and (2) the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income, a loss of current fair market values, or both. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while maximizing income.

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

The Company’s exposure to interest rate risk is managed by the Asset Liability Committee (“ALCO”), which consists of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (1) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (2) an interest rate shock simulation model. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates.

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

The following table summarizes the simulated change in net interest income at the 12-month horizon, considering the balance sheet composition as of December 31, 2018:

Change in Interest	Percent Change in
Rates (Basis Points)	Net Interest Income
+200	2.4%
+100	1.7%
Base	0.0%
-100	(1.8)%

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

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis and manage unexpected events. During 2018 and 2017, the Company’s liquidity needs have primarily been met by growth in core deposits, security and loan maturities, amortizing investment and loan portfolios and advances from the FHLB of Dallas. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on this external funding source.

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the average assets in which those funds are invested as a percentage of the Company’s average total assets for the periods indicated. Average assets totaled $22.63 billion for 2018 compared with $22.34 billion for 2017.

	2018	2017
Source of Funds:
Deposits:
Noninterest-bearing	24.97%	23.93%
Interest-bearing	50.62	52.23
Securities sold under repurchase agreements	1.33	1.47
Other borrowings	5.25	5.12
Other noninterest-bearing liabilities	0.39	0.46
Shareholders’ equity	17.44	16.79
Total	100.00%	100.00%
Uses of Funds:
Loans	44.81%	43.97%
Securities	42.70	43.34
Federal funds sold and other interest-earning assets	0.36	0.37
Other noninterest-earning assets	12.13	12.32
Total	100.00%	100.00%
Average noninterest-bearing deposits to average deposits	33.03%	31.43%
Average loans to average deposits	59.29%	57.73%

The Company’s largest source of funds is deposits and its largest uses of funds are securities and loans. The Company does not expect a change in the source or use of its funds in the foreseeable future. The Company’s average deposits increased 0.5% for the year ended December 31, 2018 compared with the year ended December 31, 2017. The Company’s average loans increased 3.3% for the year ended December 31, 2018 compared with the year ended December 31, 2017. The Company predominantly invests excess deposits in government-backed securities until the funds are needed to fund loan growth. The Company’s securities portfolio has a weighted average life of 4.05 years and a modified duration of 3.69 at December 31, 2018.

As of December 31, 2018, the Company had outstanding $2.49 billion in commitments to extend credit and $66.3 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2018, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2018, the Company had cash and cash equivalents of $411.1 million compared with $392.3 million at December 31, 2017.

Share Repurchases

In January 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 5%, or approximately 3.47 million shares, of its outstanding common stock over a two-year period expiring on January 16, 2020, at the discretion of management. Repurchases under this program may be made from time to time in open market transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Shares of stock repurchased are held as authorized but unissued shares. The Company is not obligated to purchase any particular number of shares, and the Company may suspend, modify or terminate the program at any time and for any reason, without prior notice. No repurchases were made under this program during the year ended December 31, 2018.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2018 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB advances and notes payable and operating leases as of December 31, 2018 are summarized below. The future interest payments were calculated using the current rate in effect at December 31, 2018. Payments for FHLB notes payable include interest of $131 thousand that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank advances and notes payable	$1,030,457	$586	$125	$89	$1,031,257
Operating leases	4,897	7,101	4,344	3,597	19,939
Total	$1,035,354	$7,687	$4,469	$3,686	$1,051,196

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2018 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$60,600	$4,096	$1,647	$—	$66,343
Commitments to extend credit	1,005,274	442,088	125,249	922,239	2,494,850
Total	$1,065,874	$446,184	$126,896	$922,239	$2,561,193

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

The minimum capital ratios under the Basel III Capital Rule, including the capital conservation buffer, that were effective as of January 1, 2018 are (1) 6.375% CET1 to risk-weighted assets, (2) 7.875% Tier 1 capital to risk-weighted assets, (3) 9.875% total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets and (4) 4.0% Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”). As of December 31, 2018, the Company’s ratio of CET1 to risk-weighted assets was 16.32%, Tier 1 capital to risk-weighted assets was 16.32%, total capital to risk-weighted assets was 16.99% and Tier 1 capital to average quarterly assets was 10.23%.

The Basel III Capital Rules require a “capital conservation buffer,” composed entirely of CET1, in addition to the minimum risk-weighted asset capital ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The required phase-in buffer during 2018 was 1.875%.

As of January 1, 2019, the Basel III Capital Rules require the Company to maintain an additional capital conservation buffer of 2.5% CET1, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.5% and (4) a leverage ratio of 4.0%. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve Board’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the FDIC’s regulations, the Bank is classified “well-capitalized” for purposes of prompt corrective action.

Total shareholders’ equity increased to $4.05 billion at December 31, 2018, compared with $3.82 billion at December 31, 2017, an increase of $228.7 million or 6.0%. This increase was primarily the result of net income of $321.8 million, partially offset by dividends paid on common stock of $104.1 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2018 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer for 2018	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2018
The Company
CET1 capital ratio	4.50%		6.375%	N/A	16.32%
Tier 1 risk-based capital ratio	6.00%		7.875%	N/A	16.32%
Total risk-based capital ratio	8.00%		9.875%	N/A	16.99%
Leverage ratio	4.00%	(1)	4.000%	N/A	10.23%
The Bank
CET1 capital ratio	4.50%		6.375%	6.50%	16.24%
Tier 1 risk-based capital ratio	6.00%		7.875%	8.00%	16.24%
Total risk-based capital ratio	8.00%		9.875%	10.00%	16.90%
Leverage ratio	4.00%	(2)	4.000%	5.00%	10.18%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2018
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$187,194	$184,676	$184,321	$171,018
Interest expense	29,946	27,357	22,518	17,795
Net interest income	157,248	157,319	161,803	153,223
Provision for credit losses	1,000	2,350	4,000	9,000
Net interest income after provision	156,248	154,969	157,803	144,223
Noninterest income	29,079	30,624	28,371	27,938
Noninterest expense	80,804	81,760	83,602	80,054
Income before income taxes	104,523	103,833	102,572	92,107
Provision for income taxes	21,192	21,310	20,975	17,746
Net income	$83,331	$82,523	$81,597	$74,361
Earnings per share(1):
Basic	$1.19	$1.18	$1.17	$1.07
Diluted	$1.19	$1.18	$1.17	$1.07

	Quarter Ended 2017
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$171,839	$172,419	$168,047	$165,050
Interest expense	15,789	16,272	15,816	12,615
Net interest income	156,050	156,147	152,231	152,435
Provision for credit losses	2,000	6,900	2,750	2,675
Net interest income after provision	154,050	149,247	149,481	149,760
Noninterest income	29,220	28,809	27,780	30,824
Noninterest expense	81,088	77,509	76,442	78,062
Income before income taxes	102,182	100,547	100,819	102,522
Provision for income taxes	35,044	32,639	32,265	33,957
Net income	$67,138	$67,908	$68,554	$68,565
Earnings per share(1):
Basic	$0.97	$0.98	$0.99	$0.99
Diluted	$0.97	$0.98	$0.99	$0.99

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Deloitte & Touche LLP the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prosperity Bancshares, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements.

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

February 27, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2019 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2019 Proxy Statement.

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

Exhibit Number (1)		Description

10.7†	—

Amended and Restated Employment Agreement dated October 20, 2014 by and between W.R. Collier and Prosperity Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.8†	—

Management Security Plan Agreement of American State Bank, amended and restated effective as of January 1, 2005, as assumed by Prosperity Bank (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.9†	—

Employment Agreement, dated July 30, 2004, by and between Prosperity Bank and Edward Z. Safady (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015)

10.10†	—

Amendment to Employment Agreement, dated December 24, 2008, by and between Prosperity Bank and Edward Safady (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015)

10.11†	—

Non-Disclosure and Non-Solicitation Agreement, effective May 15, 2015, by and between Prosperity Bank and Edward Safady (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015)

10.12†	—	Amended and Restated Prosperity Bancshares, Inc. 401(k) Profit Sharing Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2016)

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	—	Interactive financial data

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
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

Date: February 27, 2019

PROSPERITY BANCSHARES, INC.® (Registrant)

BY:	/S/ DAVID ZALMAN
David Zalman Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	February 27, 2019
David Zalman

/s/ DAVID HOLLAWAY	Chief Financial Officer (principal financial officer and principal accounting officer)	February 27, 2019
David Hollaway

/s/ JAMES A. BOULIGNY	Director	February 27, 2019
James A. Bouligny

/s/ W. R. COLLIER	Director	February 27, 2019
W. R. Collier

/s/ LEAH HENDERSON	Director	February 27, 2019
Leah Henderson

/s/ NED S. HOLMES	Director	February 27, 2019
Ned S. Holmes

/s/ JACK LORD	Director	February 27, 2019
Jack Lord

/s/ WILLIAM T. LUEDKE IV	Director	February 27, 2019
William T. Luedke IV

/s/ PERRY MUELLER, JR., D.D.S.	Director	February 27, 2019
Perry Mueller, Jr., D.D.S.

/s/ HARRISON STAFFORD II	Director	February 27, 2019
Harrison Stafford II

/s/ ROBERT STEELHAMMER	Director	February 27, 2019
Robert Steelhammer

/s/ H.E. TIMANUS, JR.	Director	February 27, 2019
H.E. Timanus, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prosperity Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 27, 2019

We have served as the Company’s auditor since 1993.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(Dollars in thousands)
ASSETS
Cash and due from banks	$410,575	$391,616
Federal funds sold	552	697
Total cash and cash equivalents	411,127	392,313
Available for sale securities, at fair value	84,155	217,870
Held to maturity securities, at cost (fair value of $9,081,236 and $9,323,482 respectively)	9,324,811	9,454,246
Total securities	9,408,966	9,672,116
Loans held for sale	29,367	31,389
Loans held for investment	10,340,946	9,989,384
Total loans	10,370,313	10,020,773
Less: allowance for credit losses	(86,440)	(84,041)
Loans, net	10,283,873	9,936,732
Accrued interest receivable	56,532	56,368
Goodwill	1,900,845	1,900,845
Core deposit intangibles, net	32,883	38,842
Bank premises and equipment, net	257,046	257,065
Other real estate owned	1,805	11,152
Bank owned life insurance (BOLI)	260,335	255,132
Federal Home Loan Bank of Dallas stock	55,959	49,764
Other assets	24,031	16,963
TOTAL ASSETS	$22,693,402	$22,587,292
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$5,666,115	$5,623,322
Interest-bearing	11,590,443	12,198,138
Total deposits	17,256,558	17,821,460
Fed funds purchased and other borrowings	1,031,126	505,223
Securities sold under repurchase agreements	284,720	324,154
Accrued interest payable	4,201	2,945
Other liabilities	63,973	109,356
Total liabilities	18,640,578	18,763,138
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 69,846,825 shares issued and outstanding at December 31, 2018; 69,490,910 shares issued and outstanding at December 31, 2017	69,847	69,491
Capital surplus	2,045,351	2,035,219
Retained earnings	1,937,316	1,719,557
Accumulated other comprehensive income (loss)—net unrealized gain (loss) on available for sale securities, net of tax expense (benefit) of $82 and ($30), respectively	310	(113)
Total shareholders’ equity	4,052,824	3,824,154
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,693,402	$22,587,292

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$503,963	$468,338	$475,059
Securities	221,909	208,189	200,375
Federal funds sold and other earning assets	1,337	828	345
Total interest income	727,209	677,355	675,779
INTEREST EXPENSE:
Deposits	71,384	46,312	39,125
Other borrowings	24,241	12,908	3,065
Securities sold under repurchase agreements	1,991	1,272	932
Junior subordinated debentures	—	—	37
Total interest expense	97,616	60,492	43,159
NET INTEREST INCOME	629,593	616,863	632,620
PROVISION FOR CREDIT LOSSES	16,350	14,325	24,000
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	613,243	602,538	608,620
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	33,163	32,354	33,536
Credit card, debit card and ATM card income	25,046	24,425	23,561
Service charges on deposit accounts	20,652	21,327	18,832
Trust income	10,178	9,200	8,120
Mortgage income	3,355	4,053	7,076
Brokerage income	2,617	1,950	4,571
Net (loss) gain on sale of assets	(755)	(1,921)	1,864
Net (loss) gain on sale of securities	(13)	3,270	—
Other	21,769	21,975	20,865
Total noninterest income	116,012	116,633	118,425
NONINTEREST EXPENSE:
Salaries and employee benefits	207,517	192,409	197,897
Net occupancy and equipment	22,760	22,402	23,058
Credit and debit card, data processing and software amortization	17,790	17,230	17,050
Regulatory assessments and FDIC insurance	13,261	14,311	12,735
Core deposit intangibles amortization	5,959	6,942	9,200
Depreciation	12,365	12,215	13,094
Communications	10,032	10,592	11,561
Other real estate expense	722	3,271	514
Other	35,814	33,729	33,278
Total noninterest expense	326,220	313,101	318,387
INCOME BEFORE INCOME TAXES	403,035	406,070	408,658
PROVISION FOR INCOME TAXES	81,223	133,905	134,192
NET INCOME	$321,812	$272,165	$274,466
EARNINGS PER SHARE:
Basic	$4.61	$3.92	$3.94
Diluted	$4.61	$3.92	$3.94

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net income	$321,812	$272,165	$274,466
Other comprehensive income (loss), before tax:
Securities available for sale:
Change in unrealized gain or loss during the period	535	(2,314)	(967)
Total other comprehensive income (loss)	535	(2,314)	(967)
Deferred tax related to other comprehensive income or loss	(112)	790	338
Other comprehensive income (loss), net of tax	423	(1,524)	(629)
Comprehensive income	$322,235	$270,641	$273,837

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2015	70,058,761	$70,059	$2,036,378	$1,355,040	$2,040	$(607)	$3,462,910
Net income				274,466			274,466
Other comprehensive loss					(629)		(629)
Common stock issued in connection with the exercise of stock options and restricted stock awards	34,701	35	743				778
Common stock issued in connection with the acquisition of Tradition Bancshares, Inc.	679,528	679	31,843				32,522
Treasury stock cancellation	(37,088)	(37)	(570)			607	—
Common stock repurchase	(1,244,890)	(1,245)	(49,812)				(51,057)
Stock based compensation expense			9,547				9,547
Cash dividends declared, $1.24 per share				(86,226)			(86,226)
BALANCE AT DECEMBER 31, 2016	69,491,012	69,491	2,028,129	1,543,280	1,411	—	3,642,311
Net income				272,165			272,165
Other comprehensive loss					(1,524)		(1,524)
Common stock issued in connection with the exercise of stock options and restricted stock awards, net	(102)	—	148				148
Stock based compensation expense			6,942				6,942
Cash dividends declared, $1.38 per share				(95,888)			(95,888)
BALANCE AT DECEMBER 31, 2017	69,490,910	69,491	2,035,219	1,719,557	(113)	—	3,824,154
Net income				321,812			321,812
Other comprehensive income					423		423
Common stock issued in connection with the exercise of restricted stock awards, net	355,915	356	(356)				—
Stock based compensation expense			10,488				10,488
Cash dividends declared, $1.49 per share				(104,053)			(104,053)
BALANCE AT DECEMBER 31, 2018	69,846,825	$69,847	$2,045,351	$1,937,316	$310	$—	$4,052,824

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$321,812	$272,165	$274,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	18,324	19,157	22,294
Provision for credit losses	16,350	14,325	24,000
Deferred income tax expense	6,877	10,534	19,047
Net amortization of premium on investments	31,614	38,922	43,474
Loss (gain) on sale or write down of premises, equipment and other real estate	976	4,678	(1,578)
Loss (gain) on sale of investment securities	13	(3,270)	—
Net amortization of premium on deposits	(106)	(217)	(1,167)
Net accretion of discount on loans	(13,909)	(21,906)	(38,970)
Proceeds from sale of loans held for sale	179,939	190,816	272,873
Originations of loans held for sale	(179,370)	(197,538)	(278,259)
Stock based compensation expense	10,488	6,942	9,547
(Increase) decrease in accrued interest receivable and other assets	(14,811)	24,598	15,615
(Decrease) increase in accrued interest payable and other liabilities	(58,051)	31,519	(26,987)
Net cash provided by operating activities	320,146	390,725	334,355
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, sales and principal paydowns of held to maturity securities	1,728,087	1,763,089	1,916,701
Purchase of held to maturity securities	(1,629,244)	(1,747,126)	(1,820,346)
Proceeds from maturities, sales and principal paydowns of available for sale securities	8,132,901	7,253,433	8,133,829
Purchase of available for sale securities	(7,999,686)	(7,253,392)	(8,253,214)
Net (increase) decrease in loans held for investment	(351,952)	(387,499)	64,390
Purchase of bank premises and equipment	(15,115)	(11,229)	(5,007)
Proceeds from sale of bank premises, equipment and other real estate	13,049	10,130	13,617
Proceeds from insurance claims	3,008	—	—
Net cash used in the purchase of Tradition Bancshares, Inc.	—	—	(8,963)
Net cash (used in) provided by investing activities	(118,952)	(372,594)	41,007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	42,793	432,349	(67,958)
Net (decrease) increase in interest-bearing deposits	(607,589)	82,026	(794,822)
Net proceeds (repayments) from other short-term borrowings	530,000	(485,000)	500,000
Repayments of other long-term borrowings	(4,097)	(558)	(618)
Net (decrease) increase in securities sold under repurchase agreements	(39,434)	3,724	5,177
Redemption of junior subordinated debentures	—	—	(7,217)
Proceeds from stock option exercises	—	148	778
Repurchase of common stock	—	—	(51,057)
Payments of cash dividends	(104,053)	(95,888)	(86,226)
Net cash used in financing activities	(182,380)	(63,199)	(501,943)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,814	(45,068)	(126,581)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	392,313	437,381	563,962
CASH AND CASH EQUIVALENTS, END OF PERIOD	$411,127	$392,313	$437,381
NONCASH ACTIVITIES:
Stock issued in connection with the Tradition Bancshares, Inc. acquisition	$—	$—	$32,522
Acquisition of real estate through foreclosure of collateral	1,606	1,644	14,816
SUPPLEMENTAL INFORMATION:
Income taxes paid	$134,360	$64,152	$122,418
Interest paid	96,360	59,866	42,736

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

As of December 31, 2018, the Bank operated 242 full-service banking locations: 65 in the Houston area, including The Woodlands; 29 in the South Texas area including Corpus Christi and Victoria; 33 in the Dallas/Fort Worth, Texas area; 22 in the East Texas area; 29 in the Central Texas area, including Austin and San Antonio; 34 in the West Texas area, including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area.

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

Loans Held for Sale—Loans held for sale are carried at the lower of cost or market value. Premiums, discounts and loan fees (net of certain direct loan origination costs) on loans held for sale are deferred until the related loans are sold or repaid. Gains or losses on loan sales are recognized at the time of sale and determined using the specific identification method.

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

Nonperforming and Past Due Loans—Included in the nonperforming loan category are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured through a troubled debt restructuring to provide a reduction in the interest rate or a deferral of interest or principal payments. The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. When a loan is placed on nonaccrual status, interest accrued but not yet collected prior to the determination of uncollectibility is charged to operations. Interest accrued during prior periods is charged to the allowance for credit losses. Any payments received on nonaccrual loans are applied first to outstanding principal of the loan amount, next to the recovery of charged-off loan amounts and finally, any excess is treated as recovery of lost interest.

Restructured loans are those loans on which concessions in terms have been granted because of a borrower’s financial difficulty. Interest is generally not accrued on such loans in accordance with the new terms.

Allowance for Credit Losses—The allowance for credit losses is an allowance available for losses incurred on loans. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is probable and reasonably estimatable. Recoveries are credited to the allowance at the time of recovery.

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

Estimates of credit losses involve an exercise of judgment. While it is possible that in the short term the Company may sustain losses which are substantial in relation to the allowance for credit losses, it is the judgment of management that the allowance for credit losses reflected in the consolidated balance sheets is adequate to absorb probable losses that exist in the loan portfolio as of December 31, 2018.

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

Premises and Equipment—Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets which range from one to 39 years. Leasehold improvements are amortized using the straight-line method over the periods of the leases or the estimated useful lives, whichever is shorter.

Goodwill —Goodwill is annually assessed for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Under Accounting Standards Codification (“ASC”) Topic 350-20, “Intangibles—Goodwill and Other—Goodwill” companies have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment. An entity has an unconditional option to bypass the qualitative assessment described in the following paragraph for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

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

Income Taxes— The Company files a consolidated federal income tax return and a consolidated Oklahoma state income tax return. Since 2014, the Bank has filed an Arkansas state income tax return related to loans in Arkansas.

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

Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. As of December 31, 2018, all outstanding stock options issued by the Company have been exercised and there is no potential dilution of weighted-average shares.

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2018		2017		2016
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$321,812		$272,165		$274,466
Basic:
Weighted average shares outstanding	69,821	$4.61	69,484	$3.92	69,674	$3.94
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	—		—		6
Total	69,821	$4.61	69,484	$3.92	69,680	$3.94

There were no stock options exercisable at December 31, 2018, 2017 and 2016 that would have had an anti-dilutive effect on the above computation.

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

ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments of ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 became effective for all entities beginning January 1, 2019 and did not have a significant impact on the Company’s financial statements.

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

ASU 2017-01, “Business Combinations (Topic 805).” ASU 2017-01 is intended to clarify or correct unintended application of ASU 2014-09 “Revenue from Contract with Customers (Topic 606).” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Additionally, the amendments in this update provide a more robust framework to assist entities in evaluating whether a set of assets and activities constitutes a business. Lastly, the amendments in this update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. ASU 2017-01 became effective for the Company on January 1, 2018 and did not have a significant impact on the Company’s financial statements.

ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash.” ASU 2016-18 requires the Statement of Cash Flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, restricted cash or cash equivalents should be included with cash and cash equivalents when recording the beginning-of-period and end-of-period total amounts on the Statement of Cash Flows. ASU 2016-18 became effective for the Company on January 1, 2018 and did not have a significant impact on the Company’s financial statements.

ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses certain cash receipts and cash payments with the objective of reducing the existing diversity in practice. ASU 2016-15 became effective for the Company on January 1, 2018 and did not have a significant impact on the Company's financial statements.

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Additionally, available for sale debt securities may realize value either through collection of contractual cash flows or through sale of the security at fair value. Therefore, the amendments limit the amount of the allowance for credit losses to the difference between amortized cost and fair value. In addition, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” to change the effective date for non-public companies and to clarify that operating lease receivables are not within the scope of Topic 326. ASU 2016-13 will be effective for the Company as of January 1, 2020. The Company has formed a working group comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others, to assist in the implementation of ASU 2016-13. The Company is currently working through an implementation plan that includes assessment of processes, portfolio segmentation and model development. Additionally, the Company is working with a third-party vendor to assist with implementation and model development. The Company continues to evaluate the potential impact of ASU 2016-13 on the Company’s financial statements.

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

ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that lessees recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The requirements for lessors under ASU 2016-02 are largely unchanged from existing guidance, however certain necessary changes have been made to align with specific changes to lessee accounting and key aspects of the revenue recognition guidance (Topic 606). In addition, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” to clarify narrow aspects of the guidance issued in ASU 2016-02, ASU 2018-11, “Leases (Topic 842) Targeted Improvements,” which provides an additional transition method by allowing entities to apply the new leases standard at the adoption date with a cumulative-effect adjustment to retained earnings and provides lessors an alternative approach to handle leases with nonlease components. Additionally, the FASB issued ASU 2018-20, “Leases (Topic 842) Narrow-Scope Improvements for Lessors,” which gives lessors the accounting policy election to account for certain sales and similar taxes as lessees costs and clarifies lessor accounting for certain variable payments. The Company’s leases relate primarily to office space and banking centers. The Company has identified and reviewed existing leases applicable to ASU 2016-02 and intends to elect certain optional practical expedients and apply the new lease standard using the additional transition method as of the adoption date. The Company anticipates recognizing a lease liability of approximately $18.0 million with an offsetting right-of-use asset based on the Company’s lease portfolio as of December 31, 2018. ASU 2016-02 is effective for the Company beginning January 1, 2019.

ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10)—Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 (1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update affect all entities that hold financial assets or owe financial liabilities. ASU 2016-01 became effective for the Company on January 1, 2018, and did not have a significant financial impact on the Company’s financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the FASB has issued targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 - Identifying Performance Obligations and Licensing, ASU 2016-12 - Narrow-Scope Improvements and Practical Expedients and ASU 2016-20 - Technical Corrections and Improvements to Topic 606 - Revenue from Contract with Customers. These amendments do not change the core principles in ASU 2014-09. The Company’s primary sources of revenue consist of net interest income on financial assets and liabilities, which are not within the scope of ASU 2014-09. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU. Based on this assessment, the Company concluded the ASU did not significantly change the method in which the Company currently recognizes revenue. ASU 2014-09 became effective for the Company on January 1, 2018 and did not have a significant financial impact on the Company’s financial statements.

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

Merger-Related Expenses: The Company did not incur merger-related expenses during 2018 or 2017. During 2016, the Company incurred $670 thousand of pre-tax merger-related expenses attributable to the Tradition acquisition. The merger-related expenses are reflected on the Company’s income statement for the applicable periods and are reported primarily in the categories of salaries and benefits, data processing and travel and development. There were no other merger-related costs incurred during 2016.

Acquired Loans

Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default and recovery rates. During the valuation process, the Company identified PCI and Non-PCI loans in the acquired loan portfolios. PCI loan identification considers the following factors: payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality since origination. Non-PCI loan identification considers the following factors: account types, remaining terms, annual interest rates or coupons, current market rates, interest types, past delinquencies, timing of principal and interest payments, loan to value ratios, loss exposures and remaining balances. Accretion of purchased discounts on PCI loans will be based on estimated future cash flows, regardless of contractual maturities. Accretion of purchased discounts on Non-PCI loans will be recognized on a level-yield basis based on contractual maturity of individual loans.

PCI Loans. The recorded investment in PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2018 and 2017 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
PCI loans:
Outstanding balance	$11,419	$36,199
Discount	(2,831)	(14,215)
Recorded investment	$8,588	$21,984

Changes in the accretable yield for PCI loans for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$8,121	$9,778
Additions	—	—
Reclassifications from nonaccretable	1,654	5,401
Accretion	(8,241)	(7,058)
Balance at December 31	$1,534	$8,121

Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

Non-PCI Loans. The recorded investment in Non-PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2018 and 2017 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$526,840	$738,706
Discount	(14,833)	(20,533)
Recorded investment	$512,007	$718,173

Changes in the discount accretion for Non-PCI loans for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$20,533	$35,401
Additions	—	—
Accretion charge-offs	(32)	(20)
Accretion	(5,668)	(14,848)
Balance at December 31	$14,833	$20,533

At December 31, 2018, the Company had $17.7 million of total outstanding discounts on Non-PCI and PCI loans, of which $16.4 million was accretable.

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal years 2018 and 2017 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2016	$1,900,845	$45,784
Less:
Amortization	—	(6,942)
Balance as of December 31, 2017	1,900,845	38,842
Less:
Amortization	—	(5,959)
Balance as of December 31, 2018	$1,900,845	$32,883

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of December 31, 2018, there was no impairment recorded on goodwill and core deposit intangibles.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2018 is as follows (dollars in thousands):

2019	$5,051
2020	4,483
2021	4,022
2022	3,664
Thereafter	15,663
Total	$32,883

4. CASH AND DUE FROM BANKS

The Federal Reserve Bank requires banks to maintain minimum average reserve balances. The amount of the required reserve balance for the Bank was $115.3 million and $112.4 million at December 31, 2018 and 2017, respectively.

5. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,159	$7	$—	$1,166
Collateralized mortgage obligations	12,724	69	(37)	12,756
Mortgage-backed securities	69,880	553	(200)	70,233
Other securities	—	—	—	—
Total	$83,763	$629	$(237)	$84,155
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$25,778	$—	$(100)	$25,678
States and political subdivisions	253,198	3,440	(777)	255,861
Collateralized mortgage obligations	509	1	(2)	508
Mortgage-backed securities	9,045,326	5,798	(251,935)	8,799,189
Total	$9,324,811	$9,239	$(252,814)	$9,081,236

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,817	$3	$—	$1,820
Collateralized mortgage obligations	99,996	122	(57)	100,061
Mortgage-backed securities	103,612	1,204	(1,327)	103,489
Other securities	12,588	13	(101)	12,500
Total	$218,013	$1,342	$(1,485)	$217,870
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$32,235	$150	$(5)	$32,380
States and political subdivisions	328,666	4,263	(807)	332,122
Collateralized mortgage obligations	653	2	(5)	650
Mortgage-backed securities	9,092,692	9,382	(143,744)	8,958,330
Total	$9,454,246	$13,797	$(144,561)	$9,323,482

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2018, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2018, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position were as follows:

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$12	$—	$2,096	$(37)	$2,108	$(37)
Mortgage-backed securities	50,950	(197)	2,091	(3)	53,041	(200)
Total	$50,962	$(197)	$4,187	$(40)	$55,149	$(237)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$20,720	$(76)	$4,957	$(24)	$25,677	$(100)
States and political subdivisions	89,407	(328)	58,262	(449)	147,669	(777)
Collateralized mortgage obligations	—	—	292	(2)	292	(2)
Mortgage-backed securities	1,003,089	(8,401)	6,873,948	(243,534)	7,877,037	(251,935)
Total	$1,113,216	$(8,805)	$6,937,459	$(244,009)	$8,050,675	$(252,814)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$5,753	$(13)	$2,544	$(44)	$8,297	$(57)
Mortgage-backed securities	42,289	(1,323)	2,054	(4)	44,343	(1,327)
Other securities	1,636	(101)	—	—	1,636	(101)
Total	$49,678	$(1,437)	$4,598	$(48)	$54,276	$(1,485)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	4,934	(5)	—	—	4,934	(5)
States and political subdivisions	160,392	(773)	3,686	(34)	164,078	(807)
Collateralized mortgage obligations	373	(2)	100	(3)	473	(5)
Mortgage-backed securities	3,940,075	(34,159)	3,883,266	(109,585)	7,823,341	(143,744)
Total	$4,105,774	$(34,939)	$3,887,052	$(109,622)	$7,992,826	$(144,561)

At December 31, 2018 and 2017 there were 731 securities and 308 securities, respectively, in an unrealized loss position for 12 months or more.

The amortized cost and fair value of investment securities at December 31, 2018, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$45,031	$45,047	$535	$536
Due after one year through five years	145,000	144,864	624	630
Due after five years through ten years	82,039	84,581	—	—
Due after ten years	6,906	7,047	—	—
Subtotal	278,976	281,539	1,159	1,166
Mortgage-backed securities and collateralized mortgage obligations	9,045,835	8,799,697	82,604	82,989
Total	$9,324,811	$9,081,236	$83,763	$84,155

The Company recorded a net loss on sale of securities of $13 thousand for the year ended December 31, 2018. The Company recorded a gain on sale of securities of $3.3 million for the year ended December 31, 2017. This gain during 2017 resulted from the sale of seven mortgage-backed securities with a total book value of $77.6 million. Under ASC Topic 320 “Investments – Debt and Equity Securities,” selling a debt security after 85% of the principal outstanding has been collected is considered the equivalent to holding the security to maturity. The Company sold these securities, which had paid down over 85% of their principal, because they no longer represented an efficient investment due to the safekeeping and administrative cost required to maintain them. The Company recorded no gain or loss on sale of securities for the year ended December 31, 2016.

At December 31, 2018 and 2017, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $6.04 billion and $5.94 billion and a fair value of $5.86 billion and $5.84 billion at December 31, 2018 and 2017, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

6. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is categorized by major type as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Residential mortgage loans held for sale	$29,367	$31,389

Commercial and industrial	1,483,571	1,479,910
Real estate:
Construction, land development and other land loans	1,622,289	1,509,137
1-4 family residential (including home equity)	2,677,542	2,708,471
Commercial real estate (including multi-family residential)	3,538,557	3,315,627
Farmland	545,373	502,841
Agriculture	184,128	187,277
Consumer and other	289,486	286,121
Total loans held for investment	10,340,946	9,989,384
Total	$10,370,313	$10,020,773

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

(iii) 1-4 Family Residential Loans. The Company’s lending activities also include the origination of 1-4 family residential mortgage loans (including home equity loans) collateralized by owner-occupied and nonowner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan portfolio products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 89% of appraised value or have mortgage insurance. The Company requires mortgage title insurance and hazard insurance. The Company retains these portfolio loans for its own account rather than selling them into the secondary market. By doing so, the Company incurs interest rate risk as well as the risks associated with nonpayments on such loans. The Company’s mortgage department also offers a variety of mortgage loan products which are generally amortized over 30 years, including FHA and VA loans. The Company sells these longer-term loans into the secondary market.

(iv) Construction, Land Development and Other Land Loans. The Company makes loans to finance the construction of residential and nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, the Company may not be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Although the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, these procedures may not prevent losses from the risks described above.

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

The contractual maturity ranges of the Company’s loan portfolio by type of loan and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2018 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $17.7 million or loans held for sale of $29.4 million at December 31, 2018:

	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$578,660	$409,748	$496,876	$1,485,284
Real estate:
Construction, land development and other land loans	367,044	417,066	839,522	1,623,632
1-4 family residential (includes home equity)	27,582	88,891	2,565,064	2,681,537
Commercial (includes multi-family residential)	71,602	255,565	3,219,118	3,546,285
Agriculture (includes farmland)	153,034	99,255	479,698	731,987
Consumer and other	81,125	98,154	110,606	289,885
Total	$1,279,047	$1,368,679	$7,710,884	$10,358,610
Loans with a predetermined interest rate	$313,859	$620,876	$3,140,514	$4,075,249
Loans with a floating interest rate	965,188	747,803	4,570,370	6,283,361
Total	$1,279,047	$1,368,679	$7,710,884	$10,358,610

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 75.6% of the Company’s total loan portfolio at December 31, 2018.  As of December 31, 2018 and 2017, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of December 31, 2018 and 2017, loans outstanding to directors, officers and their affiliates totaled $1.9 million and $2.7 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	As of and for the year ended December 31,
	2018	2017
	(Dollars in thousands)
Beginning balance on January 1	$2,694	$4,493
New loans	5	175
Repayments	(776)	(1,974)
Ending balance	$1,923	$2,694

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

An aging analysis of past due loans, segregated by category of loan, is presented below:

	December 31, 2018
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$6,363	$788	$7,151	$1,386	$1,613,752	$1,622,289
Agriculture and agriculture real estate (includes farmland)	705	—	705	256	728,540	729,501
1-4 family (includes home equity) (1)	10,479	2,995	13,474	4,515	2,688,920	2,706,909
Commercial real estate (includes multi-family residential)	9,063	—	9,063	2,727	3,526,767	3,538,557
Commercial and industrial	6,652	221	6,873	4,215	1,472,483	1,483,571
Consumer and other	1,012	—	1,012	48	288,426	289,486
Total	$34,274	$4,004	$38,278	$13,147	$10,318,888	$10,370,313

	December 31, 2017
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$8,046	$588	$8,634	$583	$1,499,920	$1,509,137
Agriculture and agriculture real estate (includes farmland)	562	—	562	132	689,424	690,118
1-4 family (includes home equity) (1)	7,550	416	7,966	5,117	2,726,777	2,739,860
Commercial real estate (includes multi-family residential)	6,995	—	6,995	3,932	3,304,700	3,315,627
Commercial and industrial	17,728	—	17,728	15,277	1,446,905	1,479,910
Consumer and other	605	—	605	223	285,293	286,121
Total	$41,486	$1,004	$42,490	$25,264	$9,953,019	$10,020,773

(1)	Includes $29.4 million and $31.4 million of residential mortgage loans held for sale at December 31, 2018 and December 31, 2017, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans (1)	$13,147	$25,264	$31,642	$39,711	$31,422
Accruing loans 90 or more days past due	4,004	1,004	956	614	2,193
Total nonperforming loans	17,151	26,268	32,598	40,325	33,615
Repossessed assets	—	35	241	171	67
Other real estate	1,805	11,152	15,463	2,963	3,237
Total nonperforming assets	$18,956	$37,455	$48,302	$43,459	$36,919
Nonperforming assets to total loans and other real estate	0.18%	0.37%	0.50%	0.46%	0.40%

(1)	Includes troubled debt restructurings of $51 thousand, $53 thousand, $97 thousand, $681 thousand and $911 thousand for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

The Company had $19.0 million in nonperforming assets at December 31, 2018 compared with $37.5 million at December 31, 2017 and $48.3 million at December 31, 2016. Nonperforming assets were 0.18% of total loans and other real estate at December 31, 2018 compared with 0.37% of total loans and other real estate at December 31, 2017 and 0.50% of total loans and other real estate at December 31, 2016. The nonperforming assets consisted of 83 separate credits or other real estate properties at December 31, 2018, compared with 99 at December 31, 2017 and 158 at December 31, 2016.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.7 million, $2.7 million and $3.2 million would have been recorded as income for the years ended December 31, 2018, 2017 and 2016, respectively. The Company had $13.1 million, $25.3 million and $31.6 million in nonaccrual loans at December 31, 2018, 2017 and 2016, respectively.

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

	December 31, 2018
	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$993	$995	$—	$788
Agriculture and agriculture real estate (includes farmland)	256	311	—	194
1-4 family (includes home equity)	4,177	4,903	—	4,048
Commercial real estate (includes multi-family residential)	2,727	2,848	—	2,475
Commercial and industrial	2,870	3,810	—	5,358
Consumer and other	48	76	—	135
Total	11,071	12,943	—	12,998
With an allowance recorded:
Construction, land development and other land loans	391	391	58	195
Agriculture and agriculture real estate (includes farmland)	—	—	—	—
1-4 family (includes home equity)	266	289	56	729
Commercial real estate (includes multi-family residential)	—	—	—	743
Commercial and industrial	1,328	1,332	571	3,740
Consumer and other	—	—	—	—
Total	1,985	2,012	685	5,407
Total:
Construction, land development and other land loans	1,384	1,386	58	983
Agriculture and agriculture real estate (includes farmland)	256	311	—	194
1-4 family (includes home equity)	4,443	5,192	56	4,777
Commercial real estate (includes multi-family residential)	2,727	2,848	—	3,218
Commercial and industrial	4,198	5,142	571	9,098
Consumer and other	48	76	—	135
	$13,056	$14,955	$685	$18,405

	December 31, 2017
	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$583	$600	$—	$298
Agriculture and agriculture real estate (includes farmland)	132	178	—	70
1-4 family (includes home equity)	3,920	4,181	—	3,185
Commercial real estate (includes multi-family residential)	2,222	2,254	—	2,703
Commercial and industrial	7,846	10,460	—	8,386
Consumer and other	222	269	—	170
Total	14,925	17,942	—	14,812
With an allowance recorded:
Construction, land development and other land loans	—	—	—	—
Agriculture and agriculture real estate (includes farmland)	—	—	—	77
1-4 family (includes home equity)	1,191	1,213	559	814
Commercial real estate (includes multi-family residential)	1,486	1,499	366	887
Commercial and industrial	6,152	6,373	2,654	9,740
Consumer and other	—	—	—	2
Total	8,829	9,085	3,579	11,520
Total:
Construction, land development and other land loans	583	600	—	298
Agriculture and agriculture real estate (includes farmland)	132	178	—	147
1-4 family (includes home equity)	5,111	5,394	559	3,999
Commercial real estate (includes multi-family residential)	3,708	3,753	366	3,590
Commercial and industrial	13,998	16,833	2,654	18,126
Consumer and other	222	269	—	172
	$23,754	$27,027	$3,579	$26,332

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

Grade 5—Credits in this category constitute an undue and unwarranted credit risk; however, the factors do not rise to a level of substandard. These credits have potential weaknesses and/or declining trends that, if not corrected, could expose the Company to risk at a future date. These loans are monitored on the Company’s internally generated watch list and evaluated on a quarterly basis.

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

Grade 8—Credits in this category include “doubtful” loans in accordance with regulatory guidance. Such loans are no longer accruing interest and factors indicate a loss is imminent. These loans are also deemed “impaired.” While a specific reserve may be in place while the loan and collateral is being evaluated these loans are typically charged down to an amount the Company estimates is collectible.

Grade 9—Credits in this category are deemed a “loss” in accordance with regulatory guidelines and have been charged off or charged down. The Company may continue collection efforts and may have partial recovery in the future.

The following table presents loans by risk grade and category of loan at December 31, 2018. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$15,725	$—	$—	$59,979	$37,135	$112,839
Grade 2	1,040	3,974	21,465	22,207	11,003	55,802	115,491
Grade 3	1,509,532	636,674	2,598,600	2,974,474	1,083,328	171,758	8,974,366
Grade 4	99,087	66,650	61,430	481,735	243,743	20,164	972,809
Grade 5	3,673	5,578	12,522	37,942	58,088	2,978	120,781
Grade 6	7,081	282	4,332	16,006	23,081	1,601	52,383
Grade 7	1,384	256	4,395	2,727	4,165	48	12,975
Grade 8	—	—	48	—	33	—	81
Grade 9	—	—	—	—	—	—	—
PCI Loans (2)	492	362	4,117	3,466	151	—	8,588
Total	$1,622,289	$729,501	$2,706,909	$3,538,557	$1,483,571	$289,486	$10,370,313

(1)	Includes $29.4 million of residential mortgage loans held for sale at December 31, 2018.
(2)	Of the total PCI loans, $19 thousand were classified as substandard at December 31, 2018, with no specific reserves allocated to them.

The following table presents loans by risk grade and category of loan at December 31, 2017. Impaired loans include loans in risk grades 7, 8 and 9.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$14,084	$—	$—	$50,174	$38,029	$102,287
Grade 2	1,848	4,190	28,053	18,953	20,561	52,210	125,815
Grade 3	1,419,648	594,082	2,632,788	2,955,774	1,084,580	180,494	8,867,366
Grade 4	78,117	68,019	61,146	272,848	209,279	10,226	699,635
Grade 5	788	7,964	3,558	34,811	58,655	3,200	108,976
Grade 6	7,284	1,266	4,640	16,415	39,611	1,740	70,956
Grade 7	583	132	4,681	3,708	13,755	222	23,081
Grade 8	—	—	430	—	243	—	673
Grade 9	—	—	—	—	—	—	—
PCI Loans (2)	869	381	4,564	13,118	3,052	—	21,984
Total	$1,509,137	$690,118	$2,739,860	$3,315,627	$1,479,910	$286,121	$10,020,773

(1)	Includes $31.4 million of residential mortgage loans held for sale at December 31, 2017.
(2)	Of the total PCI loans, $1.5 million were classified as substandard at December 31, 2017, with no specific reserves allocated to them.

Allowance for Credit Losses. The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of December 31, 2018 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

The allowance for credit losses is further determined by the size of the loan portfolio subject to the allowance methodology and environmental factors that include Company-specific risk indicators and general economic conditions, both of which are constantly changing. The Company evaluates the economic and portfolio-specific factors on a quarterly basis to determine a qualitative component of the general valuation allowance. The factors include economic metrics, business conditions, delinquency trends, credit concentrations, nature and volume of the portfolio and other adjustments for items not covered by specific reserves and historical loss experience. Management’s assessment of qualitative factors is a statistically based approach to determine the inherent probable loss associated with such factors. Based on the Company’s actual historical loan loss experience relative to economic and loan portfolio-specific factors at the time the losses occurred, management is able to identify the probable level of incurred losses as of the date of measurement. The correlation of historical loss experience with current economic conditions provides an estimate of inherent and probable losses that has not been previously factored into the general valuation allowance by the determination of specific reserves and recent historical losses. Additionally, the Company considers qualitative factors not easily quantified and the possibility of model imprecision.

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

At December 31, 2018, the allowance for credit losses totaled $86.4 million or 0.83% of total loans, including acquired loans with discounts. At December 31, 2017, the allowance for credit losses totaled $84.0 million or 0.84% of total loans, and at December 31, 2016, the allowance aggregated $85.3 million or 0.89% of total loans, both including acquired loans with discounts. The allowance for credit losses totaled $86.4 million at December 31, 2018 compared with $84.0 million at December 31, 2017, an increase of $2.4 million or 2.9%.

The following tables detail the activity in the allowance for credit losses by category of loan and the allowance for credit losses and recorded investment in loans by category of loan on the basis of the impairment methodology used to determine the allowance for credit losses, excluding $29.4 million, $31.4 million and $27.0 million of residential mortgage loans held for sale, for the years ended December 31, 2018, 2017 and 2016, respectively.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2018	$14,815	$3,772	$14,490	$10,628	$38,810	$1,526	$84,041
Provision for credit losses	985	(352)	69	2,104	10,448	3,096	16,350
Charge-offs	(246)	(25)	(497)	(1,523)	(11,296)	(4,186)	(17,773)
Recoveries	28	298	73	11	2,261	1,151	3,822
Net charge-offs	(218)	273	(424)	(1,512)	(9,035)	(3,035)	(13,951)
Balance December 31, 2018	$15,582	$3,693	$14,135	$11,220	$40,223	$1,587	$86,440
Allowance for credit losses related to:
December 31, 2018
Individually evaluated for impairment	$58	$—	$56	$—	$571	$—	$685
Collectively evaluated for impairment	15,524	3,693	14,079	11,220	39,652	1,587	85,755
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$15,582	$3,693	$14,135	$11,220	$40,223	$1,587	$86,440
Recorded investment in loans:
December 31, 2018
Individually evaluated for impairment	$1,384	$256	$4,443	$2,727	$4,198	$48	$13,056
Collectively evaluated for impairment	1,620,413	728,883	2,668,982	3,532,364	1,479,222	289,438	10,319,302
PCI loans	492	362	4,117	3,466	151	—	8,588
Total loans evaluated for impairment	$1,622,289	$729,501	$2,677,542	$3,538,557	$1,483,571	$289,486	$10,340,946

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2017	$14,984	$4,073	$16,571	$12,256	$35,836	$1,606	$85,326
Provision for credit losses	(297)	(458)	(2,008)	(1,476)	16,047	2,517	14,325
Charge-offs	(9)	(53)	(229)	(155)	(14,836)	(3,652)	(18,934)
Recoveries	137	210	156	3	1,763	1,055	3,324
Net charge-offs	128	157	(73)	(152)	(13,073)	(2,597)	(15,610)
Balance December 31, 2017	$14,815	$3,772	$14,490	$10,628	$38,810	$1,526	$84,041
Allowance for credit losses related to:
December 31, 2017
Individually evaluated for impairment	$—	$—	$559	$366	$2,654	$—	$3,579
Collectively evaluated for impairment	14,815	3,772	13,931	10,262	36,156	1,526	80,462
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$14,815	$3,772	$14,490	$10,628	$38,810	$1,526	$84,041
Recorded investment in loans:
December 31, 2017
Individually evaluated for impairment	$583	$132	$5,111	$3,708	$13,998	$222	$23,754
Collectively evaluated for impairment	1,507,685	689,605	2,698,796	3,298,801	1,462,860	285,899	9,943,646
PCI loans	869	381	4,564	13,118	3,052	—	21,984
Total loans evaluated for impairment	$1,509,137	$690,118	$2,708,471	$3,315,627	$1,479,910	$286,121	$9,989,384

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2016	$14,882	$3,845	$14,891	$12,996	$33,409	$1,361	$81,384
Provision for credit losses	(2,399)	6,795	1,598	(444)	13,986	4,464	24,000
Charge-offs	(7)	(7,375)	(116)	(298)	(14,371)	(5,346)	(27,513)
Recoveries	2,508	808	198	2	2,812	1,127	7,455
Net charge-offs	2,501	(6,567)	82	(296)	(11,559)	(4,219)	(20,058)
Balance December 31, 2016	$14,984	$4,073	$16,571	$12,256	$35,836	$1,606	$85,326
Allowance for credit losses related to:
December 31, 2016
Individually evaluated for impairment	$—	$17	$150	$178	$2,820	$1	$3,166
Collectively evaluated for impairment	14,984	4,056	16,421	12,078	32,985	1,605	82,129
PCI loans	—	—	—	—	31	—	31
Total allowance for credit losses	$14,984	$4,073	$16,571	$12,256	$35,836	$1,606	$85,326
Recorded investment in loans:
December 31, 2016
Individually evaluated for impairment	$14	$161	$2,887	$3,472	$22,221	$123	$28,878
Collectively evaluated for impairment	1,262,478	671,787	2,682,259	3,142,217	1,513,534	266,299	9,538,574
PCI loans	1,431	388	5,710	16,420	3,684	—	27,633
Total loans evaluated for impairment	$1,263,923	$672,336	$2,690,856	$3,162,109	$1,539,439	$266,422	$9,595,085

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Under ASC Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications for identification as troubled debt restructurings. At December 31, 2018 and 2017, the Company had $51 thousand and $53 thousand, respectively, in outstanding troubled debt restructurings.  The following table presents information regarding the recorded investment at December 31, 2018 and 2017 of loans modified in a troubled debt restructuring during the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018			2017
	Number of Loans	Recorded Investment at Date of Restructure	Recorded Investment at Year-End	Number of Loans	Recorded Investment at Date of Restructure	Recorded Investment at Year-End
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate (includes farmland)	—	—	—	—	—	—
1-4 Family (includes home equity)	—	—	—	—	—	—
Commercial real estate (commercial mortgage and multi-family)	—	—	—	—	—	—
Commercial and industrial	2	198	12	3	8,656	—
Consumer and other	—	—	—	—	—	—
Total	2	$198	$12	3	$8,656	$—

For the year ended December 31, 2018, the Company added two loans totaling $198 thousand as new troubled debt restructurings, of which $12 thousand remained outstanding at December 31, 2018. As of December 31, 2018 there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. There were no charge-offs related to restructured loans for the year ended December 31, 2018. For the year ended December 31, 2017, the Company added three loans totaling $8.7 million as new troubled debt restructurings, none of which remained outstanding at December 31, 2017. During the year ended December 31, 2017, the Company fully charged off two loans with a recorded investment of $4.3 million at the time of charge off. These two loans were modified as troubled debt restructurings during the first quarter of 2017 and had defaulted in payment prior to the charge off. As of December 31, 2017 there had been no other defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. The modifications primarily related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

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

The following tables present fair values for assets measured at fair value on a recurring basis:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$—	$1,166	$—	$1,166
Collateralized mortgage obligations	—	12,756	—	12,756
Mortgage-backed securities	—	70,233	—	70,233
Other securities	—	—	—	—

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$—	$1,820	$—	$1,820
Collateralized mortgage obligations	—	100,061	—	100,061
Mortgage-backed securities	—	103,489	—	103,489
Other securities	12,500	—	—	12,500

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale, and impaired loans. For the year ended December 31, 2018, the Company had additions to other real estate owned of $1.6 million, of which $1.6 million were outstanding as of December 31, 2018. For the year ended December 31, 2018, the Company had additions to impaired loans of $16.4 million, of which $7.2 million were outstanding as of December 31, 2018. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2018 and remained outstanding at December 31, 2018 were not significant.

The following tables summarize the carrying values and estimated fair values of certain financial instruments not recorded at fair value on a recurring basis:

	As of December 31, 2018
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$410,575	$410,575	$—	$—	$410,575
Federal funds sold	552	552	—	—	552
Held to maturity securities	9,324,811	—	9,081,236	—	9,081,236
Loans held for sale	29,367	—	29,367	—	29,367
Loans held for investment, net of allowance	10,254,506	—	—	10,144,556	10,144,556
Other real estate owned	1,805	—	1,805	—	1,805
Liabilities
Deposits:
Noninterest-bearing	$5,666,115	$—	$5,666,115	$—	$5,666,115
Interest-bearing	11,590,443	—	11,564,521	—	11,564,521
Other borrowings	1,031,126	—	1,031,161	—	1,031,161
Securities sold under repurchase agreements	284,720	—	284,685	—	284,685

	As of December 31, 2017
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$391,616	$391,616	$—	$—	$391,616
Federal funds sold	697	697	—	—	697
Held to maturity securities	9,454,246	—	9,323,482	—	9,323,482
Loans held for sale	31,389	—	31,389	—	31,389
Loans held for investment, net of allowance	9,905,343	—	—	9,923,556	9,923,556
Other real estate owned	11,152	—	11,152	—	11,152
Liabilities
Deposits:
Noninterest-bearing	$5,623,322	$—	$5,623,322	$—	$5,623,322
Interest-bearing	12,198,138	—	12,173,164	—	12,173,164
Other borrowings	505,223	—	505,390	—	505,390
Securities sold under repurchase agreements	324,154	—	324,118	—	324,118

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

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Land	$88,209	$88,040
Buildings	212,739	204,922
Furniture, fixtures and equipment	71,203	68,858
Construction in progress	5,442	6,537
Total	377,593	368,357
Less accumulated depreciation	(120,547)	(111,292)
Premises and equipment, net	$257,046	$257,065

Depreciation expense was $12.4 million, $12.2 million and $13.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

9. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2018 were as follows (dollars in thousands):

Three months or less	$365,118	28.9%
Over three through six months	248,246	19.6
Over six through 12 months	388,610	30.8
Over 12 months	261,485	20.7
Total	$1,263,459	100.00%

Interest expense for certificates of deposit in excess of $100,000 was $13.4 million, $10.3 million and $9.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the Company had no deposits classified as brokered deposits for regulatory purposes, and there are no major concentrations of deposits with any one depositor.

10. OTHER BORROWINGS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(Dollars in thousands)
FHLB advances	$1,030,000	$500,000
FHLB long-term notes payable	1,126	5,223
Total other borrowings	1,031,126	505,223
Securities sold under repurchase agreements	284,720	324,154
Total	$1,315,846	$829,377

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2018, the Company had total funds of $5.92 billion available under this line, of which a total amount of $1.03 billion was outstanding. FHLB advances were $1.03 billion at December 31, 2018, with a weighted average interest rate of 2.65%. Long-term notes payable were $1.1 million at December 31, 2018, with a weighted average interest rate of 4.77%. The maturity dates on the FHLB notes payable range from the years 2019 to 2027 and have interest rates ranging from 4.51% to 5.23%.

Securities sold under repurchase agreements with Company customers—At December 31, 2018, the Company had $284.7 million in securities sold under repurchase agreements compared with $324.2 million at December 31, 2017, with weighted average rates paid of 0.93% and 0.39% for the years ended December 31, 2018 and 2017, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $8.9 million of repurchase agreements outstanding at December 31, 2018 have maturity dates ranging from 6 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

11. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Current	$74,346	$123,371	$115,145
Deferred	6,877	10,534	19,047
Total	$81,223	$133,905	$134,192

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 21% for 2018 and 35% for 2017 and 2016 to income before income taxes as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Taxes calculated at statutory rate	$84,637	$142,125	$143,030
(Decrease) increase resulting from:
Excess FMV on restricted stock vesting	(418)	(442)	—
Certain compensation >$1 million	651	—	—
Tax-exempt interest	(3,504)	(6,724)	(7,234)
Qualified School Construction Bond credit	(1,608)	(1,239)	(1,218)
Non taxable death benefits	(56)	(5)	(295)
BOLI income	(1,110)	(1,901)	(1,982)
Leverage lease items	—	(549)	—
State tax, net	1,482	106	1,188
Other, net	1,149	1,103	703
Tax rate change	—	1,431	—
Total	$81,223	$133,905	$134,192

Year-end deferred taxes are presented in the table below. As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, deferred taxes as of December 31, 2017 and 2018 are based on the U.S. statutory federal corporate income tax rate of 21%.

	December 31,
	2018	2017
	(Dollars in thousands)
Deferred tax assets:
Loan purchase discounts	$3,709	$7,297
Allowance for credit losses	18,009	16,897
Accrued liabilities	1,502	1,476
Restricted stock	4,036	5,640
Deferred compensation	2,421	2,433
Certificates of Deposit	—	22
Net operating losses	86	129
ORE write-downs	22	710
Investments in partnerships	—	106
Unrealized loss on available for sale securities	—	30
Other	13	19
Total deferred tax assets	29,798	34,759
Deferred tax liabilities:
Goodwill and core deposit intangibles	(23,926)	(22,664)
Bank premises and equipment	(7,379)	(7,252)
Securities	(232)	(494)
Unrealized gain on available for sale securities	(82)	—
Prepaid expenses	(658)	(566)
Deferred loan fees and costs	(4,784)	(4,091)
Investments in partnerships	(29)	—
Total deferred tax liabilities	(37,090)	(35,067)
Net deferred tax liabilities	$(7,292)	$(308)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2018.

Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no tax positions at December 31, 2018 or December 31, 2017 that did not meet the more-likely-than not recognition threshold. ASC Topic 740 “Income Taxes” also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2018 and 2017, the Company has not accrued any interest and penalties related to unrecognized tax benefits. The Company has identified its federal tax return and its state tax returns in Texas, Oklahoma and Arkansas as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal return are the 2015 through 2018 tax years. The Company has assumed to net operating loss carryforwards, “acquired NOLs”, through its acquisitions. The tax periods of the acquired entities from which these acquired NOLs originated are considered open years for purposes of adjusting the amount of the acquired NOLs used in the Company’s open years. Net operating loss carryforwards expire in tax years beginning in 2028 through 2031.

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

12. STOCK INCENTIVE PROGRAMS

At December 31, 2018, the Company had two stock-based employee compensation plans with awards outstanding. One of these plans has expired and therefore no additional awards may be issued under that plan. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The Company recognized stock-based compensation expense of $10.5 million, $6.9 million and $9.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. There was approximately $2.0 million, $2.4 million and $3.3 million of income tax benefit recorded for the stock-based compensation expense for the same periods, respectively.

In December 2004, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by Bancshares’ shareholders on February 23, 2005. The 2004 Plan authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provided for grants of incentive and nonqualified stock options to employees and nonqualified stock options to directors who are not employees. The 2004 Plan also provided for grants of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 191,625 options and 786,418 shares of restricted stock have been granted under the 2004 Plan as of December 31, 2018. No options granted under the 2004 Plan were outstanding at December 31, 2018. The 2004 Plan has expired and therefore no additional shares may be issued under the 2004 Plan.

On February 22, 2012, Bancshares’ Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders on April 17, 2012. The 2012 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. A total of 721,848 shares of restricted stock have been granted under the 2012 Plan as of December 31, 2018.

Stock Options

Stock options are issued at the current market price on the date of the grant, subject to a pre-determined vesting period with a contractual term of 10 years. Options assumed in connection with acquisitions have contractual terms as established in the original option grant agreements entered into prior to acquisition. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes pricing model utilizes certain assumptions including expected life of the option, risk free interest rate, volatility and dividend yield. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. There were no options issued for the years ended December 31, 2018, 2017 and 2016 and the Company had no options outstanding at December 31, 2018.

A summary of changes in outstanding vested and unvested options during the three-year period ended December 31, 2018 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, December 31, 2015	29	$32.14	2.60	$453
Options granted	—	—
Options forfeited	—	—
Options exercised	(24)	32.65
Options outstanding, December 31, 2016	5	$29.69	2.75	210
Options granted	—	—
Options forfeited	—	—
Options exercised	(5)	29.69
Options outstanding, December 31, 2017	—	—	—	—
Options granted	—	—
Options forfeited	—	—
Options exercised	—	—
Options outstanding, December 31, 2018	—	$—	—	$—
Shares vested or expected to vest, December 31, 2018	—	$—	—	$—
Shares exercisable, December 31, 2018	—	$—	—	$—

The Company received no cash from the exercise of stock options during the year ended December 31, 2018, as all options vested prior to 2018. The Company received $148 thousand and $778 thousand in cash from the exercise of stock options during the years ended December 31, 2017 and 2016, respectively. There was no tax benefit realized from exercises of the stock-based compensation arrangements during the years ended December 31, 2018, 2017 and 2016.

Restricted Stock

The Company has granted shares of restricted stock pursuant to the 2004 and 2012 Plans. These shares of restricted stock generally vest over a period of one to five years. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period. Compensation expense related to restricted stock was $10.5 million, $6.9 million and $9.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

A summary of the status of nonvested shares of restricted stock as of December 31, 2018, and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, December 31, 2017	418	$56.53
Share awards granted	390	73.60
Unvested share awards forfeited	(34)	69.71
Share awards vested	(333)	56.97
Nonvested share awards outstanding, December 31, 2018	441	$70.46

The total fair value of restricted stock awards that fully vested during the year ended December 31, 2018 was $24.5 million.

As of December 31, 2018, there was $18.8 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.50 years.

13. OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense totals are more fully detailed in the following tables. Any components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented, as well as amounts the Company elected to present, are stated separately.

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Other noninterest income
Banking related service fees	$6,143	$6,107	$4,825
Bank Owned Life Insurance (BOLI)	5,284	5,430	5,663
Rental income	1,698	1,946	2,484
Other	8,644	8,492	7,893
Total	$21,769	$21,975	$20,865
Other noninterest expense
Advertising	$2,838	$2,932	$2,845
Losses	1,805	2,519	2,439
Printing and supplies	2,392	2,035	2,334
Professional and legal fees	6,041	4,843	4,346
Property taxes	7,779	7,424	7,770
Travel and development	4,658	4,398	4,455
Other	10,301	9,578	9,089
Total	$35,814	$33,729	$33,278

14. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Code and excluding catch-up contributions. Such matching contributions were approximately $4.7 million, $4.3 million and $4.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

15. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2018 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB advances and notes payable and operating leases as of December 31, 2018 are summarized below. The future interest payments were calculated using the current rate in effect at December 31, 2018. Payments for FHLB notes payable include interest of $131 thousand that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank advances and notes payable	$1,030,457	$586	$125	$89	$1,031,257
Operating leases	4,897	7,101	4,344	3,597	19,939
Total	$1,035,354	$7,687	$4,469	$3,686	$1,051,196

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2018 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$60,600	$4,096	$1,647	$—	$66,343
Commitments to extend credit	1,005,274	442,088	125,249	922,239	2,494,850
Total	$1,065,874	$446,184	$126,896	$922,239	$2,561,193

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

At December 31, 2018, $210.6 million of commitments to extend credit and standby letters of credit have fixed rates ranging from 1.8% to 21.0%.

The Company evaluates customer creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Leases—The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2018 (dollars in thousands):

2019	$4,897
2020	4,088
2021	3,013
2022	2,319
2023	2,025
Thereafter	3,597
$19,939

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all operating lease obligations aggregated approximately $6.1 million for the year ended December 31, 2018, $6.7 million for the year ended December 31, 2017 and $7.4 million for the year ended December 31, 2016.

Litigation—The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. After consultations with legal counsel, the Company and the Bank believe that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

16. OTHER COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2018			2017			2016
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain or loss during the period	$535	$(112)	$423	$(2,314)	$790	$(1,524)	$(967)	$338	$(629)
Total securities available for sale	535	(112)	423	(2,314)	790	(1,524)	(967)	338	(629)
Total other comprehensive income (loss)	$535	$(112)	$423	$(2,314)	$790	$(1,524)	$(967)	$338	$(629)

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2018	$(113)	$(113)
Other comprehensive income	423	423
Balance at December 31, 2018	$310	$310
Balance at January 1, 2017	$1,411	$1,411
Other comprehensive loss	(1,524)	(1,524)
Balance at December 31, 2017	$(113)	$(113)
Balance at January 1, 2016	$2,040	$2,040
Other comprehensive loss	(629)	(629)
Balance at December 31, 2016	$1,411	$1,411

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

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios of CET1, Tier 1 and Total capital to risk weighted assets, and of Tier 1 capital to adjusted quarterly average assets as defined in the regulations. As of December 31, 2018, the Company and the Bank met all capital adequacy requirements to which they were subject.

The Basel III Capital Rules require a “capital conservation buffer,” composed entirely of CET1, in addition to the minimum risk-weighted asset capital ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The required phase-in buffer during 2018 was 1.875%.

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

As of December 31, 2018, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification which management believes have changed the Bank’s category. To be categorized as well capitalized the Bank must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios as set forth in the table below.

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2018 and 2017:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer for 2018		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2018 (1)
CET1 Capital (to Risk Weighted Assets)	$2,124,883	16.32%	$585,799	4.50%	$829,881	6.375%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	2,124,883	16.32%	781,065	6.00%	1,025,148	7.875%	N/A	N/A
Total Capital (to Risk Weighted Assets)	2,211,323	16.99%	1,041,420	8.00%	1,285,503	9.875%	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	2,124,883	10.23%	830,638	4.00%	830,638	4.000%	N/A	N/A
As of December 31, 2017 (1)
CET1 Capital (to Risk Weighted Assets)	$1,898,009	15.08%	$566,568	4.50%	$723,948	5.750%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	1,898,009	15.08%	755,424	6.00%	912,805	7.250%	N/A	N/A
Total Capital (to Risk Weighted Assets)	1,982,051	15.74%	1,007,233	8.00%	1,164,613	9.250%	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	1,898,009	9.31%	815,633	4.00%	815,633	4.000%	N/A	N/A
BANK ONLY:
As of December 31, 2018 (1)
CET1 Capital (to Risk Weighted Assets)	$2,112,412	16.24%	$585,490	4.50%	$829,444	6.375%	$845,708	6.50%
Tier 1 Capital (to Risk Weighted Assets)	2,112,412	16.24%	780,653	6.00%	1,024,608	7.875%	1,040,871	8.00%
Total Capital (to Risk Weighted Assets)	2,198,852	16.90%	1,040,871	8.00%	1,284,825	9.875%	1,301,089	10.00%
Tier 1 Capital (to Average Tangible Assets)	2,112,412	10.18%	830,335	4.00%	830,335	4.000%	1,037,919	5.00%
As of December 31, 2017 (1)
CET1 Capital (to Risk Weighted Assets)	$1,884,811	14.98%	$566,260	4.50%	$723,554	5.750%	$817,931	6.50%
Tier 1 Capital to Risk Weighted Assets)	1,884,811	14.98%	755,013	6.00%	912,308	7.250%	1,006,684	8.00%
Total Capital (to Risk Weighted Assets)	1,968,852	15.65%	1,006,684	8.00%	1,163,979	9.250%	1,258,355	10.00%
Tier 1 Capital (to Average Tangible Assets)	1,884,811	9.25%	815,199	4.00%	815,199	4.000%	1,018,999	5.00%

(1)	Calculated pursuant to the phase-in provisions of the Basel III Capital Rules.

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends declared to be paid by Bancshares during the years ended December 31, 2018, 2017 and 2016 were $104.1 million, $95.9 million and $86.2 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2018, 2017 and 2016 were $101.0 million, $95.0 million and $141.5 million, respectively.

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2018	2017
	(Dollars in thousands)
ASSETS
Cash	$2,071	$3,528
Investment in subsidiary	4,036,370	3,806,973
Goodwill	3,982	3,982
Other assets	10,401	9,671
TOTAL	$4,052,824	$3,824,154

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$—	$—
Total liabilities	—	—
SHAREHOLDERS’ EQUITY:
Common stock	69,847	69,491
Capital surplus	2,045,351	2,035,219
Retained earnings	1,937,316	1,719,557
Unrealized gain (loss) on available for sale securities, net of tax	310	(113)
Total shareholders’ equity	4,052,824	3,824,154
TOTAL	$4,052,824	$3,824,154

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiary	$101,000	$95,000	$141,456
Other income	30	32	34
Total income	101,030	95,032	141,490
OPERATING EXPENSE:
Junior subordinated debentures interest expense	—	—	37
Stock based compensation expense (includes restricted stock)	10,488	6,942	9,547
Other expenses	538	597	613
Total operating expense	11,026	7,539	10,197
INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	90,004	87,493	131,293
FEDERAL INCOME TAX BENEFIT (EXPENSE)	2,834	(1,932)	3,568
INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	92,838	85,561	134,861
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	228,974	186,604	139,605
NET INCOME	$321,812	$272,165	$274,466

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net income	$321,812	$272,165	$274,466
Other comprehensive income (loss), before tax:
Securities available for sale:
Change in unrealized gain during period	535	(2,314)	(967)
Total other comprehensive income (loss)	535	(2,314)	(967)
Deferred tax related to other comprehensive income (loss)	(112)	790	338
Other comprehensive income (loss), net of tax	423	(1,524)	(629)
Comprehensive income	$322,235	$270,641	$273,837

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$321,812	$272,165	$274,466
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(228,974)	(186,604)	(139,605)
Stock based compensation expense (includes restricted stock)	10,488	6,942	9,547
(Increase) decrease in other assets	(730)	4,815	41
Net cash provided by operating activities	102,596	97,318	144,449
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	—	—	(39,006)
Cash acquired from acquisitions	—	—	72
Net cash used in investing activities	—	—	(38,934)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of junior subordinated debentures	—	—	(7,217)
Proceeds from stock option exercises	—	148	778
Repurchase of common stock	—	—	(51,057)
Payments of cash dividends	(104,053)	(95,888)	(86,226)
Net cash used in financing activities	(104,053)	(95,740)	(143,722)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,457)	1,578	(38,207)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,528	1,950	40,157
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,071	$3,528	$1,950