Form 10-Q
period 2019-03-31
PROSPERITY BANCSHARES INC
filed 2019-05-07
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $1.00 per share	PB	New York Stock Exchange, Inc.

As of May 3, 2019, there were 69,862,259 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$291,498	$410,575
Federal funds sold	566	552
Total cash and cash equivalents	292,064	411,127
Available for sale securities, at fair value	79,776	84,155
Held to maturity securities, at cost (fair value of $8,975,295 and $9,081,236, respectively)	9,057,869	9,324,811
Total securities	9,137,645	9,408,966
Loans held for sale	24,398	29,367
Loans held for investment	10,389,624	10,340,946
Total loans	10,414,022	10,370,313
Less: allowance for credit losses	(86,091)	(86,440)
Loans, net	10,327,931	10,283,873
Accrued interest receivable	55,867	56,532
Goodwill	1,900,845	1,900,845
Core deposit intangibles, net	31,564	32,883
Bank premises and equipment, net	257,595	257,046
Other real estate owned	2,096	1,805
Bank owned life insurance (BOLI)	260,404	260,335
Federal Home Loan Bank of Dallas stock	48,524	55,959
Other assets	39,706	24,031
TOTAL ASSETS	$22,354,241	$22,693,402
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$5,673,707	$5,666,115
Interest-bearing	11,524,063	11,590,443
Total deposits	17,197,770	17,256,558
Other borrowings	680,952	1,031,126
Securities sold under repurchase agreements	254,573	284,720
Accrued interest payable	4,425	4,201
Other liabilities	106,731	63,973
Total liabilities	18,244,451	18,640,578
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 69,845,925 shares issued and outstanding at March 31, 2019; 69,846,825 shares issued and outstanding at December 31, 2018	69,846	69,847
Capital surplus	2,048,156	2,045,351
Retained earnings	1,991,081	1,937,316
Accumulated other comprehensive income —net unrealized gain on available for sale securities, net of tax expense of $188 and $82, respectively	707	310
Total shareholders’ equity	4,109,790	4,052,824
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,354,241	$22,693,402

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$130,065	$116,246
Securities	55,648	54,457
Federal funds sold and other earning assets	402	315
Total interest income	186,115	171,018
INTEREST EXPENSE:
Deposits	25,128	14,472
Other borrowings	5,317	2,973
Securities sold under repurchase agreements	759	350
Total interest expense	31,204	17,795
NET INTEREST INCOME	154,911	153,223
PROVISION FOR CREDIT LOSSES	700	9,000
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	154,211	144,223
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	7,816	7,827
Credit card, debit card and ATM card income	5,971	5,961
Service charges on deposit accounts	4,998	5,275
Trust income	2,595	2,728
Mortgage income	722	763
Brokerage income	673	625
Gain on sale of assets	58	—
Other	5,311	4,759
Total noninterest income	28,144	27,938
NONINTEREST EXPENSE:
Salaries and employee benefits	51,073	50,399
Net occupancy and equipment	5,466	5,609
Credit and debit card, data processing and software amortization	4,573	4,448
Regulatory assessments and FDIC insurance	2,374	3,575
Core deposit intangibles amortization	1,319	1,568
Depreciation	3,104	3,033
Communications	2,270	2,580
Other real estate expense, net	(94)	211
Other	8,486	8,631
Total noninterest expense	78,571	80,054
INCOME BEFORE INCOME TAXES	103,784	92,107
PROVISION FOR INCOME TAXES	21,382	17,746
NET INCOME	$82,402	$74,361
EARNINGS PER SHARE:
Basic	$1.18	$1.07
Diluted	$1.18	$1.07

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Net income	$82,402	$74,361
Other comprehensive income, before tax:
Securities available for sale:
Change in unrealized gain during the period	503	200
Total other comprehensive income	503	200
Deferred taxes related to other comprehensive income	(106)	(42)
Other comprehensive income, net of tax	397	158
Comprehensive income	$82,799	$74,519

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2017	69,490,910	$69,491	$2,035,219	$1,719,557	$(113)	$3,824,154
Net income				74,361		74,361
Other comprehensive income					158	158
Common stock issued in connection with the issuance of restricted stock awards, net	328,376	328	(328)			—
Stock based compensation expense			2,607			2,607
Cash dividends declared, $0.36 per share				(25,135)		(25,135)
BALANCE AT MARCH 31, 2018	69,819,286	$69,819	$2,037,498	$1,768,783	$45	$3,876,145

BALANCE AT DECEMBER 31, 2018	69,846,825	$69,847	$2,045,351	$1,937,316	$310	$4,052,824
Net income				82,402		82,402
Other comprehensive income					397	397
Common stock issued in connection with the issuance of restricted stock awards, net	(900)	(1)	1			—
Stock based compensation expense			2,804			2,804
Cash dividends declared, $0.41 per share				(28,637)		(28,637)
BALANCE AT MARCH 31, 2019	69,845,925	$69,846	$2,048,156	$1,991,081	$707	$4,109,790

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,402	$74,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	4,423	4,601
Provision for credit losses	700	9,000
Net amortization of premium on investments	6,589	8,450
Net (gain) loss on sale of other real estate	(177)	122
Gain on sale of assets	(58)	—
Net accretion of discount on loans	(1,793)	(2,326)
Net amortization of premium on deposits	—	(53)
Gain on sale of loans	(711)	(705)
Proceeds from sale of loans held for sale	39,556	40,916
Originations of loans held for sale	(33,876)	(43,373)
Stock based compensation expense	2,804	2,607
Decrease (increase) in accrued interest receivable and other assets	7,034	(7,406)
Increase (decrease) in accrued interest payable and other liabilities	26,672	(8,666)
Net cash provided by operating activities	133,565	77,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	391,109	440,176
Purchase of held to maturity securities	(130,760)	(497,004)
Proceeds from maturities and principal paydowns of available for sale securities	3,004,707	1,610,394
Purchase of available for sale securities	(2,999,821)	(1,599,954)
Net (increase) decrease in loans held for investment	(49,963)	5,331
Purchase of bank premises and equipment	(3,633)	(3,078)
Proceeds from sale of bank premises, equipment and other real estate	1,347	634
Proceeds from insurance claims	2,132	1,028
Net cash provided by (used in) investing activities	215,118	(42,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	7,592	84,672
Net decrease in interest-bearing deposits	(66,380)	(573,200)
Net (repayments of) proceeds from other short-term borrowings	(350,000)	315,000
Repayments of other long-term borrowings	(174)	(144)
Net (decrease) increase in securities sold under repurchase agreements	(30,147)	15,422
Payments of cash dividends	(28,637)	(25,135)
Net cash used in financing activities	(467,746)	(183,385)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(119,063)	(148,330)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	411,127	392,313
CASH AND CASH EQUIVALENTS, END OF PERIOD	$292,064	$243,983

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$1,370	$47

SUPPLEMENTAL INFORMATION:
Income taxes paid	$—	$62,230
Interest paid	30,980	17,748

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period.

2. INCOME PER COMMON SHARE

As of March 31, 2019, all stock options have been exercised and there are no options outstanding.

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2019		2018
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$82,402		$74,361
Basic:
Weighted average shares outstanding	69,847	$1.18	69,768	$1.07
Diluted:
Weighted average shares outstanding	69,847	$1.18	69,768	$1.07

There were no stock options exercisable during the three months ended March 31, 2019 or 2018 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Additionally, available for sale debt securities may realize value either through collection of contractual cash flows or through sale of the security at fair value. Therefore, the amendments limit the amount of the allowance for credit losses to the difference between amortized cost and fair value. ASU 2016-13 will be effective for the Company as of January 1, 2020. The Company has formed a working group comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others, to assist in the implementation of ASU 2016-13. The Company is currently working through an implementation plan that includes assessment of processes, portfolio segmentation and model development. The Company is working with a third-party vendor to assist with implementation and model development. CECL compliant models are currently in the development stage, with model testing and documentation being performed concurrently. The Company continues to evaluate the potential impact of ASU 2016‑13 on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

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

The Company’s leases relate primarily to office space and banking centers. The Company identified and reviewed existing leases applicable to ASU 2016-02 and elected certain optional practical expedients: 1) not to reassess whether any expired or existing contracts are or contain leases, 2) not to reassess the lease classification for any expired or existing lease, 3) not to reassess initial direct cost for any existing leases and 4) not to separately identify lease and non-lease components. Additionally, the Company elected the short-term lease exemption for lease terms less than 12 months. The Company adopted ASU 2016-02 on January 1, 2019 using a modified retrospective transition approach without adjusting comparative periods. With the adoption of the new standard, the Company recognized right-of-use assets and lease liabilities of $17.3 million as of January 1, 2019. See Note 9 “Contractual Obligations and Off-Balance Sheet Items — Contractual Obligations — Leases” for additional information.

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,004	$4	$—	$1,008
Collateralized mortgage obligations	12,164	29	(32)	12,161
Mortgage-backed securities	65,713	900	(6)	66,607
Total	$78,881	$933	$(38)	$79,776
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$22,823	$19	$(56)	$22,786
States and political subdivisions	225,757	4,158	(82)	229,833
Collateralized mortgage obligations	489	3	(2)	490
Mortgage-backed securities	8,808,800	28,624	(115,238)	8,722,186
Total	$9,057,869	$32,804	$(115,378)	$8,975,295

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,159	$7	$—	$1,166
Collateralized mortgage obligations	12,724	69	(37)	12,756
Mortgage-backed securities	69,880	553	(200)	70,233
Total	$83,763	$629	$(237)	$84,155
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$25,778	$—	$(100)	$25,678
States and political subdivisions	253,198	3,440	(777)	255,861
Collateralized mortgage obligations	509	1	(2)	508
Mortgage-backed securities	9,045,326	5,798	(251,935)	8,799,189
Total	$9,324,811	$9,239	$(252,814)	$9,081,236

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of March 31, 2019, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2019, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been recognized in the Company’s consolidated statement of income.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	March 31, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$3,337	$(6)	$2,007	$(26)	$5,344	$(32)
Mortgage-backed securities	23,664	(5)	74	(1)	23,738	(6)
Total	$27,001	$(11)	$2,081	$(27)	$29,082	$(38)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$—	$18,849	$(56)	$18,849	$(56)
States and political subdivisions	22,667	(26)	33,873	(56)	56,540	(82)
Collateralized mortgage obligations	82	(2)	281	—	363	(2)
Mortgage-backed securities	54,633	(262)	6,477,004	(114,976)	6,531,637	(115,238)
Total	$77,382	$(290)	$6,530,007	$(115,088)	$6,607,389	$(115,378)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

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

At March 31, 2019 and December 31, 2018, there were 471 securities and 731 securities, respectively, in an unrealized loss position for 12 months or more.

The amortized cost and fair value of investment securities at March 31, 2019, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$46,952	$46,956	$700	$701
Due after one year through five years	123,215	123,841	304	307
Due after five years through ten years	72,701	75,991	—	—
Due after ten years	5,712	5,831	—	—
Subtotal	248,580	252,619	1,004	1,008
Mortgage-backed securities and collateralized mortgage obligations	8,809,289	8,722,676	77,877	78,768
Total	$9,057,869	$8,975,295	$78,881	$79,776

The Company recorded no gain or loss on the sale of securities for the three months ended March 31, 2019 and 2018. As of March 31, 2019, the Company did not own any non-agency collateralized mortgage obligations.

At March 31, 2019 and December 31, 2018, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.91 billion and $6.04 billion and a fair value of $5.84 billion and $5.86 billion at March 31, 2019 and December 31, 2018, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Residential mortgage loans held for sale	$24,398	$29,367

Commercial and industrial	1,498,588	1,483,571
Real estate:
Construction, land development and other land loans	1,709,283	1,622,289
1-4 family residential (includes home equity)	2,682,312	2,677,542
Commercial real estate (includes multi-family residential)	3,496,688	3,538,557
Farmland	543,198	545,373
Agriculture	165,150	184,128
Consumer and other	294,405	289,486
Total loans held for investment	10,389,624	10,340,946
Total	$10,414,022	$10,370,313

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 75.7% of the Company’s total loan portfolio at March 31, 2019. As of March 31, 2019 and December 31, 2018, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of March 31, 2019 and December 31, 2018, loans outstanding to directors, officers and their affiliates totaled $1.8 million and $1.9 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the three months ended March 31, 2019	As of and for the year ended December 31, 2018
	(Dollars in thousands)
Beginning balance on January 1	$1,923	$2,694
New loans	—	5
Repayments	(116)	(776)
Ending balance	$1,807	$1,923

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

An aging analysis of past due loans, segregated by category of loan, is presented below:

	March 31, 2019
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$6,685	$588	$7,273	$814	$1,701,196	$1,709,283
Agriculture and agriculture real estate (includes farmland)	713	—	713	542	707,093	708,348
1-4 family (includes home equity) (1)	7,577	59	7,636	15,656	2,683,418	2,706,710
Commercial real estate (includes multi-family residential)	10,064	—	10,064	3,949	3,482,675	3,496,688
Commercial and industrial	11,769	—	11,769	16,470	1,470,349	1,498,588
Consumer and other	1,050	—	1,050	60	293,295	294,405
Total	$37,858	$647	$38,505	$37,491	$10,338,026	$10,414,022

	December 31, 2018
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$6,363	$788	$7,151	$1,386	$1,613,752	$1,622,289
Agriculture and agriculture real estate (includes farmland)	705	—	705	256	728,540	729,501
1-4 family (includes home equity) (1)	10,479	2,995	13,474	4,515	2,688,920	2,706,909
Commercial real estate (includes multi-family residential)	9,063	—	9,063	2,727	3,526,767	3,538,557
Commercial and industrial	6,652	221	6,873	4,215	1,472,483	1,483,571
Consumer and other	1,012	—	1,012	48	288,426	289,486
Total	$34,274	$4,004	$38,278	$13,147	$10,318,888	$10,370,313

(1) Includes $24.4 million and $29.4 million of residential mortgage loans held for sale at March 31, 2019 and December 31, 2018, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans (1)	$37,491	$13,147
Accruing loans 90 or more days past due	647	4,004
Total nonperforming loans	38,138	17,151
Repossessed assets	649	—
Other real estate	2,096	1,805
Total nonperforming assets	$40,883	$18,956

Nonperforming assets to total loans and other real estate	0.39%	0.18%

(1) Includes troubled debt restructurings of $14.8 million and $51 thousand as of March 31, 2019 and December 31, 2018, respectively.

The Company had $40.9 million in nonperforming assets at March 31, 2019 compared with $19.0 million at December 31, 2018. Nonperforming assets were 0.39% of total loans and other real estate at March 31, 2019 compared with 0.18% of total loans and other real estate at December 31, 2018.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $602 thousand and $526 thousand would have been recorded as income for the three months ended March 31, 2019 and 2018, respectively. The Company had $37.5 million in nonaccrual loans at March 31, 2019 compared with $22.6 million at March 31, 2018.

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

PCI Loans.  The recorded investment in PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
PCI loans:
Outstanding balance	$10,844	$11,419
Discount	(2,512)	(2,831)
Recorded investment	$8,332	$8,588

Changes in the accretable yield for acquired PCI loans for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$1,534	$8,121
Reclassifications from nonaccretable	19	250
Accretion	(319)	(686)
Balance at March 31,	$1,234	$7,685

Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

Non-PCI Loans. The recorded investment in Non-PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$490,442	$526,840
Discount	(13,359)	(14,833)
Recorded investment	$477,083	$512,007

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

Changes in the discount accretion for Non-PCI loans for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$14,833	$20,533
Accretion charge-offs	—	(8)
Accretion	(1,474)	(1,640)
Balance at March 31,	$13,359	$18,885

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

	March 31, 2019
	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$420	$421	$—	$707
Agriculture and agriculture real estate (includes farmland)	542	598	—	399
1-4 family (includes home equity)	10,405	11,056	—	7,291
Commercial real estate (includes multi-family residential)	2,889	3,046	—	2,808
Commercial and industrial	15,550	17,242	—	9,210
Consumer and other	60	76	—	54
Total	29,866	32,439	—	20,469

With an allowance recorded:
Construction, land development and other land loans	391	391	58	391
Agriculture and agriculture real estate (includes farmland)	—	—	—	—
1-4 family (includes home equity)	5,251	5,276	616	2,758
Commercial real estate (includes multi-family residential)	1,060	1,060	416	530
Commercial and industrial	904	915	302	1,116
Consumer and other	—	—	—	—
Total	7,606	7,642	1,392	4,795

Total:
Construction, land development and other land loans	811	812	58	1,098
Agriculture and agriculture real estate (includes farmland)	542	598	—	399
1-4 family (includes home equity)	15,656	16,332	616	10,049
Commercial real estate (includes multi-family residential)	3,949	4,106	416	3,338
Commercial and industrial	16,454	18,157	302	10,326
Consumer and other	60	76	—	54
	$37,472	$40,081	$1,392	$25,264

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

Grade 5—Credits in this category constitute an undue and unwarranted credit risk; however, the factors do not rise to a level of substandard.  These credits have potential weaknesses and/or declining trends that, if not corrected, could expose the Company to risk at a future date.  These loans are monitored on the Company’s internally-generated watch list and evaluated on a quarterly basis.

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

Grade 8—Credits in this category include “doubtful” loans in accordance with regulatory guidance. Such loans are no longer accruing interest and factors indicate a loss is imminent.  These loans are also deemed “impaired.” While a specific reserve may be in place while the loan and collateral is being evaluated, these loans are typically charged down to an amount the Company estimates is collectible.

Grade 9—Credits in this category are deemed a “loss” in accordance with regulatory guidelines and have been charged off or charged down. The Company may continue collection efforts and may have partial recovery in the future.

The following table presents loans by risk grade and category of loan at March 31, 2019. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$14,674	$—	$—	$57,607	$35,896	$108,177
Grade 2	1,279	3,689	16,073	21,716	7,199	54,564	104,520
Grade 3	1,552,536	623,881	2,594,908	2,832,555	1,086,616	175,476	8,865,972
Grade 4	139,286	60,178	65,117	563,865	259,440	23,979	1,111,865
Grade 5	7,994	4,344	6,906	55,392	59,206	2,675	136,517
Grade 6	6,919	688	3,934	15,953	11,918	1,755	41,167
Grade 7	811	542	15,616	3,949	16,434	60	37,412
Grade 8	—	—	40	—	20	—	60
Grade 9	—	—	—	—	—	—	—
PCI Loans	458	352	4,116	3,258	148	—	8,332
Total	$1,709,283	$708,348	$2,706,710	$3,496,688	$1,498,588	$294,405	$10,414,022

(1) Includes $24.4 million of residential mortgage loans held for sale at March 31, 2019.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

The following table presents loans by risk grade and category of loan at December 31, 2018. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$15,725	$—	$—	$59,979	$37,135	$112,839
Grade 2	1,040	3,974	21,465	22,207	11,003	55,802	115,491
Grade 3	1,509,532	636,674	2,598,600	2,974,474	1,083,328	171,758	8,974,366
Grade 4	99,087	66,650	61,430	481,735	243,743	20,164	972,809
Grade 5	3,673	5,578	12,522	37,942	58,088	2,978	120,781
Grade 6	7,081	282	4,332	16,006	23,081	1,601	52,383
Grade 7	1,384	256	4,395	2,727	4,165	48	12,975
Grade 8	—	—	48	—	33	—	81
Grade 9	—	—	—	—	—	—	—
PCI Loans	492	362	4,117	3,466	151	—	8,588
Total	$1,622,289	$729,501	$2,706,909	$3,538,557	$1,483,571	$289,486	$10,370,313

(1) Includes $29.4 million of residential mortgage loans held for sale at December 31, 2018.

Allowance for Credit Losses. The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of March 31, 2019 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

MARCH 31, 2019

(UNAUDITED)

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

In determining the amount of the general valuation allowance, management considers factors such as historical loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions, other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 450, “Contingencies.” Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. The Company uses this information to establish the amount of the general valuation allowance.  At March 31, 2019, the allowance for credit losses totaled $86.1 million or 0.83% of total loans, including acquired loans with discounts.  At December 31, 2018, the allowance for credit losses totaled $86.4 million or 0.83% of total loans, including acquired loans with discounts.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

The following table details activity in the allowance for credit losses by category of loan for the three months ended March 31, 2019 and 2018.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance December 31, 2018	$15,582	$3,693	$14,135	$11,220	$40,223	$1,587	$86,440
Provision for credit losses	610	(1,687)	317	369	555	536	700
Charge-offs	(44)	(10)	(6)	—	(1,957)	(892)	(2,909)
Recoveries	44	1,288	9	1	238	280	1,860
Net charge-offs	—	1,278	3	1	(1,719)	(612)	(1,049)
Balance March 31, 2019	$16,192	$3,284	$14,455	$11,590	$39,059	$1,511	$86,091

Allowance for credit losses:
Three Months Ended
Balance December 31, 2017	$14,815	$3,772	$14,490	$10,628	$38,810	$1,526	$84,041
Provision for credit losses	(70)	(529)	(1,161)	727	9,546	487	9,000
Charge-offs	(130)	—	(266)	(503)	(8,176)	(1,010)	(10,085)
Recoveries	7	61	9	1	160	406	644
Net charge-offs	(123)	61	(257)	(502)	(8,016)	(604)	(9,441)
Balance March 31, 2018	$14,622	$3,304	$13,072	$10,853	$40,340	$1,409	$83,600

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

The following table details the amount of the allowance for credit losses allocated to each category of loan as of March 31, 2019, December 31, 2018 and March 31, 2018, on the basis of the impairment methodology used to determine the allowance for credit losses.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses related to:
March 31, 2019
Individually evaluated for impairment	$58	$—	$616	$416	$302	$—	$1,392
Collectively evaluated for impairment	16,134	3,284	13,839	11,174	38,757	1,511	84,699
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$16,192	$3,284	$14,455	$11,590	$39,059	$1,511	$86,091

December 31, 2018
Individually evaluated for impairment	$58	$—	$56	$—	$571	$—	$685
Collectively evaluated for impairment	15,524	3,693	14,079	11,220	39,652	1,587	85,755
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$15,582	$3,693	$14,135	$11,220	$40,223	$1,587	$86,440

March 31, 2018
Individually evaluated for impairment	$—	$15	$165	$—	$957	$—	$1,137
Collectively evaluated for impairment	14,622	3,289	12,907	10,853	39,383	1,409	82,463
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$14,622	$3,304	$13,072	$10,853	$40,340	$1,409	$83,600

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

The following table details the recorded investment in loans by category of loan on the basis of the impairment methodology used to determine the allowance for credit losses as of March 31, 2019, December 31, 2018 and March 31, 2018, excluding $24.4 million, $29.4 million and $34.6 million, respectively, of residential mortgage loans held for sale.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
March 31, 2019
Individually evaluated for impairment	$811	$542	$15,656	$3,949	$16,454	$60	$37,472
Collectively evaluated for impairment	1,708,014	707,454	2,662,540	3,489,481	1,481,986	294,345	10,343,820
PCI loans	458	352	4,116	3,258	148	—	8,332
Total loans evaluated for impairment	$1,709,283	$708,348	$2,682,312	$3,496,688	$1,498,588	$294,405	$10,389,624

December 31, 2018
Individually evaluated for impairment	$1,384	$256	$4,443	$2,727	$4,198	$48	$13,056
Collectively evaluated for impairment	1,620,413	728,883	2,668,982	3,532,364	1,479,222	289,438	10,319,302
PCI loans	492	362	4,117	3,466	151	—	8,588
Total loans evaluated for impairment	$1,622,289	$729,501	$2,677,542	$3,538,557	$1,483,571	$289,486	$10,340,946

March 31, 2018
Individually evaluated for impairment	$509	$128	$5,053	$3,164	$13,397	$80	$22,331
Collectively evaluated for impairment	1,501,075	670,811	2,678,526	3,314,956	1,509,233	259,816	9,934,417
PCI loans	809	380	4,433	12,740	1,755	—	20,117
Total loans evaluated for impairment	$1,502,393	$671,319	$2,688,012	$3,330,860	$1,524,385	$259,896	$9,976,865

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Under ASC Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring.  As of March 31, 2019 and 2018, the Company had $14.8 million and $50 thousand, respectively, in outstanding troubled debt restructurings. The following table presents information regarding the recorded investment of loans modified as troubled debt restructurings during the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019			2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate (includes farmland)	—	—	—	—	—	—
1-4 Family (includes home equity)	—	—	—	—	—	—
Commercial real estate (includes multi-family residential)	—	—	—	—	—	—
Commercial and industrial	1	14,783	14,783	—	—	—
Consumer and other	—	—	—	—	—	—
Total	1	$14,783	$14,783	—	$—	$—

As of March 31, 2019, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. For the three months ended March 31, 2019, the Company added one loan totaling $14.8 million as a new troubled debt restructuring, of which $14.8 million remained outstanding at March 31, 2019. For the three months ended March 31, 2018, the Company did not add loans as new troubled debt restructurings. The modifications generally related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans at the time of modification. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$1,008	$—	$1,008
Collateralized mortgage obligations	—	12,161	—	12,161
Mortgage-backed securities	—	66,607	—	66,607
Total	$—	$79,776	$—	$79,776

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$1,166	$—	$1,166
Collateralized mortgage obligations	—	12,756	—	12,756
Mortgage-backed securities	—	70,233	—	70,233
Total	$—	$84,155	$—	$84,155

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment.  For the three months ended March 31, 2019, the Company had additions to other real estate owned of $1.4 million, all of which was still outstanding as of March 31, 2019. For the three months ended March 31, 2019, the Company had additions to impaired loans of $28.3 million, all of which was still outstanding as of March 31, 2019. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2019 and remained outstanding at March 31, 2019 were not significant.

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of March 31, 2019
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Assets	(Dollars in thousands)
Cash and due from banks	$291,498	$291,498	$—	$—	$291,498
Federal funds sold	566	566	—	—	566
Held to maturity securities	9,057,869	—	8,975,295	—	8,975,295
Loans held for sale	24,398	—	24,398	—	24,398
Loans held for investment, net of allowance	10,303,533	—	—	10,176,596	10,176,596
Other real estate owned	2,096	—	2,096	—	2,096

Liabilities
Deposits:
Noninterest-bearing	$5,673,707	$—	$5,673,707	$—	$5,673,707
Interest-bearing	11,524,063	—	11,507,339	—	11,507,339
Other borrowings	680,952	—	680,991	—	680,991
Securities sold under repurchase agreements	254,573	—	254,556	—	254,556

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

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

Loans held for sale— Loans held for sale are carried at the lower of cost or estimated fair value. Fair value for consumer mortgages held for sale is based on commitments on hand from investors or prevailing market prices. As such, the Company classifies loans held for sale subjected to nonrecurring fair value adjustments as Level 2.

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

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the three months ended March 31, 2019 and the year ended December 31, 2018 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2017	$1,900,845	$38,842
Less:
Amortization	—	(5,959)
Balance as of December 31, 2018	1,900,845	32,883
Less:
Amortization	—	(1,319)
Balance as of March 31, 2019	$1,900,845	$31,564

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2019, there was no impairment recorded on goodwill and core deposit intangibles.

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $1.3 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of March 31, 2019 is as follows (dollars in thousands):

Remaining 2019	$3,732
2020	4,483
2021	4,022
2022	3,664
2023	3,350
Thereafter	12,313
Total	$31,564

8. STOCK–BASED COMPENSATION

At March 31, 2019, the Company had two stock-based employee compensation plans with awards outstanding. One of these plans has expired and therefore no additional awards may be issued under that plan.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of March 31, 2019, a total of 325,225 shares of common stock have been issued pursuant to vested awards and 395,723 shares of unvested restricted stock have been granted under the 2012 Plan.

As of March 31, 2019, the Company had no stock options outstanding. Stock-based compensation expense related to restricted stock was $2.8 million and $2.6 million during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $15.9 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.59 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments as of March 31, 2019 (other than deposit obligations and securities sold under repurchase agreements) are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its Federal Home Loan Bank (“FHLB”) advances and notes payable as of March 31, 2019 are summarized below. Payments for FHLB notes payable include interest of $85 thousand that will be paid over the future periods. The payments do not include pre-payment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank advances and notes payable	$680,340	$504	$125	$68	$681,037

Leases

The Company leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 13 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determining the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company does not have any sublease arrangements. As of March 31, 2019, operating lease ROU assets and lease liabilities were approximately $16 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of March 31, 2019, the weighted average remaining lease terms of the Company’s operating leases were 5.4 years. The weighted average discount rate used to determine the lease liabilities as of March 31, 2019 for the Company’s operating leases was 3.4%. Cash paid for the Company’s operating leases was $1.4 million for the three months ended March 31, 2019.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

The Company’s future undiscounted cash payments associated with its operating leases as of March 31, 2019 are summarized below (dollars in thousands).

Remaining 2019	$3,694
2020	4,158
2021	3,129
2022	2,639
2023	2,066
2024	1,287
Thereafter	4,057
Total undiscounted lease payments	$21,030

The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2018 (dollars in thousands):

2019	$4,897
2020	4,088
2021	3,013
2022	2,319
2023	2,025
Thereafter	3,597
Total non-cancelable lease payments	$19,939

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of March 31, 2019 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$58,033	$5,552	$1,429	$—	$65,014
Commitments to extend credit	975,879	421,844	151,986	1,025,197	2,574,906
Total	$1,033,912	$427,396	$153,415	$1,025,197	$2,639,920

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

10. OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2019			2018
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain during period	$503	$(106)	$397	$200	$(42)	$158
Total securities available for sale	503	(106)	397	200	(42)	158
Total other comprehensive income (loss)	$503	$(106)	$397	$200	$(42)	$158

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at December 31, 2018	$310	$310
Other comprehensive income	397	397
Balance at March 31, 2019	$707	$707

Balance at December 31, 2017	$(113)	$(113)
Other comprehensive loss	158	158
Balance at March 31, 2018	$45	$45

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank. The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of March 31, 2019, the Bank operated 242 full-service banking locations; with 65 in the Houston area, including The Woodlands; 29 in the South Texas area including Corpus Christi and Victoria; 33 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area.  The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $22.35 billion at March 31, 2019 compared with $22.69 billion at December 31, 2018, a decrease of $339.2 million or 1.5%. Total loans were $10.41 billion at March 31, 2019 compared with $10.37 billion at December 31, 2018, an increase of $43.7 million or 0.4%. Total deposits were $17.20 billion at March 31, 2019 compared with $17.26 billion at December 31, 2018, a decrease of $58.8 million or 0.3%. Total shareholders’ equity was $4.11 billion at March 31, 2019 compared with $4.05 billion at December 31, 2018, an increase of $57.0 million or 1.4%.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are integral to understanding the results reported. The Company’s accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $82.4 million ($1.18 per common share on a diluted basis) for the quarter ended March 31, 2019 compared with $74.4 million ($1.07 per common share on a diluted basis) for the quarter ended March 31, 2018, an increase in net income of $8.0 million or 10.8%. Net income and earnings per diluted common share for the quarter ended March 31, 2018 were impacted by net charge-offs of $9.441 million. The Company posted annualized returns on average common equity of 8.05% and 7.69%, annualized returns on average assets of 1.46% and 1.32% and efficiency ratios of 42.94% and 44.19% for the quarters ended March 31, 2019 and 2018, respectively. The efficiency ratio is calculated by dividing total non-interest expense by the sum of net interest income and non-interest income. Because the ratio is a measure of revenues and expenses resulting from our lending activities and fee-based banking services, net gains and losses on the sale of assets are not included. Additionally, taxes are not part of this calculation.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended March 31, 2019

Net interest income before the provision for credit losses was $154.9 million for the quarter ended March 31, 2019, an increase of $1.7 million or 1.1%, compared with $153.2 million for the same period in 2018. This change was primarily due to higher yields on interest-earning assets and an increase in the average balance on loans, partially offset by higher rates on interest-bearing liabilities and a decrease in the average balance on investment securities.

Interest income on loans was $130.1 million for the quarter ended March 31, 2019, an increase of $13.8 million or 11.9%, compared with $116.2 million for the same period in 2018. This increase was primarily due to higher loan yields and average balances.

Interest income on securities was $55.6 million for the quarter ended March 31, 2019, an increase of $1.2 million or 2.2%, compared with $54.5 million for the same period in 2018. This increase was primarily due to higher yields on securities, partially offset by a decrease in average securities.

Average interest-bearing liabilities were $12.80 billion for the quarter ended March 31, 2019, a decrease of $296.8 million or 2.3%, compared with $13.10 billion for the same period in 2018. The net interest margin on a tax-equivalent basis increased from 3.16% for the quarter ended March 31, 2018 to 3.20% for the quarter ended March 31, 2019. This change was primarily due to higher average yields on loans and investment securities, partially offset by higher average rates on deposits and other borrowings.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities and the resultant rates.  Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2019			2018
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$10,392,235	$130,065	5.08%	$9,990,319	$116,246	4.72%
Investment securities	9,299,963	55,648	2.43%	9,742,601	54,457	2.27%
Federal funds sold and other earning assets	71,842	402	2.27%	81,779	315	1.56%
Total interest-earning assets	19,764,040	186,115	3.82%	19,814,699	171,018	3.50%
Allowance for credit losses	(86,507)			(81,983)
Noninterest-earning assets	2,864,039			2,823,785
Total assets	$22,541,572			$22,556,501

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,148,377	$6,812	0.67%	$4,392,230	$5,063	0.47%
Savings and money market deposits	5,472,789	11,184	0.83%	5,478,411	5,242	0.39%
Certificates and other time deposits	2,062,753	7,132	1.40%	2,168,951	4,167	0.78%
Other borrowings	844,873	5,317	2.55%	731,500	2,973	1.65%
Securities sold under repurchase agreements	272,630	759	1.13%	327,136	350	0.43%
Total interest-bearing liabilities	12,801,422	31,204	0.99%	13,098,228	17,795	0.55%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,557,821			5,510,320
Other liabilities	86,868			81,414
Total liabilities	18,446,111			18,689,962
Shareholders' equity	4,095,461			3,866,539
Total liabilities and shareholders' equity	$22,541,572			$22,556,501

Net interest rate spread			2.83%			2.95%

Net interest income and margin (2) (3)		$154,911	3.18%		$153,223	3.14%

Net interest income and margin (tax equivalent) (4)		$155,774	3.20%		$154,164	3.16%

______________

(1) Annualized and based on average balances on an actual 365-day basis for the three months ended March 31, 2019 and 2018.

(2) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(3) The net interest margin is equal to net interest income divided by average interest-earning assets.

(4) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21%.

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

	Three Months Ended March 31,
	2019 vs. 2018
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$4,677	$9,142	$13,819
Investment securities (1)	(2,474)	3,665	1,191
Federal funds sold and other earning assets	(38)	125	87
Total increase in interest income	2,165	12,932	15,097

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(281)	2,030	1,749
Savings and money market deposits	(5)	5,947	5,942
Certificates and other time deposits (1)	(204)	3,169	2,965
Other borrowings	461	1,883	2,344
Securities sold under repurchase agreements	(58)	467	409
Total (decrease) increase in interest expense	(87)	13,496	13,409
Increase (decrease) in net interest income	$2,252	$(564)	$1,688

______________

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

The Company recorded a $700 thousand provision for credit losses for the quarter ended March 31, 2019 and a $9.0 million provision for credit losses for the quarter ended March 31, 2018. Net charge-offs were $1.0 million for the quarter ended March 31, 2019 compared with net charge-offs of $9.4 million for the quarter ended March 31, 2018.  See "Financial Condition – Allowance for Credit Losses" below for more information.

Noninterest Income

The Company’s primary sources of recurring noninterest income are nonsufficient funds (“NSF”) fees, credit, debit and ATM card income and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its trust, mortgage and brokerage lines of business. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $28.1 million for the three months ended March 31, 2019 compared with $27.9 million for the same period in 2018, an increase of $206 thousand or 0.7%.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$7,816	$7,827
Credit card, debit card and ATM card income	5,971	5,961
Service charges on deposit accounts	4,998	5,275
Trust income	2,595	2,728
Mortgage income	722	763
Brokerage income	673	625
Bank owned life insurance income	1,289	1,311
Net gain on sale of assets	58	—
Other	4,022	3,448
Total noninterest income	$28,144	$27,938

Noninterest Expense

Noninterest expense totaled $78.6 million for the quarter ended March 31, 2019 compared with $80.1 million for the quarter ended March 31, 2018, a decrease of $1.5 million or 1.9%. This change was primarily due to a decrease in regulatory assessments and FDIC insurance resulting from the elimination of the FDIC temporary surcharge imposed on large banks by the Dodd-Frank Act.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Salaries and employee benefits (1)	$51,073	$50,399
Non-staff expenses:
Net occupancy and equipment	5,466	5,609
Credit and debit card, data processing and software amortization	4,573	4,448
Regulatory assessments and FDIC insurance	2,374	3,575
Core deposit intangibles amortization	1,319	1,568
Depreciation	3,104	3,033
Communications (2)	2,270	2,580
Other real estate expense, net (3)	(94)	211
Other	8,486	8,631
Total noninterest expense	$78,571	$80,054

(1) Includes stock-based compensation expense of $2.8 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively.

(2) Communications expense includes telephone, data circuits, postage and courier expenses.

(3) Other real estate expense is net of rental income and gains and losses on sales of real estate.

Income Taxes

Income tax expense totaled $21.4 million for the three months ended March 31, 2019 compared with $17.7 million for the same period in 2018, an increase of $3.6 million or 20.5%. This increase was primarily due to higher pre-tax net earnings for the three months ended March 31, 2019.  The Company’s effective tax rate for the three months ended March 31, 2019 and 2018 was 20.6% and 19.3%, respectively.

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

	March 31, 2019
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$24,398	$—	$—	$—	$24,398
Commercial and industrial	1,296,804	172,013	29,623	148	1,498,588
Real estate:
Construction, land development and other land loans	1,680,645	14,319	13,861	458	1,709,283
1-4 family residential (includes home equity)	2,465,956	71,158	141,082	4,116	2,682,312
Commercial real estate (includes multi-family residential)	2,990,306	265,484	237,640	3,258	3,496,688
Farmland	483,827	12,963	46,056	352	543,198
Agriculture	127,421	37,662	67	—	165,150
Consumer and other	269,116	16,535	8,754	—	294,405
Total loans held for investment	9,314,075	590,134	477,083	8,332	10,389,624
Total	$9,338,473	$590,134	$477,083	$8,332	$10,414,022

	December 31, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$29,367	$—	$—	$—	$29,367
Commercial and industrial	1,281,069	170,221	32,130	151	1,483,571
Real estate:
Construction, land development and other land loans	1,595,052	11,101	15,644	492	1,622,289
1-4 family residential (includes home equity)	2,446,160	73,809	153,456	4,117	2,677,542
Commercial real estate (includes multi-family residential)	3,003,176	276,849	255,066	3,466	3,538,557
Farmland	485,101	13,431	46,479	362	545,373
Agriculture	139,849	44,208	71	—	184,128
Consumer and other	257,484	22,841	9,161	—	289,486
Total loans held for investment	9,207,891	612,460	512,007	8,588	10,340,946
Total	$9,237,258	$612,460	$512,007	$8,588	$10,370,313

At March 31, 2019, total loans were $10.41 billion, an increase of $43.7 million or 0.4%, compared with $10.37 billion at December 31, 2018. Loans at March 31, 2019 included $24.4 million of loans held for sale compared with $29.4 million at December 31, 2018. At March 31, 2019, loans represented 46.6% of total assets compared with 45.7% of total assets at December 31, 2018.

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

Included in commercial and industrial loans are (1) commitments to oil and gas producers secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of March 31, 2019, oil and gas loans totaled $380.8 million or 3.7% of total loans, compared with total oil and gas loans of $372.5 million or 3.6% of total loans as of December 31, 2018. In addition, as of March 31, 2019, the Company had total unfunded commitments to oil and gas companies of $231.5 million compared with total unfunded commitments to oil and gas companies of $238.5 million as of December 31, 2018. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

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

Nonperforming assets increased $21.9 million, or 115.7%, to $40.9 million at March 31, 2019 compared with $19.0 million at December 31, 2018, of which $4.8 million and $4.7 million, respectively, were attributable to acquired loans. The increase in nonperforming assets was primarily due to a commercial and industrial loan and a 1-4 family residential loan being placed on nonaccrual during the three months ended March 31, 2019.

The following tables present information regarding nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated:

	March 31, 2019
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$33,400	$1,831	$2,241	$19	$37,491
Accruing loans 90 or more days past due	647	—	—	—	647
Total nonperforming loans	34,047	1,831	2,241	19	38,138
Repossessed assets	649	—	—	—	649
Other real estate	1,408	506	182	—	2,096
Total nonperforming assets	$36,104	$2,337	$2,423	$19	$40,883

Nonperforming assets to total loans and other real estate by category	0.39%	0.40%	0.51%	0.23%	0.39%

	December 31, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$9,177	$1,737	$2,214	$19	$13,147
Accruing loans 90 or more days past due	3,783	221	—	—	4,004
Total nonperforming loans	12,960	1,958	2,214	19	17,151
Repossessed assets	—	—	—	—	—
Other real estate	1,315	455	35	—	1,805
Total nonperforming assets	$14,275	$2,413	$2,249	$19	$18,956

Nonperforming assets to total loans and other real estate by category	0.15%	0.39%	0.44%	0.22%	0.18%

(1) Includes troubled debt restructurings of $14.8 million and $51 thousand as of March 31, 2019 and December 31, 2018, respectively.

Nonperforming assets were 0.39% of total loans and other real estate at March 31, 2019 compared with 0.18% of total loans and other real estate at December 31, 2018. The allowance for credit losses as a percentage of total nonperforming loans was 225.7% at March 31, 2019 and 504.0% at December 31, 2018.

Allowance for Credit Losses

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

	As of and for the Three Months Ended March 31, 2019
	Legacy	Acquired
	Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$9,287,933	$1,104,302	$10,392,235
Gross loans outstanding at end of period	$9,338,473	$1,075,549	$10,414,022
Allowance for credit losses at beginning of period	$78,956	$7,484	$86,440
Provision for credit losses	1,153	(453)	700
Charge-offs:
Commercial and industrial	(1,952)	(5)	(1,957)
Real estate and agriculture	(55)	(5)	(60)
Consumer and other	(880)	(12)	(892)
Recoveries:
Commercial and industrial	197	41	238
Real estate and agriculture	1,340	2	1,342
Consumer and other	274	6	280
Net charge-offs	(1,076)	27	(1,049)
Allowance for credit losses at end of period	$79,033	$7,058	$86,091
Ratio of allowance to end of period loans	0.85%	0.66%	0.83%
Ratio of net charge-offs to average loans (annualized)	0.05%	(0.01%)	0.04%
Ratio of allowance to end of period nonperforming loans	232.1%	172.5%	225.7%

	As of and for the Three Months Ended March 31, 2018
	Legacy	Acquired
	Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$8,583,373	$1,406,946	$9,990,319
Gross loans outstanding at end of period	$8,675,392	$1,336,024	$10,011,416
Allowance for credit losses at beginning of period	$73,407	$10,634	$84,041
Provision for credit losses	9,299	(299)	9,000
Charge-offs:
Commercial and industrial	(6,953)	(1,223)	(8,176)
Real estate and agriculture	(637)	(262)	(899)
Consumer and other	(988)	(22)	(1,010)
Recoveries:
Commercial and industrial	29	131	160
Real estate and agriculture	73	5	78
Consumer and other	404	2	406
Net charge-offs	(8,072)	(1,369)	(9,441)
Allowance for credit losses at end of period	$74,634	$8,966	$83,600
Ratio of allowance to end of period loans	0.86%	0.67%	0.84%
Ratio of net charge-offs to average loans (annualized)	0.38%	0.39%	0.38%
Ratio of allowance to end of period nonperforming loans	537.1%	102.1%	368.6%

The Company had gross charge-offs on legacy loans of $2.9 million during the three months ended March 31, 2019. Partially offsetting these charge-offs were recoveries on legacy loans of $1.8 million. Gross charge-offs on acquired loans were $22 thousand during the three months ended March 31, 2019. Offsetting these charge-offs were recoveries on acquired loans of $49 thousand. Total charge-offs for the three months ended March 31, 2019 were $2.9 million, partially offset by total recoveries of $1.9 million.

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

	March 31, 2019
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$34,198	$4,861	$—	$—	$39,059	14.4%
Real estate	40,783	1,449	5	—	42,237	76.0%
Agriculture and agriculture real estate	2,563	721	—	—	3,284	6.8%
Consumer and other	1,489	22	—	—	1,511	2.8%
Total allowance for credit losses	$79,033	$7,053	$5	$—	$86,091	100.0%

	December 31, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$35,088	$5,135	$—	$—	$40,223	14.3%
Real estate	39,475	1,453	9	—	40,937	75.9%
Agriculture and agriculture real estate	2,828	865	—	—	3,693	7.0%
Consumer and other	1,565	22	—	—	1,587	2.8%
Total allowance for credit losses	$78,956	$7,475	$9	$—	$86,440	100.0%

At March 31, 2019, the allowance for credit losses totaled $86.1 million compared with $86.4 million at December 31, 2018, a decrease of $349 thousand or 0.4%. The allowance for credit losses totaled 0.83% of total loans at March 31, 2019 and December 31, 2018.

At March 31, 2019, $79.0 million of the allowance for credit losses was attributable to legacy loans, an increase of $77 thousand or 0.1% compared with December 31, 2018. At March 31, 2019, $7.1 million of the allowance for credit losses was attributable to acquired legacy loans compared with $7.5 million of the allowance at December 31, 2018, a decrease of $422 thousand or 5.6%. This change was primarily attributable to a decrease in the acquired legacy loan balance. At March 31, 2019, $5 thousand of the allowance for credit losses was attributable to Non-PCI loans compared with $9 thousand of the allowance at December 31, 2018, a decrease of $4 thousand or 44.4%. At March 31, 2019 and December 31, 2018, there was no allowance for credit losses attributable to PCI loans.

At March 31, 2019, the Company had $15.9 million of total outstanding discounts on Non-PCI and PCI loans, of which $14.6 million was accretable.

The Company believes that the allowance for credit losses at March 31, 2019 is adequate to cover estimated losses in the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at March 31, 2019.

Securities

The carrying cost of securities totaled $9.14 billion at March 31, 2019 compared with $9.41 billion at December 31, 2018, a decrease of $271.3 million or 2.9%. At March 31, 2019, securities represented 40.9% of total assets compared with 41.5% of total assets at December 31, 2018.

The amortized cost and fair value of investment securities were as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,004	$4	$—	$1,008
Collateralized mortgage obligations	12,164	29	(32)	12,161
Mortgage-backed securities	65,713	900	(6)	66,607
Total	$78,881	$933	$(38)	$79,776
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$22,823	$19	$(56)	$22,786
States and political subdivisions	225,757	4,158	(82)	229,833
Collateralized mortgage obligations	489	3	(2)	490
Mortgage-backed securities	8,808,800	28,624	(115,238)	8,722,186
Total	$9,057,869	$32,804	$(115,378)	$8,975,295

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,159	$7	$—	$1,166
Collateralized mortgage obligations	12,724	69	(37)	12,756
Mortgage-backed securities	69,880	553	(200)	70,233
Other securities	—	—	—	—
Total	$83,763	$629	$(237)	$84,155
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$25,778	$—	$(100)	$25,678
States and political subdivisions	253,198	3,440	(777)	255,861
Collateralized mortgage obligations	509	1	(2)	508
Mortgage-backed securities	9,045,326	5,798	(251,935)	8,799,189
Total	$9,324,811	$9,239	$(252,814)	$9,081,236

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of March 31, 2019, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2019, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $17.20 billion at March 31, 2019 compared with $17.26 billion at December 31, 2018, a decrease of $58.8 million or 0.3%. At March 31, 2019, noninterest-bearing deposits totaled $5.67 billion, an increase of $7.6 million or 0.1% compared with December 31, 2018. Interest-bearing deposits totaled $11.52 billion at March 31, 2019 compared with $11.59 billion at December 31, 2018, a decrease of $66.4 million or 0.6%.

Average deposits for the three months ended March 31, 2019 were $17.24 billion, a decrease of $308.2 million or 1.8%, compared with $17.55 billion for the three months ended March 31, 2018. This change was primarily due to a decrease in municipal account balances. The ratio of average interest-bearing deposits to total average deposits was 67.8% during the first three months of 2019 compared with 68.6% during the first three months of 2018.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31,
	2019		2018
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$4,148,377	0.67%	$4,392,230	0.47%
Regular savings	2,263,779	0.45%	2,289,602	0.31%
Money market savings	3,209,010	1.09%	3,188,809	0.45%
Certificates, IRAs and other time deposits	2,062,753	1.40%	2,168,951	0.78%
Total interest-bearing deposits	11,683,919	0.87%	12,039,592	0.49%
Noninterest-bearing demand deposits	5,557,821		5,510,320
Total deposits	$17,241,740	0.59%	$17,549,912	0.33%

(1) Annualized and based on average balances on an actual 365-day basis for the three months ended March 31, 2019 and 2018.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
FHLB advances	$680,000	$1,030,000
FHLB long-term notes payable	952	1,126
Total other borrowings	680,952	1,031,126
Securities sold under repurchase agreements	254,573	284,720
Total	$935,525	$1,315,846

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2019, the Company had total funds of $6.31 billion available under this line. FHLB advances of $680.0 million were outstanding at March 31, 2019, at a weighted average rate of 2.51%. Long-term notes payable were $952 thousand at March 31, 2019, with a weighted average rate of 4.80%. The maturity dates on the FHLB notes payable range from the years 2020 to 2027 and have interest rates ranging from 4.54% to 5.23%.

Securities sold under repurchase agreements— At March 31, 2019, the Company had $254.6 million in securities sold under repurchase agreements with banking customers compared with $284.7 million at December 31, 2018, a decrease of $30.1 million or 10.6%.  Repurchase agreements are generally settled on the following business day; however, approximately $8.9 million of the repurchase agreements outstanding at March 31, 2019 have maturity dates ranging from 6 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

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

As of March 31, 2019, the Company had outstanding $2.57 billion in commitments to extend credit and $65.0 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2019, the Company had cash and cash equivalents of $292.1 million compared with $411.1 million at December 31, 2018, a decrease of $119.1 million or 29.0%. The decrease was primarily due to repayments of other short-term borrowings of $350.0 million, partially offset by net cash provided by operating activities of $133.7 million.

Share Repurchases

In January 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 5%, or approximately 3.47 million shares, of its outstanding common stock over a two-year period expiring on January 16, 2020, at the discretion of management. Repurchases under this program may be made from time to time in open market transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Shares of stock repurchased are held as authorized but unissued shares. The Company is not obligated to purchase any particular number of shares, and the Company may suspend, modify or terminate the program at any time and for any reason, without prior notice. No repurchases were made under this program during the three-month period ended March 31, 2019.

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments as of March 31, 2019 (other than deposit obligations and securities sold under repurchase agreements) are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB borrowings as of March 31, 2019 are summarized below. Payments for FHLB borrowings include interest of $85 thousand that will be paid over the future periods. The payments do not include pre-payment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank advances and notes payable	$680,340	$504	$125	$68	$681,037

Leases

The Company leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 13 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determining the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company does not have any sublease arrangements. As of March 31, 2019, operating lease ROU assets and lease liabilities were approximately $16 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of March 31, 2019, the weighted average remaining lease terms of the Company’s operating leases were 5.4 years. The weighted average discount rate used to determine the lease liabilities as of March 31, 2019 for the Company’s operating leases was 3.4%. Cash paid for the Company’s operating leases was $1.4 million for the three months ended March 31, 2019.

The Company’s future undiscounted cash payments associated with its operating leases as of March 31, 2019 are summarized below (dollars in thousands).

Remaining 2019	$3,694
2020	4,158
2021	3,129
2022	2,639
2023	2,066
2024	1,287
Thereafter	4,057
Total undiscounted lease payments	$21,030

The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2018 (dollars in thousands):

2019	$4,897
2020	4,088
2021	3,013
2022	2,319
2023	2,025
Thereafter	3,597
Total non-cancelable lease payments	$19,939

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of March 31, 2019 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$58,033	$5,552	$1,429	$—	$65,014
Commitments to extend credit	975,879	421,844	151,986	1,025,197	2,574,906
Total	$1,033,912	$427,396	$153,415	$1,025,197	$2,639,920

Capital Resources

Total shareholders’ equity was $4.11 billion at March 31, 2019 compared with $4.05 billion at December 31, 2018, an increase of $57.0 million or 1.4%. The increase was primarily the result of net income of $82.4 million, partially offset by dividends paid on common stock of $28.6 million for the three months ended March 31, 2019.

The Basel III Capital Rules adopted by the federal regulatory authorities in 2013 substantially revised the risk-based capital requirements applicable to the Company and the Bank. The Basel III Capital Rules became effective for the Company on January 1, 2015, subject to a phase-in period for certain provisions. The Basel III Capital Rules require a capital conservation buffer with respect to each of the Common Equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements.  The capital conservation buffer is subject to a three-year phase-in period that began on January 1, 2016 and was phased-in over a four-year period, until it reached 2.5% on January 1, 2019.  A financial institution with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of March 31, 2019, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of March 31, 2019:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer for 2019	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of March 31, 2019
The Company
CET1 capital (to risk weighted assets)	4.50%		7.00%	N/A	16.76%
Tier 1 capital (to risk weighted assets)	6.00%		8.500%	N/A	16.76%
Total capital (to risk weighted assets)	8.00%		10.500%	N/A	17.42%
Tier 1 capital (to average assets)	4.00%	(1)	4.000%	N/A	10.59%

The Bank
CET1 capital (to risk weighted assets)	4.50%		7.00%	6.50%	16.67%
Tier 1 capital (to risk weighted assets)	6.00%		8.500%	8.00%	16.67%
Total capital (to risk weighted assets)	8.00%		10.500%	10.00%	17.33%
Tier 1 capital (to average assets)	4.00%	(2)	4.000%	5.00%	10.53%

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2) The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee consisting of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2019 (the “2018 Form 10-K”), for further discussion. There have been no material changes in the Company’s market risk exposures that would affect the quantitative and qualitative disclosures from those disclosed in the 2018 Form 10-K and presented as of December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this report.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 05/07/19	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 05/07/19	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Interim Chief Financial Officer and Chief Accounting Officer