Form 10-Q
period 2019-06-30
PROSPERITY BANCSHARES INC
filed 2019-08-02
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of July 30, 2019, there were 69,053,368 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$302,069	$410,575
Federal funds sold	555	552
Total cash and cash equivalents	302,624	411,127
Available for sale securities, at fair value	306,777	84,155
Held to maturity securities, at cost (fair value of $8,656,409 and $9,081,236, respectively)	8,645,163	9,324,811
Total securities	8,951,940	9,408,966
Loans held for sale	20,315	29,367
Loans held for investment	10,567,060	10,340,946
Total loans	10,587,375	10,370,313
Less: allowance for credit losses	(87,006)	(86,440)
Loans, net	10,500,369	10,283,873
Accrued interest receivable	57,382	56,532
Goodwill	1,900,845	1,900,845
Core deposit intangibles, net	30,299	32,883
Bank premises and equipment, net	262,479	257,046
Other real estate owned	2,005	1,805
Bank owned life insurance (BOLI)	261,372	260,335
Federal Home Loan Bank of Dallas stock	56,459	55,959
Other assets	49,447	24,031
TOTAL ASSETS	$22,375,221	$22,693,402
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$5,691,236	$5,666,115
Interest-bearing	11,196,393	11,590,443
Total deposits	16,887,629	17,256,558
Other borrowings	940,874	1,031,126
Securities sold under repurchase agreements	313,825	284,720
Accrued interest payable	5,171	4,201
Other liabilities	99,827	63,973
Total liabilities	18,247,326	18,640,578
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 69,261,431 shares issued and outstanding at June 30, 2019; 69,846,825 shares issued and outstanding at December 31, 2018	69,261	69,847
Capital surplus	2,012,665	2,045,351
Retained earnings	2,044,696	1,937,316
Accumulated other comprehensive income —net unrealized gain on available for sale securities, net of tax expense of $338 and $82, respectively	1,273	310
Total shareholders’ equity	4,127,895	4,052,824
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,375,221	$22,693,402

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$133,525	$128,445	$263,590	$244,691
Securities	53,944	55,577	109,592	110,034
Federal funds sold and other earning assets	318	299	720	614
Total interest income	187,787	184,321	373,902	355,339
INTEREST EXPENSE:
Deposits	26,562	16,061	51,690	30,533
Other borrowings	5,556	6,046	10,873	9,019
Securities sold under repurchase agreements	831	411	1,590	761
Total interest expense	32,949	22,518	64,153	40,313
NET INTEREST INCOME	154,838	161,803	309,749	315,026
PROVISION FOR CREDIT LOSSES	800	4,000	1,500	13,000
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	154,038	157,803	308,249	302,026
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	7,973	7,828	15,789	15,655
Credit card, debit card and ATM card income	6,480	6,335	12,451	12,296
Service charges on deposit accounts	4,989	5,150	9,987	10,425
Trust income	2,558	2,251	5,153	4,979
Mortgage income	990	1,109	1,712	1,872
Brokerage income	541	687	1,214	1,312
Gain (loss) on sale of assets	2	(44)	60	(44)
Net loss on sale of securities	—	(13)	—	(13)
Other	6,425	5,068	11,736	9,827
Total noninterest income	29,958	28,371	58,102	56,309
NONINTEREST EXPENSE:
Salaries and employee benefits	52,941	53,360	104,014	103,759
Net occupancy and equipment	5,492	5,692	10,958	11,301
Credit and debit card, data processing and software amortization	4,904	4,356	9,477	8,804
Regulatory assessments and FDIC insurance	2,325	3,575	4,699	7,150
Core deposit intangibles amortization	1,265	1,501	2,584	3,069
Depreciation	3,111	3,054	6,215	6,087
Communications	2,183	2,606	4,453	5,186
Other real estate expense, net	66	93	(28)	304
Other	8,534	9,365	17,020	17,996
Total noninterest expense	80,821	83,602	159,392	163,656
INCOME BEFORE INCOME TAXES	103,175	102,572	206,959	194,679
PROVISION FOR INCOME TAXES	20,917	20,975	42,299	38,721
NET INCOME	$82,258	$81,597	$164,660	$155,958
EARNINGS PER SHARE:
Basic	$1.18	$1.17	$2.36	$2.23
Diluted	$1.18	$1.17	$2.36	$2.23

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$82,258	$81,597	$164,660	$155,958
Other comprehensive income, before tax:
Securities available for sale:
Change in unrealized gain during the period	716	380	1,219	580
Total other comprehensive income	716	380	1,219	580
Deferred taxes related to other comprehensive income	(150)	(80)	(256)	(122)
Other comprehensive income, net of tax	566	300	963	458
Comprehensive income	$82,824	$81,897	$165,623	$156,416

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT MARCH 31, 2019	69,845,925	$69,846	$2,048,156	$1,991,081	$707	$4,109,790
Net income				82,258		82,258
Other comprehensive income					566	566
Common stock issued in connection with the issuance of restricted stock awards, net	14,334	14	(14)			—
Common stock repurchase	(598,828)	(599)	(37,822)			(38,421)
Stock based compensation expense			2,345			2,345
Cash dividends declared, $0.41 per share				(28,643)		(28,643)
BALANCE AT JUNE 30, 2019	69,261,431	$69,261	$2,012,665	$2,044,696	$1,273	$4,127,895

Six Months Ended
BALANCE AT DECEMBER 31, 2018	69,846,825	$69,847	$2,045,351	$1,937,316	$310	$4,052,824
Net income				164,660		164,660
Other comprehensive income					963	963
Common stock issued in connection with the issuance of restricted stock awards, net	13,434	13	(13)			—
Common stock repurchase	(598,828)	(599)	(37,822)			(38,421)
Stock based compensation expense			5,149			5,149
Cash dividends declared, $0.82 per share				(57,280)		(57,280)
BALANCE AT JUNE 30, 2019	69,261,431	$69,261	$2,012,665	$2,044,696	$1,273	$4,127,895

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT MARCH 31, 2018	69,819,286	$69,819	$2,037,498	$1,768,783	$45	$3,876,145
Net income				81,597		81,597
Other comprehensive income					300	300
Common stock issued in connection with the issuance of restricted stock awards, net	18,900	19	(19)			—
Stock based compensation expense			2,553			2,553
Cash dividends declared, $0.36 per share				(25,143)		(25,143)
BALANCE AT JUNE 30, 2018	69,838,186	69,838	2,040,032	1,825,237	345	3,935,452

Six Months Ended
BALANCE AT DECEMBER 31, 2017	69,490,910	$69,491	$2,035,219	$1,719,557	$(113)	$3,824,154
Net income				155,958		155,958
Other comprehensive income					458	458
Common stock issued in connection with the issuance of restricted stock awards, net	347,276	347	(347)			—
Stock based compensation expense			5,160			5,160
Cash dividends declared, $0.72 per share				(50,278)		(50,278)
BALANCE AT JUNE 30, 2018	69,838,186	$69,838	$2,040,032	$1,825,237	$345	$3,935,452

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$164,660	$155,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	8,799	9,156
Provision for credit losses	1,500	13,000
Net amortization of premium on investments	14,196	16,203
Net (gain) loss on sale of other real estate	(231)	132
Net loss on sale of investment securities	—	13
Net (gain) loss on sale of assets	(60)	44
Net accretion of discount on loans	(3,020)	(7,549)
Net amortization of premium on deposits	—	(106)
Gain on sale of loans	(1,639)	(1,761)
Proceeds from sale of loans held for sale	94,650	100,620
Originations of loans held for sale	(83,959)	(95,237)
Stock based compensation expense	5,149	5,160
Increase in accrued interest receivable and other assets	(14,998)	(32,554)
Increase (decrease) in accrued interest payable and other liabilities	21,442	(5,206)
Net cash provided by operating activities	206,489	157,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	837,003	862,987
Purchase of held to maturity securities	(171,656)	(940,595)
Proceeds from maturities and principal paydowns of available for sale securities	7,013,362	8,113,160
Purchase of available for sale securities	(7,234,660)	(7,999,686)
Net increase in loans held for investment	(226,664)	(134,124)
Purchase of bank premises and equipment	(11,738)	(6,280)
Proceeds from sale of bank premises, equipment and other real estate	2,505	2,647
Proceeds from insurance claims	2,633	1,701
Net cash provided by (used in) investing activities	210,785	(100,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	25,121	34,267
Net decrease in interest-bearing deposits	(394,050)	(877,017)
Net (repayments of) proceeds from other short-term borrowings	(90,000)	750,000
Repayments of other long-term borrowings	(252)	(374)
Net increase (decrease) in securities sold under repurchase agreements	29,105	(31,115)
Repurchase of common stock	(38,421)	—
Payments of cash dividends	(57,280)	(50,278)
Net cash used in financing activities	(525,777)	(174,517)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(108,503)	(116,834)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	411,127	392,313
CASH AND CASH EQUIVALENTS, END OF PERIOD	$302,624	$275,479

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$1,940	$153

SUPPLEMENTAL INFORMATION:
Income taxes paid	$42,850	$94,610
Interest paid	63,183	39,710

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the six-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$82,258		$81,597		$164,660		$155,958
Basic:
Weighted average shares outstanding	69,806	$1.18	69,839	$1.17	69,832	$2.36	69,803	$2.23
Diluted:
Weighted average shares outstanding	69,806	$1.18	69,839	$1.17	69,832	$2.36	69,803	$2.23

As of June 30, 2019, all stock options have been exercised and there are no options outstanding. There were no stock options exercisable during the three and six months ended June 30, 2019 or 2018 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of current expected credit losses (“CECL”) is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Additionally, available for sale debt securities may realize value either through collection of contractual cash flows or through sale of the security at fair value. Therefore, the amendments limit the amount of the allowance for credit losses to the difference between amortized cost and fair value. ASU 2016-13 will be effective for the Company as of January 1, 2020. The Company’s implementation workgroup is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others, and meets periodically to discuss the latest developments and monitor implementation progress. The Company is currently working through an implementation plan that includes assessment of processes, portfolio segmentation and model development. The Company is working with a third-party vendor to assist with implementation and model development. CECL compliant models are currently in the development stage, with model testing and documentation being performed concurrently. The Company is assessing CECL disclosure requirements and developing appropriate internal controls around the CECL process. While the Company continues to evaluate the potential impact of ASU 2016‑13 on the Company’s financial statements, the adoption of ASU 2016-13 may result in an increase in the allowance for loan losses as a result of changing from an incurred loss methodology to an expected loss methodology.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$469	$1	$—	$470
Collateralized mortgage obligations	244,256	796	(130)	244,922
Mortgage-backed securities	60,441	946	(2)	61,385
Total	$305,166	$1,743	$(132)	$306,777
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$22,867	$43	$(3)	$22,907
States and political subdivisions	215,871	6,088	(144)	221,815
Collateralized mortgage obligations	462	5	(1)	466
Mortgage-backed securities	8,405,963	50,480	(45,222)	8,411,221
Total	$8,645,163	$56,616	$(45,370)	$8,656,409

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,159	$7	$—	$1,166
Collateralized mortgage obligations	12,724	69	(37)	12,756
Mortgage-backed securities	69,880	553	(200)	70,233
Total	$83,763	$629	$(237)	$84,155
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$25,778	$—	$(100)	$25,678
States and political subdivisions	253,198	3,440	(777)	255,861
Collateralized mortgage obligations	509	1	(2)	508
Mortgage-backed securities	9,045,326	5,798	(251,935)	8,799,189
Total	$9,324,811	$9,239	$(252,814)	$9,081,236

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of June 30, 2019, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2019, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been recognized in the Company’s consolidated statement of income.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$37,871	$(106)	$1,899	$(24)	$39,770	$(130)
Mortgage-backed securities	67	(1)	48	(1)	115	(2)
Total	$37,938	$(107)	$1,947	$(25)	$39,885	$(132)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$—	$8,990	$(3)	$8,990	$(3)
States and political subdivisions	43,370	(87)	26,552	(57)	69,922	(144)
Collateralized mortgage obligations	79	(1)	—	—	79	(1)
Mortgage-backed securities	131,659	(356)	4,271,546	(44,866)	4,403,205	(45,222)
Total	$175,108	$(444)	$4,307,088	$(44,926)	$4,482,196	$(45,370)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

At June 30, 2019 and December 31, 2018, there were 287 securities and 731 securities, respectively, in an unrealized loss position for 12 months or more.

The amortized cost and fair value of investment securities at June 30, 2019, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$48,722	$48,797	$165	$165
Due after one year through five years	117,183	118,201	304	305
Due after five years through ten years	68,317	73,134	—	—
Due after ten years	4,516	4,590	—	—
Subtotal	238,738	244,722	469	470
Mortgage-backed securities and collateralized mortgage obligations	8,406,425	8,411,687	304,697	306,307
Total	$8,645,163	$8,656,409	$305,166	$306,777

The Company recorded no gain or loss on the sale of securities for the three and six months ended June 30, 2019. The Company recorded a $13 thousand loss on the sale of securities for the three and six months ended June 30, 2018. As of June 30, 2019, the Company did not own any non-agency collateralized mortgage obligations.

At June 30, 2019 and December 31, 2018, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.33 billion and $6.04 billion and a fair value of $5.32 billion and $5.86 billion at June 30, 2019 and December 31, 2018, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Residential mortgage loans held for sale	$20,315	$29,367

Commercial and industrial	1,525,628	1,483,571
Real estate:
Construction, land development and other land loans	1,739,308	1,622,289
1-4 family residential (includes home equity)	2,692,963	2,677,542
Commercial real estate (includes multi-family residential)	3,551,668	3,538,557
Farmland	541,469	545,373
Agriculture	195,001	184,128
Consumer and other	321,023	289,486
Total loans held for investment	10,567,060	10,340,946
Total	$10,587,375	$10,370,313

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 75.4% of the Company’s total loan portfolio at June 30, 2019. As of June 30, 2019 and December 31, 2018, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of June 30, 2019 and December 31, 2018, loans outstanding to directors, officers and their affiliates totaled $1.8 million and $1.9 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the six months ended June 30, 2019	As of and for the year ended December 31, 2018
	(Dollars in thousands)
Beginning balance on January 1	$1,923	$2,694
New loans	—	5
Repayments	(168)	(776)
Ending balance	$1,755	$1,923

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

An aging analysis of past due loans, segregated by category of loan, is presented below:

	June 30, 2019
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$5,368	$1,153	$6,521	$659	$1,732,128	$1,739,308
Agriculture and agriculture real estate (includes farmland)	710	—	710	616	735,144	736,470
1-4 family (includes home equity) (1)	11,107	58	11,165	15,278	2,686,835	2,713,278
Commercial real estate (includes multi-family residential)	14,572	—	14,572	4,135	3,532,961	3,551,668
Commercial and industrial	4,102	383	4,485	16,561	1,504,582	1,525,628
Consumer and other	333	—	333	40	320,650	321,023
Total	$36,192	$1,594	$37,786	$37,289	$10,512,300	$10,587,375

	December 31, 2018
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$6,363	$788	$7,151	$1,386	$1,613,752	$1,622,289
Agriculture and agriculture real estate (includes farmland)	705	—	705	256	728,540	729,501
1-4 family (includes home equity) (1)	10,479	2,995	13,474	4,515	2,688,920	2,706,909
Commercial real estate (includes multi-family residential)	9,063	—	9,063	2,727	3,526,767	3,538,557
Commercial and industrial	6,652	221	6,873	4,215	1,472,483	1,483,571
Consumer and other	1,012	—	1,012	48	288,426	289,486
Total	$34,274	$4,004	$38,278	$13,147	$10,318,888	$10,370,313

(1) Includes $20.3 million and $29.4 million of residential mortgage loans held for sale at June 30, 2019 and December 31, 2018, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans (1)	$37,289	$13,147
Accruing loans 90 or more days past due	1,594	4,004
Total nonperforming loans	38,883	17,151
Repossessed assets	670	—
Other real estate	2,005	1,805
Total nonperforming assets	$41,558	$18,956

Nonperforming assets to total loans and other real estate	0.39%	0.18%

(1) Includes troubled debt restructurings of $14.3 million and $51 thousand as of June 30, 2019 and December 31, 2018, respectively.

The Company had $41.6 million in nonperforming assets at June 30, 2019 compared with $19.0 million at December 31, 2018. Nonperforming assets were 0.39% of total loans and other real estate at June 30, 2019 compared with 0.18% of total loans and other real estate at December 31, 2018.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.2 million and $951 thousand would have been recorded as income for the six months ended June 30, 2019 and 2018, respectively. The Company had $37.3 million in nonaccrual loans at June 30, 2019 compared with $20.4 million at June 30, 2018.

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

PCI Loans.  The recorded investment in PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
PCI loans:
Outstanding balance	$10,110	$11,419
Discount	(2,165)	(2,831)
Recorded investment	$7,945	$8,588

Changes in the accretable yield for acquired PCI loans for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$1,234	$7,685	$1,534	$8,121
Reclassifications from nonaccretable	17	55	36	305
Accretion	(347)	(3,771)	(666)	(4,457)
Balance at June 30,	$904	$3,969	$904	$3,969

Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

Non-PCI Loans. The recorded investment in Non-PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$467,645	$526,840
Discount	(12,479)	(14,833)
Recorded investment	$455,166	$512,007

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

Changes in the discount accretion for Non-PCI loans for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$13,359	$18,885	$14,833	$20,533
Accretion charge-offs	—	(2)	—	(10)
Accretion	(880)	(1,452)	(2,354)	(3,092)
Balance at June 30,	$12,479	$17,431	$12,479	$17,431

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

JUNE 30, 2019

(UNAUDITED)

Impaired loans are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment presented in the tables below is reported on a year-to-date basis.

	June 30, 2019
	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$269	$270	$—	$631
Agriculture and agriculture real estate (includes farmland)	326	326	—	291
1-4 family (includes home equity)	10,035	10,747	—	7,106
Commercial real estate (includes multi-family residential)	3,162	3,341	—	2,945
Commercial and industrial	15,406	17,610	—	9,138
Consumer and other	40	44	—	44
Total	29,238	32,338	—	20,155

With an allowance recorded:
Construction, land development and other land loans	390	390	58	391
Agriculture and agriculture real estate (includes farmland)	290	290	160	145
1-4 family (includes home equity)	5,243	5,272	504	2,754
Commercial real estate (includes multi-family residential)	973	993	283	486
Commercial and industrial	1,155	1,171	329	1,241
Consumer and other	—	—	—	—
Total	8,051	8,116	1,334	5,017

Total:
Construction, land development and other land loans	659	660	58	1,022
Agriculture and agriculture real estate (includes farmland)	616	616	160	436
1-4 family (includes home equity)	15,278	16,019	504	9,860
Commercial real estate (includes multi-family residential)	4,135	4,334	283	3,431
Commercial and industrial	16,561	18,781	329	10,379
Consumer and other	40	44	—	44
	$37,289	$40,454	$1,334	$25,172

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

JUNE 30, 2019

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

The following table presents loans by risk grade and category of loan at June 30, 2019. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$14,322	$—	$—	$55,562	$35,091	$104,975
Grade 2	1,215	3,877	15,430	21,640	12,312	56,519	110,993
Grade 3	1,587,922	647,171	2,600,773	2,892,964	1,102,365	200,582	9,031,777
Grade 4	136,083	64,025	67,445	557,501	265,415	24,325	1,114,794
Grade 5	5,684	5,091	6,486	56,772	61,476	2,827	138,336
Grade 6	7,315	1,029	3,750	15,719	11,814	1,639	41,266
Grade 7	659	326	15,278	4,135	16,543	40	36,981
Grade 8	—	290	—	—	18	—	308
Grade 9	—	—	—	—	—	—	—
PCI Loans	430	339	4,116	2,937	123	—	7,945
Total	$1,739,308	$736,470	$2,713,278	$3,551,668	$1,525,628	$321,023	$10,587,375

(1) Includes $20.3 million of residential mortgage loans held for sale at June 30, 2019.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Allowance for Credit Losses. The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of June 30, 2019 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

JUNE 30, 2019

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

In determining the amount of the general valuation allowance, management considers factors such as historical loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions, other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 450, “Contingencies.” Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. The Company uses this information to establish the amount of the general valuation allowance.  At June 30, 2019, the allowance for credit losses totaled $87.0 million or 0.82% of total loans, including acquired loans with discounts.  At December 31, 2018, the allowance for credit losses totaled $86.4 million or 0.83% of total loans, including acquired loans with discounts.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

The following table details activity in the allowance for credit losses by category of loan for the three and six months ended June 30, 2019 and 2018.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance March 31, 2019	$16,192	$3,284	$14,455	$11,590	$39,059	$1,511	$86,091
Provision for credit losses	(299)	578	(61)	575	(710)	717	800
Charge-offs	(19)	(54)	(16)	—	(125)	(905)	(1,119)
Recoveries	12	8	5	1	953	255	1,234
Net charge-offs	(7)	(46)	(11)	1	828	(650)	115
Balance June 30, 2019	$15,886	$3,816	$14,383	$12,166	$39,177	$1,578	$87,006

Six Months Ended
Balance December 31, 2018	$15,582	$3,693	$14,135	$11,220	$40,223	$1,587	$86,440
Provision for credit losses	311	(1,109)	256	944	(155)	1,253	1,500
Charge-offs	(63)	(64)	(22)	—	(2,082)	(1,797)	(4,028)
Recoveries	56	1,296	14	2	1,191	535	3,094
Net charge-offs	(7)	1,232	(8)	2	(891)	(1,262)	(934)
Balance June 30, 2019	$15,886	$3,816	$14,383	$12,166	$39,177	$1,578	$87,006

Allowance for credit losses:
Three Months Ended
Balance March 31, 2018	$14,622	$3,304	$13,072	$10,853	$40,340	$1,409	$83,600
Provision for credit losses	(173)	407	395	749	2,161	461	4,000
Charge-offs	—	—	(120)	(986)	(1,194)	(901)	(3,201)
Recoveries	1	45	6	—	147	366	565
Net charge-offs	1	45	(114)	(986)	(1,047)	(535)	(2,636)
Balance June 30, 2018	$14,450	$3,756	$13,353	$10,616	$41,454	$1,335	$84,964

Six Months Ended
Balance December 31, 2017	$14,815	$3,772	$14,490	$10,628	$38,810	$1,526	$84,041
Provision for credit losses	(243)	(122)	(766)	1,476	11,707	948	13,000
Charge-offs	(130)	—	(386)	(1,489)	(9,370)	(1,911)	(13,286)
Recoveries	8	106	15	1	307	772	1,209
Net charge-offs	(122)	106	(371)	(1,488)	(9,063)	(1,139)	(12,077)
Balance June 30, 2018	$14,450	$3,756	$13,353	$10,616	$41,454	$1,335	$84,964

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

The following table details the amount of the allowance for credit losses allocated to each category of loan as of June 30, 2019, December 31, 2018 and June 30, 2018, on the basis of the impairment methodology used to determine the allowance for credit losses.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses related to:
June 30, 2019
Individually evaluated for impairment	$58	$160	$504	$283	$329	$—	$1,334
Collectively evaluated for impairment	15,828	3,656	13,879	11,883	38,848	1,578	85,672
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$15,886	$3,816	$14,383	$12,166	$39,177	$1,578	$87,006

December 31, 2018
Individually evaluated for impairment	$58	$—	$56	$—	$571	$—	$685
Collectively evaluated for impairment	15,524	3,693	14,079	11,220	39,652	1,587	85,755
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$15,582	$3,693	$14,135	$11,220	$40,223	$1,587	$86,440

June 30, 2018
Individually evaluated for impairment	$—	$25	$61	$—	$2,741	$—	$2,827
Collectively evaluated for impairment	14,450	3,731	13,292	10,616	38,713	1,335	82,137
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$14,450	$3,756	$13,353	$10,616	$41,454	$1,335	$84,964

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

The following table details the recorded investment in loans by category of loan on the basis of the impairment methodology used to determine the allowance for credit losses as of June 30, 2019, December 31, 2018 and June 30, 2018, excluding $20.3 million, $29.4 million and $27.8 million, respectively, of residential mortgage loans held for sale.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
June 30, 2019
Individually evaluated for impairment	$659	$616	$15,278	$4,135	$16,561	$40	$37,289
Collectively evaluated for impairment	1,738,219	735,515	2,673,569	3,544,596	1,508,944	320,983	10,521,826
PCI loans	430	339	4,116	2,937	123	—	7,945
Total loans evaluated for impairment	$1,739,308	$736,470	$2,692,963	$3,551,668	$1,525,628	$321,023	$10,567,060

December 31, 2018
Individually evaluated for impairment	$1,384	$256	$4,443	$2,727	$4,198	$48	$13,056
Collectively evaluated for impairment	1,620,413	728,883	2,668,982	3,532,364	1,479,222	289,438	10,319,302
PCI loans	492	362	4,117	3,466	151	—	8,588
Total loans evaluated for impairment	$1,622,289	$729,501	$2,677,542	$3,538,557	$1,483,571	$289,486	$10,340,946

June 30, 2018
Individually evaluated for impairment	$508	$519	$4,665	$2,291	$12,111	$81	$20,175
Collectively evaluated for impairment	1,541,567	708,721	2,658,656	3,398,158	1,508,509	271,643	10,087,254
PCI loans	696	377	4,380	5,017	899	—	11,369
Total loans evaluated for impairment	$1,542,771	$709,617	$2,667,701	$3,405,466	$1,521,519	$271,724	$10,118,798

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Under ASC Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring.  As of June 30, 2019 and 2018, the Company had $14.3 million and $208 thousand, respectively, in outstanding troubled debt restructurings. The following table presents information regarding the recorded investment of loans modified as troubled debt restructurings during the six months ended June 30, 2019 and 2018.

	Six Months Ended
	June 30,
	2019			2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate (includes farmland)	—	—	—	—	—	—
1-4 Family (includes home equity)	—	—	—	—	—	—
Commercial real estate (includes multi-family residential)	—	—	—	—	—	—
Commercial and industrial	1	14,783	14,258	2	198	162
Consumer and other	—	—	—	—	—	—
Total	1	$14,783	$14,258	2	$198	$162

As of June 30, 2019, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. For the six months ended June 30, 2019, the Company added one loan totaling $14.8 million as a new troubled debt restructuring, of which $14.3 million remained outstanding at June 30, 2019. For the six months ended June 30, 2018, the Company added two loans totaling $198 thousand as new troubled debt restructurings, of which $162 thousand remained outstanding at June 30, 2018. The modifications generally related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans at the time of modification. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$470	$—	$470
Collateralized mortgage obligations	—	244,922	—	244,922
Mortgage-backed securities	—	61,385	—	61,385
Total	$—	$306,777	$—	$306,777

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$1,166	$—	$1,166
Collateralized mortgage obligations	—	12,756	—	12,756
Mortgage-backed securities	—	70,233	—	70,233
Total	$—	$84,155	$—	$84,155

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment.  For the three and six months ended June 30, 2019, the Company had additions to other real estate owned of $569 thousand and $1.9 million, respectively, of which $569 thousand and $1.7 million, respectively, were outstanding as of June 30, 2019. For the three and six months ended June 30, 2019, the Company had additions to impaired loans of $2.1 million and $30.4 million, respectively, of which $2.1 million and $29.0 million, respectively, were outstanding as of June 30, 2019. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2019 and remained outstanding at June 30, 2019 were not significant.

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of June 30, 2019
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Assets	(Dollars in thousands)
Cash and due from banks	$302,069	$302,069	$—	$—	$302,069
Federal funds sold	555	555	—	—	555
Held to maturity securities	8,645,163	—	8,656,409	—	8,656,409
Loans held for sale	20,315	—	20,315	—	20,315
Loans held for investment, net of allowance	10,480,054	—	—	10,378,010	10,378,010
Other real estate owned	2,005	—	2,005	—	2,005

Liabilities
Deposits:
Noninterest-bearing	$5,691,236	$—	$5,691,236	$—	$5,691,236
Interest-bearing	11,196,393	—	11,188,468	—	11,188,468
Other borrowings	940,874	—	940,915	—	940,915
Securities sold under repurchase agreements	313,825	—	313,821	—	313,821

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the six months ended June 30, 2019 and the year ended December 31, 2018 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2017	$1,900,845	$38,842
Less:
Amortization	—	(5,959)
Balance as of December 31, 2018	1,900,845	32,883
Less:
Amortization	—	(2,584)
Balance as of June 30, 2019	$1,900,845	$30,299

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2019, there was no impairment recorded on goodwill and core deposit intangibles.

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $1.3 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively, and $2.6 million and $3.1 million for the six months ended June 30, 2019 and 2018, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of June 30, 2019 is as follows (dollars in thousands):

Remaining 2019	$2,467
2020	4,483
2021	4,022
2022	3,664
2023	3,350
Thereafter	12,313
Total	$30,299

8. STOCK–BASED COMPENSATION

At June 30, 2019, the Company had one stock-based employee compensation plan with awards outstanding.

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of June 30, 2019, a total of 344,500 shares of common stock have been issued pursuant to vested awards and 390,782 shares of unvested restricted stock have been granted under the 2012 Plan.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

As of June 30, 2019, the Company had no stock options outstanding. Stock-based compensation expense related to restricted stock was $2.3 million and $2.6 million during the three months ended June 30, 2019 and 2018, respectively, and $5.1 million and $5.2 million during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $14.7 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.68 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments as of June 30, 2019 (other than deposit obligations and securities sold under repurchase agreements) are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its Federal Home Loan Bank (“FHLB”) advances and notes payable as of June 30, 2019 are summarized below. Payments for FHLB notes payable include interest of $75 thousand that will be paid over the future periods. The payments do not include pre-payment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank advances and notes payable	$940,323	$448	$125	$53	$940,949

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 13 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company does not have any sublease arrangements. As of June 30, 2019, operating lease ROU assets and lease liabilities were approximately $15 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of June 30, 2019, the weighted average remaining lease terms of the Company’s operating leases were 5.2 years. The weighted average discount rate used to determine the lease liabilities as of June 30, 2019 for the Company’s operating leases was 3.43%. Cash paid for the Company’s operating leases for the three and six months ended June 30, 2019 was $1.4 million and $2.8 million, respectively.

The Company’s future undiscounted cash payments associated with its operating leases as of June 30, 2019 are summarized below (dollars in thousands).

Remaining 2019	$2,412
2020	4,158
2021	3,129
2022	2,639
2023	2,066
2024	1,287
Thereafter	4,057
Total undiscounted lease payments	$19,748

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of June 30, 2019 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$59,278	$6,892	$1,540	$—	$67,710
Commitments to extend credit	1,079,334	423,900	109,412	1,027,608	2,640,254
Total	$1,138,612	$430,792	$110,952	$1,027,608	$2,707,964

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

10. OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income were as follows:

	Three Months Ended June 30,
	2019			2018
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income:
Securities available for sale:
Change in unrealized gain during period	$716	$(150)	$566	$380	$(80)	$300
Total securities available for sale	716	(150)	566	380	(80)	300
Total other comprehensive income	$716	$(150)	$566	$380	$(80)	$300

	Six Months Ended June 30,
	2019			2018
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income:
Securities available for sale:
Change in unrealized gain during period	$1,219	$(256)	$963	$580	$(122)	$458
Total securities available for sale	1,219	(256)	963	580	(122)	458
Total other comprehensive income	$1,219	$(256)	$963	$580	$(122)	$458

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at December 31, 2018	$310	$310
Other comprehensive income	963	963
Balance at June 30, 2019	$1,273	$1,273

Balance at December 31, 2017	$(113)	$(113)
Other comprehensive income	458	458
Balance at June 30, 2018	$345	$345

11. ACQUISITIONS

On June 17, 2019, Bancshares and LegacyTexas Financial Group, Inc. (“LegacyTexas”) jointly announced the signing of a definitive agreement whereby LegacyTexas, the parent company of LegacyTexas Bank, will merge into Bancshares. LegacyTexas Bank operates 42 locations in 19 North Texas cities in and around the Dallas-Fort Worth area. As of June 30, 2019, LegacyTexas, on a consolidated basis, reported total assets of $9.9 billion, total gross loans of $8.7 billion and total deposits of $7.1 billion.

Under the terms of the merger agreement, stockholders of LegacyTexas will receive 0.5280 shares of Bancshares common stock and $6.28 cash for each LegacyTexas share. Consummation of the merger is subject to certain conditions, including the approval by the shareholders of Bancshares and LegacyTexas and customary regulatory approvals. Based on Bancshares’ closing price of $67.24 on June 14, 2019, the total consideration was valued at approximately $2.1 billion, or approximately $41.78 per share. The merger is expected to close during the fourth quarter of 2019, although delays could occur.

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
•

the timing, impact and other uncertainties of any future acquisitions, including the pending acquisition of LegacyTexas and the Company’s ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the ability to enter new markets successfully and capitalize on growth opportunities;

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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank. The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of June 30, 2019, the Bank operated 243 full-service banking locations; with 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 33 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area.  The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, efficient operations and acquisitions, including strategic merger transactions. The Company focuses on continual internal growth. The Company maintains separate data with respect to each banking center’s net interest income, efficiency ratio, deposit growth and loan growth for purposes of measuring its overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining efficiency and stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth and achieve necessary controls while enabling the Company to minimize operational costs through certain economies of scale.  The Company also intends to continue to seek expansion opportunities. On June 17, 2019, Bancshares and LegacyTexas Financial Group, Inc. (“LegacyTexas”) jointly announced the signing of a definitive agreement whereby LegacyTexas, the parent company of LegacyTexas Bank, will merge into Bancshares.

Total assets were $22.38 billion at June 30, 2019 compared with $22.69 billion at December 31, 2018, a decrease of $318.2 million or 1.4%. Total loans were $10.59 billion at June 30, 2019 compared with $10.37 billion at December 31, 2018, an increase of $217.1 million or 2.1%. Total deposits were $16.89 billion at June 30, 2019 compared with $17.26 billion at December 31, 2018, a decrease of $368.9 million or 2.1%. Total shareholders’ equity was $4.13 billion at June 30, 2019 compared with $4.05 billion at December 31, 2018, an increase of $75.1 million or 1.9%.

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

PENDING ACQUISITIONS

On June 17, 2019, Bancshares and LegacyTexas jointly announced the signing of a definitive agreement whereby LegacyTexas, the parent company of LegacyTexas Bank, will merge into Bancshares. LegacyTexas Bank operates 42 locations in 19 North Texas cities in and around the Dallas-Fort Worth area. As of June 30, 2019, LegacyTexas, on a consolidated basis, reported total assets of $9.9 billion, total gross loans of $8.7 billion and total deposits of $7.1 billion.

Under the terms of the merger agreement, stockholders of LegacyTexas will receive 0.5280 shares of Bancshares common stock and $6.28 cash for each LegacyTexas share. Consummation of the merger is subject to certain conditions, including the approval by the shareholders of Bancshares and LegacyTexas and customary regulatory approvals. Based on Bancshares’ closing price of $67.24 on June 14, 2019, the total consideration was valued at approximately $2.1 billion, or approximately $41.78 per share. The merger is expected to close during the fourth quarter of 2019, although delays could occur.

RESULTS OF OPERATIONS

Net income available to common shareholders was $82.3 million for the quarter ended June 30, 2019 compared with $81.6 million for the same period in 2018, an increase of $661 thousand or 0.8%. Net income per diluted common share was $1.18 for the quarter ended June 30, 2019 compared with $1.17 for the same period in 2018, an increase of 0.9%. The Company posted annualized returns on average common equity of 7.92% and 8.33%, annualized returns on average assets of 1.46% and 1.44% and efficiency ratios of 43.74% and 43.95% for the quarters ended June 30, 2019 and 2018, respectively. The efficiency ratio is calculated by dividing total non-interest expense by the sum of net interest income and non-interest income. Because the ratio is a measure of revenues and expenses resulting from our lending activities and fee-based banking services, net gains and losses on the sale of assets and securities are not included. Additionally, taxes are not part of this calculation.

For the six months ended June 30, 2019, net income available to common shareholders was $164.7 million compared with $156.0 million for the same period in 2018, an increase of $8.7 million or 5.6%. Net income per diluted common share was $2.36 for the six months ended June 30, 2019 compared with $2.23 for the same period in 2018, an increase of 5.8%. Net income and earnings per diluted common share for the six months ended June 30, 2018 were impacted by significant charge-offs during the first quarter of 2018. The Company posted annualized returns on average common equity of 7.99% and 8.01%, annualized returns on average assets of 1.46% and 1.38% and efficiency ratios of 43.34% and 44.07% for the six months ended June 30, 2019 and 2018, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended June 30, 2019

Net interest income before the provision for credit losses was $154.8 million for the quarter ended June 30, 2019, a decrease of $7.0 million or 4.3%, compared with $161.8 million for the same period in 2018. This change was primarily due to lower loan discount accretion for the second quarter of 2019 and the collection of previously identified troubled assets during the second quarter of 2018.

Interest income on loans was $133.5 million for the quarter ended June 30, 2019, an increase of $5.1 million or 4.0%, compared with $128.4 million for the same period in 2018. This increase was primarily due to higher average loans and higher loan rates, partially offset by a decrease in loan discount accretion for the second quarter of 2019 and the collection of previously identified troubled assets during the second quarter of 2018.

Interest income on securities was $53.9 million for the quarter ended June 30, 2019, a decrease of $1.6 million or 2.9%, compared with $55.6 million for the same period in 2018. This decrease was primarily due to lower average securities, partially offset by higher yields.

Average interest-bearing liabilities were $12.59 billion for the quarter ended June 30, 2019, a decrease of $388.5 million or 3.0%, compared with $12.98 billion for the same period in 2018. The net interest margin on a tax-equivalent basis decreased from 3.28% for the quarter ended June 30, 2018 to 3.16% for the quarter ended June 30, 2019. This change was primarily due to lower loan discount accretion for the second quarter of 2019 and the collection of previously identified troubled assets during the second quarter of 2018.

For the Six Months Ended June 30, 2019

Net interest income before the provision for credit losses was $309.7 million for the six months ended June 30, 2019, a decrease of $5.3 million or 1.7%, compared with $315.0 million for the same period in 2018.  This change was primarily due to higher rates on deposits and lower loan discount accretion, partially offset by higher balances and yields on loans. Additionally, net interest income for the six months ended June 30, 2018 was positively impacted by the collection of previously identified troubled assets.

Interest income on loans was $263.6 million for the six months ended June 30, 2019, an increase of $18.9 million or 7.7%, compared with $244.7 million for the same period in 2018. This increase was primarily due to higher average loans and higher loan rates, partially offset by lower loan discount accretion. Additionally, loan interest income for the six months ended June 30, 2018 was positively impacted by the collection of previously identified troubled assets. The Company had $14.6 million of total outstanding discounts on acquired loans, of which $13.4 million was accretable at June 30, 2019.

Interest income on securities was $109.6 million for the six months ended June 30, 2019, a decrease of $442 thousand or 0.4%, compared with $110.0 million for the same period in 2018.

Average interest-bearing liabilities were $12.70 billion for the six months ended June 30, 2019, a decrease of $342.9 million or 2.6%, compared with $13.04 billion for the same period in 2018. The net interest margin on a tax-equivalent basis decreased from 3.22% for the six months ended June 30, 2018 to 3.18% for the six months ended June 30, 2019. This change was primarily due to lower loan discount accretion for the six months ended June 30, 2019 and the collection of previously identified troubled assets during the six months ended June 30, 2018.

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

	Three Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$10,520,425	$133,525	5.09%	$10,044,064	$128,445	5.13%
Investment securities	9,185,877	53,944	2.36%	9,770,963	55,577	2.28%
Federal funds sold and other earning assets	64,335	318	1.98%	79,947	299	1.50%
Total interest-earning assets	19,770,637	187,787	3.81%	19,894,974	184,321	3.72%
Allowance for credit losses	(86,158)			(84,285)
Noninterest-earning assets	2,842,478			2,809,197
Total assets	$22,526,957			$22,619,886

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,714,968	$5,813	0.63%	$3,971,356	$4,983	0.50%
Savings and money market deposits	5,647,494	12,722	0.90%	5,342,323	6,709	0.50%
Certificates and other time deposits	2,057,033	8,027	1.57%	2,094,065	4,369	0.84%
Other borrowings	883,557	5,556	2.52%	1,272,032	6,046	1.91%
Securities sold under repurchase agreements	288,666	831	1.15%	300,471	411	0.55%
Total interest-bearing liabilities	12,591,718	32,949	1.05%	12,980,247	22,518	0.70%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,674,615			5,646,114
Other liabilities	108,246			75,161
Total liabilities	18,374,579			18,701,522
Shareholders' equity	4,152,378			3,918,364
Total liabilities and shareholders' equity	$22,526,957			$22,619,886

Net interest rate spread			2.76%			3.02%

Net interest income and margin (2) (3)		$154,838	3.14%		$161,803	3.26%

Net interest income and margin (tax equivalent) (4)		$155,665	3.16%		$162,706	3.28%

______________

(1) Annualized and based on average balances on an actual 365-day basis for the three months ended June 30, 2019 and 2018.

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

	Six Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$10,456,684	$263,590	5.08%	$10,017,340	$244,691	4.93%
Investment securities	9,242,605	109,592	2.39%	9,756,861	110,034	2.27%
Federal funds sold and other earning assets	68,068	720	2.13%	80,858	614	1.53%
Total interest-earning assets	19,767,357	$373,902	3.81%	19,855,059	$355,339	3.61%
Allowance for credit losses	(86,332)			(83,140)
Noninterest-earning assets	2,853,199			2,816,449
Total assets	$22,534,224			$22,588,368

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,930,475	$12,625	0.65%	$4,180,631	$10,046	0.48%
Savings and money market deposits	5,560,625	23,906	0.87%	5,409,991	11,951	0.45%
Certificates and other time deposits	2,059,877	15,159	1.48%	2,131,301	8,536	0.81%
Other borrowings	864,322	10,873	2.54%	1,003,259	9,019	1.81%
Securities sold under repurchase agreements	280,692	1,590	1.14%	313,730	761	0.49%
Total interest-bearing liabilities	12,695,991	64,153	1.02%	13,038,912	40,313	0.62%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,616,541			5,578,592
Other liabilities	97,610			78,270
Total liabilities	18,410,142			18,695,774
Shareholders' equity	4,124,082			3,892,594
Total liabilities and shareholders' equity	$22,534,224			$22,588,368

Net interest rate spread			2.79%			2.99%

Net interest income and margin (2) (3)		$309,749	3.16%		$315,026	3.20%

Net interest income and margin (tax equivalent) (4)		$311,439	3.18%		$316,870	3.22%

____________

(1) Annualized and based on average balances on an actual 365-day basis for the six months ended June 30, 2019 and 2018.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019 vs. 2018			2019 vs. 2018
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$6,092	$(1,012)	$5,080	$10,732	$8,167	$18,899
Investment securities (1)	(3,328)	1,695	(1,633)	(5,800)	5,358	(442)
Federal funds sold and other earning assets	(58)	77	19	(97)	203	106
Total increase in interest income	2,706	760	3,466	4,835	13,728	18,563

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(322)	1,152	830	(601)	3,180	2,579
Savings and money market deposits	383	5,630	6,013	333	11,622	11,955
Certificates and other time deposits (1)	(77)	3,735	3,658	(286)	6,909	6,623
Other borrowings	(1,847)	1,357	(490)	(1,249)	3,103	1,854
Securities sold under repurchase agreements	(16)	436	420	(80)	909	829
Total (decrease) increase in interest expense	(1,879)	12,310	10,431	(1,883)	25,723	23,840
Increase (decrease) in net interest income	$4,585	$(11,550)	$(6,965)	$6,718	$(11,995)	$(5,277)
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

The Company recorded an $800 thousand provision for credit losses for the quarter ended June 30, 2019 and a $4.0 million provision for credit losses for the quarter ended June 30, 2018. Net recoveries were $115 thousand for the quarter ended June 30, 2019 compared with net charge-offs of $2.6 million for the quarter ended June 30, 2018.  The Company made a $1.5 million provision for credit losses for the six months ended June 30, 2019 and a $13.0 million provision for credit losses for the six months ended June 30, 2018. Net charge-offs were $934 thousand for the six months ended June 30, 2019 compared with $12.1 million for the six months ended June 30, 2018. See "Financial Condition – Allowance for Credit Losses" below for more information.

Noninterest Income

The Company’s primary sources of recurring noninterest income are nonsufficient funds (“NSF”) fees, credit, debit and ATM card income and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its trust, mortgage and brokerage lines of business. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $30.0 million for the three months ended June 30, 2019 compared with $28.4 million for the same period in 2018, an increase of $1.6 million or 5.6%. Noninterest income totaled $58.1 million for the six months ended June 30, 2019 compared with $56.3 million for the same period in 2018, an increase of $1.8 million or 3.2%. The change during both periods was primarily due to an increase in other noninterest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$7,973	$7,828	$15,789	$15,655
Credit card, debit card and ATM card income	6,480	6,335	12,451	12,296
Service charges on deposit accounts	4,989	5,150	9,987	10,425
Trust income	2,558	2,251	5,153	4,979
Mortgage income	990	1,109	1,712	1,872
Brokerage income	541	687	1,214	1,312
Bank owned life insurance income	1,321	1,317	2,610	2,628
Net gain (loss) on sale of assets	2	(44)	60	(44)
Net loss on sale of securities	—	(13)	—	(13)
Other	5,104	3,751	9,126	7,199
Total noninterest income	$29,958	$28,371	$58,102	$56,309

Noninterest Expense

Noninterest expense totaled $80.8 million for the quarter ended June 30, 2019 compared with $83.6 million for the quarter ended June 30, 2018, a decrease of $2.8 million or 3.3%. Noninterest expense totaled $159.4 million for the six months ended June 30, 2019 compared with $163.7 million for the six months ended June 30, 2018, a decrease of $4.3 million or 2.6%.  The change during both periods was primarily due to decreases in regulatory assessments and FDIC insurance and in other noninterest expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Salaries and employee benefits (1)	$52,941	$53,360	$104,014	$103,759
Non-staff expenses:
Net occupancy and equipment	5,492	5,692	10,958	11,301
Credit and debit card, data processing and software amortization	4,904	4,356	9,477	8,804
Regulatory assessments and FDIC insurance	2,325	3,575	4,699	7,150
Core deposit intangibles amortization	1,265	1,501	2,584	3,069
Depreciation	3,111	3,054	6,215	6,087
Communications (2)	2,183	2,606	4,453	5,186
Other real estate expense, net (3)	66	93	(28)	304
Other	8,534	9,365	17,020	17,996
Total noninterest expense	$80,821	$83,602	$159,392	$163,656

(1) Includes stock-based compensation expense of $2.3 million and $2.6 million for the three months ended June 30, 2019 and 2018, respectively, and $5.1 million and $5.2 million for the six months ended June 30, 2019 and 2018, respectively.

(2) Communications expense includes telephone, data circuits, postage and courier expenses.

(3) Other real estate expense is net of rental income and gains and losses on sales of real estate.

Income Taxes

Income tax expense totaled $20.9 million for the three months ended June 30, 2019 compared with $21.0 million for the same period in 2018, a decrease of $58 thousand or 0.3%. Income tax expense totaled $42.3 million for the six months ended June 30, 2019 compared with $38.7 million for the same period in 2018, an increase of $3.6 million or 9.2%. This increase was due to higher pre-tax net earnings for the six months ended June 30, 2019. The Company’s effective tax rate for the three months ended June 30, 2019 and 2018 was 20.3% and 20.4%, respectively. The Company’s effective tax rate for the six months ended June 30, 2019 and 2018 was 20.4% and 19.9%, respectively.

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

	June 30, 2019
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$20,315	$—	$—	$—	$20,315
Commercial and industrial	1,348,545	149,089	27,871	123	1,525,628
Real estate:
Construction, land development and other land loans	1,711,630	15,096	12,152	430	1,739,308
1-4 family residential (includes home equity)	2,491,571	65,291	131,985	4,116	2,692,963
Commercial real estate (includes multi-family residential)	3,083,000	235,088	230,643	2,937	3,551,668
Farmland	484,784	12,071	44,275	339	541,469
Agriculture	157,163	37,786	52	—	195,001
Consumer and other	293,610	19,225	8,188	—	321,023
Total loans held for investment	9,570,303	533,646	455,166	7,945	10,567,060
Total	$9,590,618	$533,646	$455,166	$7,945	$10,587,375

	December 31, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$29,367	$—	$—	$—	$29,367
Commercial and industrial	1,281,069	170,221	32,130	151	1,483,571
Real estate:
Construction, land development and other land loans	1,595,052	11,101	15,644	492	1,622,289
1-4 family residential (includes home equity)	2,446,160	73,809	153,456	4,117	2,677,542
Commercial real estate (includes multi-family residential)	3,003,176	276,849	255,066	3,466	3,538,557
Farmland	485,101	13,431	46,479	362	545,373
Agriculture	139,849	44,208	71	—	184,128
Consumer and other	257,484	22,841	9,161	—	289,486
Total loans held for investment	9,207,891	612,460	512,007	8,588	10,340,946
Total	$9,237,258	$612,460	$512,007	$8,588	$10,370,313

At June 30, 2019, total loans were $10.59 billion, an increase of $217.1 million or 2.1%, compared with $10.37 billion at December 31, 2018. Loans at June 30, 2019 included $20.3 million of loans held for sale compared with $29.4 million at December 31, 2018. At June 30, 2019, loans represented 47.3% of total assets compared with 45.7% of total assets at December 31, 2018.

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

Included in commercial and industrial loans are (1) commitments to oil and gas producers secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of June 30, 2019, oil and gas loans totaled $367.0 million or 3.5% of total loans, compared with total oil and gas loans of $372.5 million or 3.6% of total loans as of December 31, 2018. In addition, as of June 30, 2019, the Company had total unfunded commitments to oil and gas companies of $220.4 million compared with total unfunded commitments to oil and gas companies of $238.5 million as of December 31, 2018. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

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

Nonperforming assets increased $22.6 million, or 119.2%, to $41.6 million at June 30, 2019 compared with $19.0 million at December 31, 2018, of which $3.3 million and $4.7 million, respectively, were attributable to acquired loans. The increase in nonperforming assets was primarily due to a commercial and industrial loan and a 1-4 family residential loan being placed on nonaccrual during the six months ended June 30, 2019.

The following tables present information regarding nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated:

	June 30, 2019
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$34,092	$1,138	$2,059	$—	$37,289
Accruing loans 90 or more days past due	1,594	—	—	—	1,594
Total nonperforming loans	35,686	1,138	2,059	—	38,883
Repossessed assets	650	—	20	—	670
Other real estate	1,970	—	35	—	2,005
Total nonperforming assets	$38,306	$1,138	$2,114	$—	$41,558

Nonperforming assets to total loans and other real estate by category	0.40%	0.21%	0.46%	—	0.39%

	December 31, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$9,177	$1,737	$2,214	$19	$13,147
Accruing loans 90 or more days past due	3,783	221	—	—	4,004
Total nonperforming loans	12,960	1,958	2,214	19	17,151
Repossessed assets	—	—	—	—	—
Other real estate	1,315	455	35	—	1,805
Total nonperforming assets	$14,275	$2,413	$2,249	$19	$18,956

Nonperforming assets to total loans and other real estate by category	0.15%	0.39%	0.44%	0.22%	0.18%

(1) Includes troubled debt restructurings of $14.3 million and $51 thousand as of June 30, 2019 and December 31, 2018, respectively.

Nonperforming assets were 0.39% of total loans and other real estate at June 30, 2019 compared with 0.18% of total loans and other real estate at December 31, 2018. The allowance for credit losses as a percentage of total nonperforming loans was 223.8% at June 30, 2019 and 504.0% at December 31, 2018.

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

	As of and for the Six Months Ended June 30, 2019
	Legacy	Acquired
	Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$9,388,230	$1,068,454	$10,456,684
Gross loans outstanding at end of period	$9,590,618	$996,757	$10,587,375
Allowance for credit losses at beginning of period	$78,956	$7,484	$86,440
Provision for credit losses	3,206	(1,706)	1,500
Charge-offs:
Commercial and industrial	(2,077)	(5)	(2,082)
Real estate and agriculture	(130)	(19)	(149)
Consumer and other	(1,776)	(21)	(1,797)
Recoveries:
Commercial and industrial	755	436	1,191
Real estate and agriculture	1,357	11	1,368
Consumer and other	521	14	535
Net charge-offs	(1,350)	416	(934)
Allowance for credit losses at end of period	$80,812	$6,194	$87,006
Ratio of allowance to end of period loans	0.84%	0.62%	0.82%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.03%	(0.08%)	0.02%
Ratio of allowance to end of period nonperforming loans	226.5%	193.7%	223.8%

	As of and for the Six Months Ended June 30, 2018
	Legacy	Acquired
	Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$8,655,398	$1,361,942	$10,017,340
Gross loans outstanding at end of period	$8,874,629	$1,271,936	$10,146,565
Allowance for credit losses at beginning of period	$73,407	$10,634	$84,041
Provision for credit losses	13,571	(571)	13,000
Charge-offs:
Commercial and industrial	(8,148)	(1,222)	(9,370)
Real estate and agriculture	(1,630)	(375)	(2,005)
Consumer and other	(1,882)	(29)	(1,911)
Recoveries:
Commercial and industrial	74	233	307
Real estate and agriculture	123	7	130
Consumer and other	767	5	772
Net charge-offs	(10,696)	(1,381)	(12,077)
Allowance for credit losses at end of period	$76,282	$8,682	$84,964
Ratio of allowance to end of period loans	0.86%	0.68%	0.84%
Ratio of net charge-offs to average loans (annualized)	0.25%	0.20%	0.24%
Ratio of allowance to end of period nonperforming loans	601.7%	101.0%	399.5%

The Company had gross charge-offs on legacy loans of $4.0 million during the six months ended June 30, 2019. Partially offsetting these charge-offs were recoveries on legacy loans of $2.6 million. Gross charge-offs on acquired loans were $45 thousand during the six months ended June 30, 2019. Offsetting these charge-offs were recoveries on acquired loans of $461 thousand. Total charge-offs for the six months ended June 30, 2019 were $4.0 million, partially offset by total recoveries of $3.1 million.

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

	June 30, 2019
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$34,975	$4,202	$—	$—	$39,177	14.4%
Real estate	41,154	1,278	3	—	42,435	75.6%
Agriculture and agriculture real estate	3,125	691	—	—	3,816	7.0%
Consumer and other	1,558	20	—	—	1,578	3.0%
Total allowance for credit losses	$80,812	$6,191	$3	$—	$87,006	100.0%

	December 31, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$35,088	$5,135	$—	$—	$40,223	14.3%
Real estate	39,475	1,453	9	—	40,937	75.9%
Agriculture and agriculture real estate	2,828	865	—	—	3,693	7.0%
Consumer and other	1,565	22	—	—	1,587	2.8%
Total allowance for credit losses	$78,956	$7,475	$9	$—	$86,440	100.0%

At June 30, 2019, the allowance for credit losses totaled $87.0 million compared with $86.4 million at December 31, 2018, an increase of $566 thousand or 0.7%. The allowance for credit losses totaled 0.82% of total loans at June 30, 2019 and 0.83% of total loans at December 31, 2018.

At June 30, 2019, $80.8 million of the allowance for credit losses was attributable to legacy loans, an increase of $1.9 million or 2.4% compared with $79.0 million of the allowance at December 31, 2018. This change was primarily attributable to increases in the legacy loan balance and specific reserves identified for loans with deteriorated credit quality. At June 30, 2019, $6.2 million of the allowance for credit losses was attributable to acquired legacy loans compared with $7.5 million of the allowance at December 31, 2018, a decrease of $1.3 million or 17.2%. This change was primarily attributable to decreases in acquired legacy loan balances and specific reserves identified for loans with deteriorated credit quality, partially offset by higher historical loss rates. At June 30, 2019, $3 thousand of the allowance for credit losses was attributable to Non-PCI loans compared with $9 thousand of the allowance at December 31, 2018, a decrease of $6 thousand or 66.7%. At June 30, 2019 and December 31, 2018, there was no allowance for credit losses attributable to PCI loans.

At June 30, 2019, the Company had $14.6 million of total outstanding discounts on Non-PCI and PCI loans, of which $13.4 million was accretable.

The Company believes that the allowance for credit losses at June 30, 2019 is adequate to cover estimated losses in the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at June 30, 2019.

Securities

The carrying cost of securities totaled $8.95 billion at June 30, 2019 compared with $9.41 billion at December 31, 2018, a decrease of $457.0 million or 4.9%. At June 30, 2019, securities represented 40.0% of total assets compared with 41.5% of total assets at December 31, 2018.

The amortized cost and fair value of investment securities were as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$469	$1	$—	$470
Collateralized mortgage obligations	244,256	796	(130)	244,922
Mortgage-backed securities	60,441	946	(2)	61,385
Total	$305,166	$1,743	$(132)	$306,777
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$22,867	$43	$(3)	$22,907
States and political subdivisions	215,871	6,088	(144)	221,815
Collateralized mortgage obligations	462	5	(1)	466
Mortgage-backed securities	8,405,963	50,480	(45,222)	8,411,221
Total	$8,645,163	$56,616	$(45,370)	$8,656,409

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,159	$7	$—	$1,166
Collateralized mortgage obligations	12,724	69	(37)	12,756
Mortgage-backed securities	69,880	553	(200)	70,233
Total	$83,763	$629	$(237)	$84,155
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$25,778	$—	$(100)	$25,678
States and political subdivisions	253,198	3,440	(777)	255,861
Collateralized mortgage obligations	509	1	(2)	508
Mortgage-backed securities	9,045,326	5,798	(251,935)	8,799,189
Total	$9,324,811	$9,239	$(252,814)	$9,081,236

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of June 30, 2019, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2019, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $16.89 billion at June 30, 2019 compared with $17.26 billion at December 31, 2018, a decrease of $368.9 million or 2.1%. At June 30, 2019, noninterest-bearing deposits totaled $5.69 billion, an increase of $25.1 million or 0.4% compared with $5.67 billion at December 31, 2018. Interest-bearing deposits totaled $11.20 billion at June 30, 2019 compared with $11.59 billion at December 31, 2018, a decrease of $394.0 million or 3.4%.

Average deposits for the six months ended June 30, 2019 were $17.17 billion, a decrease of $133.0 million or 0.8%, compared with $17.30 billion for the six months ended June 30, 2018. This change was primarily due to a decrease in municipal account balances. The ratio of average interest-bearing deposits to total average deposits was 67.3% during the first six months of 2019 compared with 67.8% during the first six months of 2018.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Six Months Ended June 30,
	2019		2018
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$3,930,475	0.65%	$4,180,631	0.48%
Regular savings	2,253,843	0.45%	2,299,185	0.33%
Money market savings	3,306,782	1.15%	3,110,806	0.53%
Certificates, IRAs and other time deposits	2,059,877	1.48%	2,131,301	0.81%
Total interest-bearing deposits	11,550,977	0.90%	11,721,923	0.53%
Noninterest-bearing demand deposits	5,616,541		5,578,592
Total deposits	$17,167,518	0.61%	$17,300,515	0.36%

(1) Annualized and based on average balances on an actual 365-day basis for the six months ended June 30, 2019 and 2018.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
FHLB advances	$940,000	$1,030,000
FHLB long-term notes payable	874	1,126
Total other borrowings	940,874	1,031,126
Securities sold under repurchase agreements	313,825	284,720
Total	$1,254,699	$1,315,846

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2019, the Company had total funds of $6.55 billion available under this line. FHLB advances of $940 million were outstanding at June 30, 2019, at a weighted average rate of 2.37%. Long-term notes payable were $874 thousand at June 30, 2019, with a weighted average rate of 4.81%. The maturity dates on the FHLB notes payable range from the years 2020 to 2027 and have interest rates ranging from 4.54% to 5.23%.

Securities sold under repurchase agreements— At June 30, 2019, the Company had $313.8 million in securities sold under repurchase agreements with banking customers compared with $284.7 million at December 31, 2018, an increase of $29.1 million or 10.2%.  Repurchase agreements are generally settled on the following business day; however, approximately $7.4 million of the repurchase agreements outstanding at June 30, 2019 have maturity dates ranging from 6 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

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

As of June 30, 2019, the Company had outstanding $2.64 billion in commitments to extend credit and $67.7 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2019, the Company had cash and cash equivalents of $302.6 million compared with $411.1 million at December 31, 2018, a decrease of $108.5 million or 26.4%. The decrease was primarily due to the net decrease in interest-bearing deposits of $394.1 million and the net increase in loans held for investment of $226.7 million, partially offset by the net proceeds on investment securities of $444.0 million.

Share Repurchases

In January 2018, the Bancshares Board of Directors authorized a stock repurchase program under which Bancshares may repurchase up to 5%, or approximately 3.47 million shares, of its outstanding common stock over a two-year period expiring on January 16, 2020, at the discretion of management. Repurchases under this program may be made from time to time in open market transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In June 2019, the Bancshares Board of Directors authorized Bancshares to repurchase shares of its outstanding common stock outside the safe harbor provided by Rule 10b-18 of the Exchange Act prior to the time that a joint proxy statement/prospectus is sent to the shareholders of LegacyTexas and Bancshares seeking their vote on the approval of the merger of LegacyTexas into Bancshares, and after completion of such votes. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and may suspend, modify or terminate the program at any time and for any reason, without prior notice. During the second quarter of 2019, Bancshares repurchased 818.6 thousand shares of its common stock at an average weighted price of $64.52 per share (including 219.8 thousand shares purchased for which the settlement occurred in July 2019.)

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments as of June 30, 2019 (other than deposit obligations and securities sold under repurchase agreements) are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB borrowings as of June 30, 2019 are summarized below. Payments for FHLB borrowings include interest of $75 thousand that will be paid over the future periods. The payments do not include pre-payment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank advances and notes payable	$940,323	$448	$125	$53	$940,949

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 13 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company does not have any sublease arrangements. As of June 30, 2019, operating lease ROU assets and lease liabilities were approximately $15 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of June 30, 2019, the weighted average remaining lease terms of the Company’s operating leases were 5.2 years. The weighted average discount rate used to determine the lease liabilities as of June 30, 2019 for the Company’s operating leases was 3.43%. Cash paid for the Company’s operating leases for the three and six months ended June 30, 2019 was $1.4 million and $2.8 million, respectively.

The Company’s future undiscounted cash payments associated with its operating leases as of June 30, 2019 are summarized below (dollars in thousands).

Remaining 2019	$2,412
2020	4,158
2021	3,129
2022	2,639
2023	2,066
2024	1,287
Thereafter	4,057
Total undiscounted lease payments	$19,748

The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2018 (dollars in thousands):

2019	$4,897
2020	4,088
2021	3,013
2022	2,319
2023	2,025
Thereafter	3,597
Total non-cancelable lease payments	$19,939

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of June 30, 2019 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$59,278	$6,892	$1,540	$—	$67,710
Commitments to extend credit	1,079,334	423,900	109,412	1,027,608	2,640,254
Total	$1,138,612	$430,792	$110,952	$1,027,608	$2,707,964

Capital Resources

Total shareholders’ equity was $4.13 billion at June 30, 2019 compared with $4.05 billion at December 31, 2018, an increase of $75.1 million or 1.9%. The increase was primarily the result of net income of $164.7 million, partially offset by dividend payments of $57.3 million for the six months ended June 30, 2019

The Basel III Capital Rules adopted by the federal regulatory authorities in 2013 substantially revised the risk-based capital requirements applicable to the Company and the Bank. The Basel III Capital Rules became effective for the Company on January 1, 2015, subject to a phase-in period for certain provisions. The Basel III Capital Rules require a capital conservation buffer with respect to each of the Common Equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements.  The capital conservation buffer of 2.5% was fully phased-in on January 1, 2019.  A financial institution with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of June 30, 2019, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of June 30, 2019:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of June 30, 2019
The Company
CET1 capital (to risk weighted assets)	4.50%		7.00%	N/A	16.59%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	N/A	16.59%
Total capital (to risk weighted assets)	8.00%		10.50%	N/A	17.25%
Tier 1 capital (to average assets)	4.00%	(1)	4.00%	N/A	10.67%

The Bank
CET1 capital (to risk weighted assets)	4.50%		7.00%	6.50%	16.49%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	8.00%	16.49%
Total capital (to risk weighted assets)	8.00%		10.50%	10.00%	17.15%
Tier 1 capital (to average assets)	4.00%	(2)	4.00%	5.00%	10.60%

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2) The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

a. None.

b. None.

c. The following table details the Company’s repurchases of shares of its common stock during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (2)
April 1 - April 30, 2019	—	$—	—	3,474,496
May 1 - May 31, 2019	—	—	—	3,474,496
June 1 - June 30, 2019 (1)	818,641	64.52	818,641	2,655,855
Total	818,641	$64.52	818,641

(1)	Includes 219,813 shares purchased for which the settlement occurred in July 2019.
(2)

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

2.1

Agreement and Plan of Reorganization, dated as of June 16, 2019, by and between Prosperity Bancshares, Inc. and LegacyTexas Financial Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 17, 2019)

3.1

Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267) (the “Registration Statement”))

3.2

Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019)

4.1	Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

10.1

Executive Employment Agreement, dated as of June 16, 2019, by and among Prosperity Bank, LegacyTexas Bank and Kevin J. Hanigan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019)

10.2

Executive Employment Agreement, dated as of June 16, 2019, by and among Prosperity Bank, LegacyTexas Bank and J. Mays Davenport (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 20, 2019)

10.3

Form of Director Support Agreement by and among Prosperity Bancshares, Inc., LegacyTexas Financial Group, Inc., LegacyTexas Bank and each of the non-employee directors of LegacyTexas Financial Group, Inc. and LegacyTexas Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 20, 2019)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 08/02/19	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 08/02/19	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer