Form 10-Q
period 2019-09-30
PROSPERITY BANCSHARES INC
filed 2019-11-07
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of October 31, 2019, there were 68,396,378 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$420,359	$410,575
Federal funds sold	521	552
Total cash and cash equivalents	420,880	411,127
Available for sale securities, at fair value	298,368	84,155
Held to maturity securities, at cost (fair value of $8,217,601 and $9,081,236, respectively)	8,196,838	9,324,811
Total securities	8,495,206	9,408,966
Loans held for sale	20,284	29,367
Loans held for investment	10,653,061	10,340,946
Total loans	10,673,345	10,370,313
Less: allowance for credit losses	(87,061)	(86,440)
Loans, net	10,586,284	10,283,873
Accrued interest receivable	53,789	56,532
Goodwill	1,900,845	1,900,845
Core deposit intangibles, net	29,051	32,883
Bank premises and equipment, net	263,703	257,046
Other real estate owned	815	1,805
Bank owned life insurance (BOLI)	262,381	260,335
Federal Home Loan Bank of Dallas stock	39,542	55,959
Other assets	40,321	24,031
TOTAL ASSETS	$22,092,817	$22,693,402
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$5,784,002	$5,666,115
Interest-bearing	11,145,918	11,590,443
Total deposits	16,929,920	17,256,558
Other borrowings	600,795	1,031,126
Securities sold under repurchase agreements	311,404	284,720
Accrued interest payable	5,438	4,201
Other liabilities	118,454	63,973
Total liabilities	17,966,011	18,640,578
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 68,396,778 shares issued and outstanding at September 30, 2019; 69,846,825 shares issued and outstanding at December 31, 2018	68,397	69,847
Capital surplus	1,959,960	2,045,351
Retained earnings	2,098,411	1,937,316
Accumulated other comprehensive income —net unrealized gain on available for sale securities, net of tax expense of $10 and $82, respectively	38	310
Total shareholders’ equity	4,126,806	4,052,824
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,092,817	$22,693,402

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$134,943	$128,645	$398,533	$373,336
Securities	50,872	55,705	160,464	165,739
Federal funds sold and other earning assets	363	326	1,083	940
Total interest income	186,178	184,676	560,080	540,015
INTEREST EXPENSE:
Deposits	26,939	19,208	78,629	49,741
Other borrowings	4,335	7,583	15,208	16,602
Securities sold under repurchase agreements	914	566	2,504	1,327
Total interest expense	32,188	27,357	96,341	67,670
NET INTEREST INCOME	153,990	157,319	463,739	472,345
PROVISION FOR CREDIT LOSSES	1,100	2,350	2,600	15,350
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	152,890	154,969	461,139	456,995
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,835	8,606	24,624	24,261
Credit card, debit card and ATM card income	6,688	6,242	19,139	18,538
Service charges on deposit accounts	5,020	5,137	15,007	15,562
Trust income	2,492	2,692	7,645	7,671
Mortgage income	839	856	2,551	2,728
Brokerage income	522	784	1,736	2,096
Net (loss) gain on sale of assets	(3)	4	57	(40)
Net loss on sale of securities	—	—	—	(13)
Other	6,280	6,303	18,016	16,130
Total noninterest income	30,673	30,624	88,775	86,933
NONINTEREST EXPENSE:
Salaries and employee benefits	52,978	51,906	156,992	155,665
Net occupancy and equipment	5,607	5,808	16,565	17,109
Credit and debit card, data processing and software amortization	4,989	4,512	14,466	13,316
Regulatory assessments and FDIC insurance	1,814	3,347	6,513	10,497
Core deposit intangibles amortization	1,248	1,478	3,832	4,547
Depreciation	3,286	3,139	9,501	9,226
Communications	2,214	2,442	6,667	7,628
Other real estate expense, net	(47)	217	(75)	521
Other	8,610	8,911	25,630	26,907
Total noninterest expense	80,699	81,760	240,091	245,416
INCOME BEFORE INCOME TAXES	102,864	103,833	309,823	298,512
PROVISION FOR INCOME TAXES	21,106	21,310	63,405	60,031
NET INCOME	$81,758	$82,523	$246,418	$238,481
EARNINGS PER SHARE:
Basic	$1.19	$1.18	$3.55	$3.42
Diluted	$1.19	$1.18	$3.55	$3.42

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$81,758	$82,523	$246,418	$238,481
Other comprehensive (loss) income, before tax:
Securities available for sale:
Change in unrealized (losses) gains during the period	(1,563)	149	(344)	729
Total other comprehensive (loss) income	(1,563)	149	(344)	729
Deferred tax benefit (expense) related to other comprehensive (loss) income	328	(31)	72	(153)
Other comprehensive (loss) income, net of tax	(1,235)	118	(272)	576
Comprehensive income	$80,523	$82,641	$246,146	$239,057

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT JUNE 30, 2019	69,261,431	$69,261	$2,012,665	$2,044,696	$1,273	$4,127,895
Net income				81,758		81,758
Other comprehensive loss					(1,235)	(1,235)
Common stock issued in connection with the issuance of restricted stock awards, net	9,750	10	(10)			—
Common stock repurchase	(874,403)	(874)	(55,189)			(56,063)
Stock based compensation expense			2,494			2,494
Cash dividends declared, $0.41 per share				(28,043)		(28,043)
BALANCE AT SEPTEMBER 30, 2019	68,396,778	$68,397	$1,959,960	$2,098,411	$38	$4,126,806

Nine Months Ended
BALANCE AT DECEMBER 31, 2018	69,846,825	$69,847	$2,045,351	$1,937,316	$310	$4,052,824
Net income				246,418		246,418
Other comprehensive loss					(272)	(272)
Common stock issued in connection with the issuance of restricted stock awards, net	23,184	23	(23)			—
Common stock repurchase	(1,473,231)	(1,473)	(93,011)			(94,484)
Stock based compensation expense			7,643			7,643
Cash dividends declared, $1.23 per share				(85,323)		(85,323)
BALANCE AT SEPTEMBER 30, 2019	68,396,778	$68,397	$1,959,960	$2,098,411	$38	$4,126,806

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT JUNE 30, 2018	69,838,186	$69,838	$2,040,032	$1,825,237	$345	$3,935,452
Net income				82,523		82,523
Other comprehensive income					118	118
Common stock issued in connection with the issuance of restricted stock awards, net	(200)	—	—			—
Stock based compensation expense			2,746			2,746
Cash dividends declared, $0.36 per share				(25,142)		(25,142)
BALANCE AT SEPTEMBER 30, 2018	69,837,986	69,838	2,042,778	1,882,618	463	3,995,697

Nine Months Ended
BALANCE AT DECEMBER 31, 2017	69,490,910	$69,491	$2,035,219	$1,719,557	$(113)	$3,824,154
Net income				238,481		238,481
Other comprehensive income					576	576
Common stock issued in connection with the issuance of restricted stock awards, net	347,076	347	(347)			—
Stock based compensation expense			7,906			7,906
Cash dividends declared, $1.08 per share				(75,420)		(75,420)
BALANCE AT SEPTEMBER 30, 2018	69,837,986	$69,838	$2,042,778	$1,882,618	$463	$3,995,697

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$246,418	$238,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	13,333	13,773
Provision for credit losses	2,600	15,350
Net amortization of premium on investments	22,223	24,276
Net (gain) loss on sale of other real estate and repossessed assets	(346)	130
Net loss on sale of investment securities	—	13
Net (gain) loss on sale of assets	(57)	40
Net accretion of discount on loans	(4,303)	(11,006)
Net amortization of premium on deposits	—	(106)
Gain on sale of loans	(2,355)	(2,590)
Proceeds from sale of loans held for sale	132,554	145,961
Originations of loans held for sale	(121,212)	(140,007)
Stock based compensation expense	7,643	7,906
Decrease (increase) in accrued interest receivable and other assets	13,860	(36,038)
Increase (decrease) in accrued interest payable and other liabilities	38,840	(29,975)
Net cash provided by operating activities	349,198	226,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,328,559	1,341,650
Purchase of held to maturity securities	(222,906)	(1,322,082)
Proceeds from maturities and principal paydowns of available for sale securities	9,020,085	8,123,942
Purchase of available for sale securities	(9,234,545)	(7,999,686)
Net increase in loans held for investment	(312,461)	(278,155)
Purchase of bank premises and equipment	(16,253)	(10,491)
Proceeds from sale of bank premises, equipment and other real estate	4,531	12,362
Proceeds from insurance claims	3,637	2,463
Net cash provided by (used in) investing activities	570,647	(129,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	117,887	76,920
Net decrease in interest-bearing deposits	(444,525)	(1,164,510)
Net (repayments of) proceeds from other short-term borrowings	(430,000)	1,000,000
Repayments of other long-term borrowings	(331)	(4,016)
Net increase (decrease) in securities sold under repurchase agreements	26,684	(27,028)
Repurchase of common stock	(94,484)	—
Payments of cash dividends	(85,323)	(75,420)
Net cash used in financing activities	(910,092)	(194,054)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,753	(97,843)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	411,127	392,313
CASH AND CASH EQUIVALENTS, END OF PERIOD	$420,880	$294,470

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$1,998	$153

SUPPLEMENTAL INFORMATION:
Income taxes paid	$63,250	$114,960
Interest paid	95,104	66,861

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$81,758		$82,523		$246,418		$238,481
Basic:
Weighted average shares outstanding	68,738	$1.19	69,838	$1.18	69,463	$3.55	69,815	$3.42
Diluted:
Weighted average shares outstanding	68,738	$1.19	69,838	$1.18	69,463	$3.55	69,815	$3.42

As of September 30, 2019, all stock options have been exercised and there are no options outstanding. There were no stock options exercisable during the three and nine months ended September 30, 2019 or 2018 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of current expected credit losses (“CECL”) is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Additionally, available for sale debt securities may realize value either through collection of contractual cash flows or through sale of the security at fair value. Therefore, the amendments limit the amount of the allowance for credit losses to the difference between amortized cost and fair value. ASU 2016-13 will be effective for the Company as of January 1, 2020. The Company’s implementation workgroup is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others, and meets periodically to discuss the latest developments and monitor implementation progress. During the third quarter of 2019, the Company had a third-party model validation completed and will continue running parallel processes during the fourth quarter of 2019. The Company continues to assess CECL disclosure requirements and developing appropriate internal controls around the CECL process. The Company continues to evaluate the potential impact of ASU 2016-13 on the Company’s financial statements. Based on the Company’s loan portfolio at September 30, 2019 and current expectation of future economic conditions, the allowance for credit losses as a percentage of total loans is expected to increase from 0.82% to between 1.00% and 1.10%. This estimate does not incorporate the anticipated impact of the merger with LegacyTexas Financial Group, Inc. (“LegacyTexas”), which was consummated on November 1, 2019.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$470	$1	$—	$471
Collateralized mortgage obligations	242,013	134	(421)	241,726
Mortgage-backed securities	55,836	734	(399)	56,171
Total	$298,319	$869	$(820)	$298,368
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$13,903	$64	$—	$13,967
States and political subdivisions	189,000	6,398	(68)	195,330
Collateralized mortgage obligations	435	5	—	440
Mortgage-backed securities	7,993,500	50,799	(36,435)	8,007,864
Total	$8,196,838	$57,266	$(36,503)	$8,217,601

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,159	$7	$—	$1,166
Collateralized mortgage obligations	12,724	69	(37)	12,756
Mortgage-backed securities	69,880	553	(200)	70,233
Total	$83,763	$629	$(237)	$84,155
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$25,778	$—	$(100)	$25,678
States and political subdivisions	253,198	3,440	(777)	255,861
Collateralized mortgage obligations	509	1	(2)	508
Mortgage-backed securities	9,045,326	5,798	(251,935)	8,799,189
Total	$9,324,811	$9,239	$(252,814)	$9,081,236

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI analysis.  Investment securities classified as available for sale or held to maturity are evaluated for OTTI under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments-Debt and Equity Securities.”

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of September 30, 2019, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2019, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been recognized in the Company’s consolidated statement of income.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	September 30, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$201,708	$(419)	$78	$(2)	$201,786	$(421)
Mortgage-backed securities	17,839	(399)	4	—	17,843	(399)
Total	$219,547	$(818)	$82	$(2)	$219,629	$(820)
Held to Maturity
States and political subdivisions	$31,717	$(59)	$4,718	$(9)	$36,435	$(68)
Mortgage-backed securities	506,878	(1,794)	3,560,213	(34,641)	4,067,091	(36,435)
Total	$538,595	$(1,853)	$3,564,931	$(34,650)	$4,103,526	$(36,503)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

At September 30, 2019 and December 31, 2018, there were 158 securities and 731 securities, respectively, in an unrealized loss position for 12 months or more.

The amortized cost and fair value of investment securities at September 30, 2019, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$37,313	$37,430	$470	$471
Due after one year through five years	117,760	121,632	—	—
Due after five years through ten years	43,321	45,507	—	—
Due after ten years	4,509	4,728	—	—
Subtotal	202,903	209,297	470	471
Mortgage-backed securities and collateralized mortgage obligations	7,993,935	8,008,304	297,849	297,897
Total	$8,196,838	$8,217,601	$298,319	$298,368

The Company recorded no gain or loss on the sale of securities for the three and nine months ended September 30, 2019 and for the three months ended September 30, 2018.  The Company recorded a $13 thousand loss on the sale of securities for the nine months ended September 30, 2018. As of September 30, 2019, the Company did not own any non-agency collateralized mortgage obligations.

At September 30, 2019 and December 31, 2018, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.16 billion and $6.04 billion and a fair value of $5.16 billion and $5.86 billion at September 30, 2019 and December 31, 2018, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Residential mortgage loans held for sale	$20,284	$29,367

Commercial and industrial	1,460,415	1,483,571
Real estate:
Construction, land development and other land loans	1,764,648	1,622,289
1-4 family residential (includes home equity)	2,703,398	2,677,542
Commercial real estate (includes multi-family residential)	3,652,176	3,538,557
Farmland	536,895	545,373
Agriculture	192,690	184,128
Consumer and other	342,839	289,486
Total loans held for investment	10,653,061	10,340,946
Total	$10,673,345	$10,370,313

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 76.1% of the Company’s total loan portfolio at September 30, 2019. As of September 30, 2019 and December 31, 2018, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of September 30, 2019 and December 31, 2018, loans outstanding to directors, officers and their affiliates totaled $1.7 million and $1.9 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the nine months ended September 30, 2019	As of and for the year ended December 31, 2018
	(Dollars in thousands)
Beginning balance on January 1	$1,923	$2,694
New loans	1	5
Repayments	(196)	(776)
Ending balance	$1,728	$1,923

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

An aging analysis of past due loans, segregated by category of loan, is presented below:

	September 30, 2019
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$4,686	$—	$4,686	$390	$1,759,572	$1,764,648
Agriculture and agriculture real estate (includes farmland)	1,289	—	1,289	285	728,011	729,585
1-4 family (includes home equity) (1)	9,082	215	9,297	19,258	2,695,127	2,723,682
Commercial real estate (includes multi-family residential)	4,670	—	4,670	14,179	3,633,327	3,652,176
Commercial and industrial	4,550	125	4,675	15,822	1,439,918	1,460,415
Consumer and other	77	1	78	39	342,722	342,839
Total	$24,354	$341	$24,695	$49,973	$10,598,677	$10,673,345

	December 31, 2018
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$6,363	$788	$7,151	$1,386	$1,613,752	$1,622,289
Agriculture and agriculture real estate (includes farmland)	705	—	705	256	728,540	729,501
1-4 family (includes home equity) (1)	10,479	2,995	13,474	4,515	2,688,920	2,706,909
Commercial real estate (includes multi-family residential)	9,063	—	9,063	2,727	3,526,767	3,538,557
Commercial and industrial	6,652	221	6,873	4,215	1,472,483	1,483,571
Consumer and other	1,012	—	1,012	48	288,426	289,486
Total	$34,274	$4,004	$38,278	$13,147	$10,318,888	$10,370,313

(1) Includes $20.3 million and $29.4 million of residential mortgage loans held for sale at September 30, 2019 and December 31, 2018, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans (1)	$49,973	$13,147
Accruing loans 90 or more days past due	341	4,004
Total nonperforming loans	50,314	17,151
Repossessed assets	28	—
Other real estate	815	1,805
Total nonperforming assets	$51,157	$18,956

Nonperforming assets to total loans and other real estate	0.48%	0.18%

(1) Includes troubled debt restructurings of $14.2 million and $51 thousand as of September 30, 2019 and December 31, 2018, respectively.

The Company had $51.2 million in nonperforming assets at September 30, 2019 compared with $19.0 million at December 31, 2018. Nonperforming assets were 0.48% of total loans and other real estate at September 30, 2019 compared with 0.18% of total loans and other real estate at December 31, 2018.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $2.2 million and $1.4 million would have been recorded as income for the nine months ended September 30, 2019 and 2018, respectively. The Company had $50.0 million in nonaccrual loans at September 30, 2019 compared with $13.4 million at September 30, 2018.

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

PCI Loans.  The recorded investment in PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
PCI loans:
Outstanding balance	$9,630	$11,419
Discount	(1,888)	(2,831)
Recorded investment	$7,742	$8,588

Changes in the accretable yield for acquired PCI loans for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$904	$3,969	$1,534	$8,121
Reclassifications from nonaccretable	26	181	62	486
Accretion	(277)	(2,170)	(943)	(6,627)
Balance at September 30,	$653	$1,980	$653	$1,980

Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

Non-PCI Loans. The recorded investment in Non-PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$431,319	$526,840
Discount	(11,473)	(14,833)
Recorded investment	$419,846	$512,007

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Changes in the discount accretion for Non-PCI loans for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$12,479	$17,431	$14,833	$20,533
Accretion charge-offs	—	(20)	—	(30)
Accretion	(1,006)	(1,287)	(3,360)	(4,379)
Balance at September 30,	$11,473	$16,124	$11,473	$16,124

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

SEPTEMBER 30, 2019

(UNAUDITED)

Impaired loans are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment presented in the tables below is reported on a year-to-date basis.

	September 30, 2019
	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$—	$—	$—	$496
Agriculture and agriculture real estate (includes farmland)	147	147	—	202
1-4 family (includes home equity)	11,825	12,560	—	8,001
Commercial real estate (includes multi-family residential)	13,206	13,606	—	7,966
Commercial and industrial	15,144	17,646	—	9,007
Consumer and other	39	43	—	44
Total	40,361	44,002	—	25,716

With an allowance recorded:
Construction, land development and other land loans	390	390	58	390
Agriculture and agriculture real estate (includes farmland)	138	138	14	69
1-4 family (includes home equity)	5,236	5,268	1,067	2,751
Commercial real estate (includes multi-family residential)	973	993	283	486
Commercial and industrial	678	681	174	1,003
Consumer and other	—	—	—	—
Total	7,415	7,470	1,596	4,699

Total:
Construction, land development and other land loans	390	390	58	886
Agriculture and agriculture real estate (includes farmland)	285	285	14	271
1-4 family (includes home equity)	17,061	17,828	1,067	10,752
Commercial real estate (includes multi-family residential)	14,179	14,599	283	8,452
Commercial and industrial	15,822	18,327	174	10,010
Consumer and other	39	43	—	44
	$47,776	$51,472	$1,596	$30,415

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

The following table presents loans by risk grade and category of loan at September 30, 2019. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$12,021	$—	$—	$54,518	$34,366	$100,905
Grade 2	1,556	3,400	12,430	21,476	20,448	64,354	123,664
Grade 3	1,596,753	639,697	2,623,058	3,032,835	1,049,208	214,519	9,156,070
Grade 4	156,900	69,282	58,596	520,024	264,851	23,175	1,092,828
Grade 5	3,233	3,726	6,001	42,720	49,423	4,759	109,862
Grade 6	5,407	850	2,406	18,179	6,029	1,627	34,498
Grade 7	390	285	17,061	14,179	15,806	39	47,760
Grade 8	—	—	—	—	16	—	16
Grade 9	—	—	—	—	—	—	—
PCI Loans	409	324	4,130	2,763	116	—	7,742
Total	$1,764,648	$729,585	$2,723,682	$3,652,176	$1,460,415	$342,839	$10,673,345

(1) Includes $20.3 million of residential mortgage loans held for sale at September 30, 2019.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Allowance for Credit Losses. The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of September 30, 2019 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

SEPTEMBER 30, 2019

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

In determining the amount of the general valuation allowance, management considers factors such as historical loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions, other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 450, “Contingencies.” Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. The Company uses this information to establish the amount of the general valuation allowance.  At September 30, 2019, the allowance for credit losses totaled $87.1 million or 0.82% of total loans, including acquired loans with discounts.  At December 31, 2018, the allowance for credit losses totaled $86.4 million or 0.83% of total loans, including acquired loans with discounts.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

The following table details activity in the allowance for credit losses by category of loan for the three and nine months ended September 30, 2019 and 2018.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance June 30, 2019	$15,886	$3,816	$14,383	$12,166	$39,177	$1,578	$87,006
Provision for credit losses	(290)	188	543	452	(763)	970	1,100
Charge-offs	—	(294)	—	—	(419)	(1,024)	(1,737)
Recoveries	6	16	9	1	502	158	692
Net charge-offs	6	(278)	9	1	83	(866)	(1,045)
Balance September 30, 2019	$15,602	$3,726	$14,935	$12,619	$38,497	$1,682	$87,061

Nine Months Ended
Balance December 31, 2018	$15,582	$3,693	$14,135	$11,220	$40,223	$1,587	$86,440
Provision for credit losses	21	(921)	799	1,396	(918)	2,223	2,600
Charge-offs	(63)	(358)	(22)	—	(2,501)	(2,821)	(5,765)
Recoveries	62	1,312	23	3	1,693	693	3,786
Net charge-offs	(1)	954	1	3	(808)	(2,128)	(1,979)
Balance September 30, 2019	$15,602	$3,726	$14,935	$12,619	$38,497	$1,682	$87,061

Allowance for credit losses:
Three Months Ended
Balance June 30, 2018	$14,450	$3,756	$13,353	$10,616	$41,454	$1,335	$84,964
Provision for credit losses	519	(158)	593	411	(17)	1,002	2,350
Charge-offs	—	(25)	(17)	—	(742)	(978)	(1,762)
Recoveries	1	138	6	10	85	204	444
Net charge-offs	1	113	(11)	10	(657)	(774)	(1,318)
Balance September 30, 2018	$14,970	$3,711	$13,935	$11,037	$40,780	$1,563	$85,996

Nine Months Ended
Balance December 31, 2017	$14,815	$3,772	$14,490	$10,628	$38,810	$1,526	$84,041
Provision for credit losses	276	(280)	(173)	1,887	11,690	1,950	15,350
Charge-offs	(130)	(25)	(403)	(1,489)	(10,112)	(2,889)	(15,048)
Recoveries	9	244	21	11	392	976	1,653
Net charge-offs	(121)	219	(382)	(1,478)	(9,720)	(1,913)	(13,395)
Balance September 30, 2018	$14,970	$3,711	$13,935	$11,037	$40,780	$1,563	$85,996

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

The following table details the amount of the allowance for credit losses allocated to each category of loan as of September 30, 2019, December 31, 2018 and September 30, 2018, on the basis of the impairment methodology used to determine the allowance for credit losses.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses related to:
September 30, 2019
Individually evaluated for impairment	$58	$14	$1,067	$283	$174	$—	$1,596
Collectively evaluated for impairment	15,544	3,712	13,868	12,336	38,323	1,682	85,465
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$15,602	$3,726	$14,935	$12,619	$38,497	$1,682	$87,061

December 31, 2018
Individually evaluated for impairment	$58	$—	$56	$—	$571	$—	$685
Collectively evaluated for impairment	15,524	3,693	14,079	11,220	39,652	1,587	85,755
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$15,582	$3,693	$14,135	$11,220	$40,223	$1,587	$86,440

September 30, 2018
Individually evaluated for impairment	$—	$—	$53	$10	$500	$—	$563
Collectively evaluated for impairment	14,970	3,711	13,882	11,027	40,280	1,563	85,433
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$14,970	$3,711	$13,935	$11,037	$40,780	$1,563	$85,996

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

The following table details the recorded investment in loans by category of loan on the basis of the impairment methodology used to determine the allowance for credit losses as of September 30, 2019, December 31, 2018 and September 30, 2018, excluding $20.3 million, $29.4 million and $28.0 million, respectively, of residential mortgage loans held for sale.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
September 30, 2019
Individually evaluated for impairment	$390	$285	$17,061	$14,179	$15,822	$39	$47,776
Collectively evaluated for impairment	1,763,849	728,976	2,682,207	3,635,234	1,444,477	342,800	10,597,543
PCI loans	409	324	4,130	2,763	116	—	7,742
Total loans evaluated for impairment	$1,764,648	$729,585	$2,703,398	$3,652,176	$1,460,415	$342,839	$10,653,061

December 31, 2018
Individually evaluated for impairment	$1,384	$256	$4,443	$2,727	$4,198	$48	$13,056
Collectively evaluated for impairment	1,620,413	728,883	2,668,982	3,532,364	1,479,222	289,438	10,319,302
PCI loans	492	362	4,117	3,466	151	—	8,588
Total loans evaluated for impairment	$1,622,289	$729,501	$2,677,542	$3,538,557	$1,483,571	$289,486	$10,340,946

September 30, 2018
Individually evaluated for impairment	$869	$262	$4,427	$2,256	$5,506	$68	$13,388
Collectively evaluated for impairment	1,558,632	705,113	2,677,237	3,500,651	1,519,196	281,044	10,241,873
PCI loans	641	375	4,076	4,316	152	—	9,560
Total loans evaluated for impairment	$1,560,142	$705,750	$2,685,740	$3,507,223	$1,524,854	$281,112	$10,264,821

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Under ASC Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring.  As of September 30, 2019 and 2018, the Company had $14.2 million and $115 thousand, respectively, in outstanding troubled debt restructurings. The following table presents information regarding the recorded investment of loans modified as troubled debt restructurings during the nine months ended September 30, 2019 and 2018.

	Nine Months Ended
	September 30,
	2019			2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate (includes farmland)	—	—	—	—	—	—
1-4 Family (includes home equity)	—	—	—	—	—	—
Commercial real estate (includes multi-family residential)	—	—	—	—	—	—
Commercial and industrial	2	14,993	14,188	2	198	72
Consumer and other	—	—	—	—	—	—
Total	2	$14,993	$14,188	2	$198	$72

As of September 30, 2019, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. For the nine months ended September 30, 2019, the Company added two loans totaling $15.0 million as new troubled debt restructurings, of which $14.2 million remained outstanding at September 30, 2019. For the nine months ended September 30, 2018, the Company added two loans totaling $198 thousand as new troubled debt restructurings, of which $72 thousand remained outstanding at September 30, 2018. The modifications generally related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans at the time of modification. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$471	$—	$471
Collateralized mortgage obligations	—	241,726	—	241,726
Mortgage-backed securities	—	56,171	—	56,171
Total	$—	$298,368	$—	$298,368

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$1,166	$—	$1,166
Collateralized mortgage obligations	—	12,756	—	12,756
Mortgage-backed securities	—	70,233	—	70,233
Total	$—	$84,155	$—	$84,155

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment.  For the three and nine months ended September 30, 2019, the Company had additions to other real estate owned of $59 thousand and $2.0 million, respectively, of which $59 thousand and $1.7 million, respectively, were outstanding as of September 30, 2019. For the three and nine months ended September 30, 2019, the Company had additions to impaired loans of $12.5 million and $42.9 million, respectively, of which $12.5 million and $40.4 million, respectively, were outstanding as of September 30, 2019. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2019 and remained outstanding at September 30, 2019 were not significant.

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of September 30, 2019
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Assets	(Dollars in thousands)
Cash and due from banks	$420,359	$420,359	$—	$—	$420,359
Federal funds sold	521	521	—	—	521
Held to maturity securities	8,196,838	—	8,217,601	—	8,217,601
Loans held for sale	20,284	—	20,284	—	20,284
Loans held for investment, net of allowance	10,566,000	—	—	10,498,468	10,498,468
Other real estate owned	815	—	815	—	815

Liabilities
Deposits:
Noninterest-bearing	$5,784,002	$—	$5,784,002	$—	$5,784,002
Interest-bearing	11,145,918	—	11,142,770	—	11,142,770
Other borrowings	600,795	—	600,833	—	600,833
Securities sold under repurchase agreements	311,404	—	311,411	—	311,411

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the nine months ended September 30, 2019 and the year ended December 31, 2018 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2017	$1,900,845	$38,842
Less:
Amortization	—	(5,959)
Balance as of December 31, 2018	1,900,845	32,883
Less:
Amortization	—	(3,832)
Balance as of September 30, 2019	$1,900,845	$29,051

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of September 30, 2019, there was no impairment recorded on goodwill and core deposit intangibles.

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $1.2 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively, and $3.8 million and $4.5 million for the nine months ended September 30, 2019 and 2018, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of September 30, 2019 is as follows (dollars in thousands):

Remaining 2019	$1,219
2020	4,483
2021	4,022
2022	3,664
2023	3,350
Thereafter	12,313
Total	$29,051

8. STOCK–BASED COMPENSATION

At September 30, 2019, the Company had one stock-based employee compensation plan with awards outstanding.

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of September 30, 2019, a total of 346,500 shares of common stock have been issued pursuant to vested awards and 398,532 shares of unvested restricted stock have been granted under the 2012 Plan.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

As of September 30, 2019, the Company had no stock options outstanding. Stock-based compensation expense related to restricted stock was $2.5 million and $2.8 million during the three months ended September 30, 2019 and 2018, respectively, and $7.6 million and $7.9 million during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $12.8 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.86 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments as of September 30, 2019 (other than deposit obligations and securities sold under repurchase agreements) are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its Federal Home Loan Bank (“FHLB”) advances and notes payable as of September 30, 2019 are summarized below. Payments for FHLB notes payable include interest of $64 thousand that will be paid over the future periods. The payments do not include pre-payment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank advances and notes payable	$600,572	$125	$125	$37	$600,859

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 13 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company does not have any sublease arrangements. As of September 30, 2019, operating lease ROU assets and lease liabilities were approximately $17 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of September 30, 2019, the weighted average remaining lease terms of the Company’s operating leases were 5.7 years. The weighted average discount rate used to determine the lease liabilities as of September 30, 2019 for the Company’s operating leases was 3.20%. Cash paid for the Company’s operating leases for the three and nine months ended September 30, 2019 was $1.4 million and $4.2 million, respectively.  The Company obtained $2.4 million in ROU assets in exchange for lease liabilities for two operating leases during the nine months ended September 30, 2019.

The Company’s future undiscounted cash payments associated with its operating leases as of September 30, 2019 are summarized below (dollars in thousands).

Remaining 2019	$1,282
2020	4,607
2021	3,588
2022	3,111
2023	2,550
2024	1,641
Thereafter	4,426
Total undiscounted lease payments	$21,205

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of September 30, 2019 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$62,393	$5,663	$1,932	$—	$69,988
Commitments to extend credit	1,169,623	357,578	102,431	1,050,959	2,680,591
Total	$1,232,016	$363,241	$104,363	$1,050,959	$2,750,579

10. OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income were as follows:

	Three Months Ended September 30,
	2019			2018
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive (loss) income:
Securities available for sale:
Change in unrealized gain during period	$(1,563)	$328	$(1,235)	$149	$(31)	$118
Total securities available for sale	(1,563)	328	(1,235)	149	(31)	118
Total other comprehensive (loss) income	$(1,563)	$328	$(1,235)	$149	$(31)	$118

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

	Nine Months Ended September 30,
	2019			2018
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive (loss) income:
Securities available for sale:
Change in unrealized gain during period	$(344)	$72	$(272)	$729	$(153)	$576
Total securities available for sale	(344)	72	(272)	729	(153)	576
Total other comprehensive (loss) income	$(344)	$72	$(272)	$729	$(153)	$576

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at December 31, 2018	$310	$310
Other comprehensive loss	(272)	(272)
Balance at September 30, 2019	$38	$38

Balance at December 31, 2017	$(113)	$(113)
Other comprehensive income	576	576
Balance at September 30, 2018	$463	$463

11. SUBSEQUENT EVENTS

Merger with LegacyTexas Financial Group, Inc.—On November 1, 2019, the Company completed the merger with LegacyTexas and its wholly-owned subsidiary LegacyTexas Bank headquartered in Plano, Texas. LegacyTexas Bank operated 42 locations in 19 North Texas cities in and around the Dallas-Fort Worth area.  As of September 30, 2019, LegacyTexas, on a consolidated basis, reported total assets of $10.5 billion, total gross loans of $9.1 billion and total deposits of $6.5 billion.  In connection with the merger, each outstanding share of LegacyTexas common stock, including restricted stock awards, performance share awards and options, all of which were deemed vested immediately prior to the merger, subject to certain limited exceptions, was converted into the right to receive 0.5280 of a share of Prosperity common stock, with cash payable in lieu of any fractional share, and $6.28 in cash, in each case without interest. Additional disclosures required by ASC 805 have been omitted from this report due to the close proximity of the merger with the issue date of the accompanying consolidated financial statements.

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

•	volatility in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations;
•	changes in the levels of loan prepayments and the resulting effects on the value of the Company’s loan portfolio;
•

changes in local economic and business conditions, including fluctuations in the price of oil, natural gas and other commodities, which adversely affect the Company’s customers and their ability to transact profitable business with the Company, including the ability of the Company’s borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	increased competition for deposits and loans adversely affecting rates and terms;
•

the expected cost savings, synergies and other financial and operational benefits from the LegacyTexas merger might not be realized within the expected time frames or at all, and costs or difficulties relating to the integration of LegacyTexas might be greater than expected;

•

the timing, impact and other uncertainties of any future acquisitions, including the Company’s ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the ability to enter new markets successfully and capitalize on growth opportunities;

•	the possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the results of operations;
•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;
•	the concentration of the Company’s loan portfolio in loans collateralized by residential and commercial real estate;
•	the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses, including such assumptions related to potential, pending or recent acquisitions;
•	changes in the availability of funds resulting in increased costs or reduced liquidity;
•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;
•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;
•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;
•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;
•	government intervention in the U.S. financial system;
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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank. The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of September 30, 2019, the Bank operated 243 full-service banking locations; with 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 33 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area.  The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $22.09 billion at September 30, 2019 compared with $22.69 billion at December 31, 2018, a decrease of $600.6 million or 2.6%. Total loans were $10.67 billion at September 30, 2019 compared with $10.37 billion at December 31, 2018, an increase of $303.0 million or 2.9%. Total deposits were $16.93 billion at September 30, 2019 compared with $17.26 billion at December 31, 2018, a decrease of $326.6 million or 1.9%. Total shareholders’ equity was $4.13 billion at September 30, 2019 compared with $4.05 billion at December 31, 2018, an increase of $74.0 million or 1.8%.

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

RECENT ACQUISITIONS

Merger with LegacyTexas Financial Group, Inc.—On November 1, 2019, the Company completed the merger with LegacyTexas Financial Group, Inc. (“LegacyTexas”) and its wholly-owned subsidiary LegacyTexas Bank headquartered in Plano, Texas. LegacyTexas Bank operated 42 locations in 19 North Texas cities in and around the Dallas-Fort Worth area. As of September 30, 2019, LegacyTexas, on a consolidated basis, reported total assets of $10.5 billion, total gross loans of $9.1 billion and total deposits of $6.5 billion. In connection with the merger, each outstanding share of LegacyTexas common stock, including restricted stock awards, performance share awards and options, all of which were deemed vested immediately prior to the merger, subject to certain limited exceptions, was converted into the right to receive 0.5280 of a share of Prosperity common stock, with cash payable in lieu of any fractional share, and $6.28 in cash, in each case without interest.

RESULTS OF OPERATIONS

Net income available to common shareholders was $81.8 million for the quarter ended September 30, 2019 compared with $82.5 million for the same period in 2018, a decrease of $765 thousand or 0.9%. Net income per diluted common share was $1.19 for the quarter ended September 30, 2019 compared with $1.18 for the same period in 2018, an increase of 0.8%. The Company posted annualized returns on average common equity of 7.89% and 8.30%, annualized returns on average assets of 1.47% and 1.46% and efficiency ratios of 43.70% and 43.50% for the quarters ended September 30, 2019 and 2018, respectively. The efficiency ratio is calculated by dividing total non-interest expense by the sum of net interest income and non-interest income. Because the ratio is a measure of revenues and expenses resulting from our lending activities and fee-based banking services, net gains and losses on the sale of assets and securities are not included. Additionally, taxes are not part of this calculation.

For the nine months ended September 30, 2019, net income available to common shareholders was $246.4 million compared with $238.5 million for the same period in 2018, an increase of $7.9 million or 3.3%. Net income per diluted common share was $3.55 for the nine months ended September 30, 2019 compared with $3.42 for the same period in 2018, an increase of 3.8%. Net income and earnings per diluted common share for the nine months ended September 30, 2018 were impacted by significant charge-offs during the first quarter of 2018. The Company posted annualized returns on average common equity of 7.95% and 8.11%, annualized returns on average assets of 1.47% and 1.41% and efficiency ratios of 43.46% and 43.88% for the nine months ended September 30, 2019 and 2018, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended September 30, 2019

Net interest income before the provision for credit losses was $154.0 million for the quarter ended September 30, 2019, a decrease of $3.3 million or 2.1%, compared with $157.3 million for the same period in 2018. This change was primarily due to higher rates on interest-bearing liabilities and lower investment securities balances, partially offset by an increase in loan balances and loan yield.

Interest income on loans was $134.9 million for the quarter ended September 30, 2019, an increase of $6.3 million or 4.9%, compared with $128.6 million for the same period in 2018. This increase was primarily due to higher average loans and higher loan rates, partially offset by a decrease in loan discount accretion for the third quarter of 2019.

Interest income on securities was $50.9 million for the quarter ended September 30, 2019, a decrease of $4.8 million or 8.7%, compared with $55.7 million for the same period in 2018. This decrease was primarily due to lower average securities balances, partially offset by higher yields.

Average interest-bearing liabilities were $12.25 billion for the quarter ended September 30, 2019, a decrease of $684.9 million or 5.3%, compared with $12.93 billion for the same period in 2018. The net interest margin on a tax-equivalent basis increased from 3.15% for the quarter ended September 30, 2018 to 3.16% for the quarter ended September 30, 2019.

For the Nine Months Ended September 30, 2019

Net interest income before the provision for credit losses was $463.7 million for the nine months ended September 30, 2019, a decrease of $8.6 million or 1.8%, compared with $472.3 million for the same period in 2018.  This change was primarily due to higher rates on deposits, lower investment securities balances, a decrease in loan discount accretion and the collection of previously identified troubled assets during the second quarter of 2018. This change was partially offset by an increase in loan balances and higher loan yields.

Interest income on loans was $398.5 million for the nine months ended September 30, 2019, an increase of $25.2 million or 6.7%, compared with $373.3 million for the same period in 2018. This increase was primarily due to higher average loans and higher loan rates, partially offset by lower loan discount accretion and the collection of previously identified troubled assets during the second quarter of 2018. The Company had $13.4 million of total outstanding discounts on acquired loans, of which $12.1 million was accretable at September 30, 2019.

Interest income on securities was $160.5 million for the nine months ended September 30, 2019, a decrease of $5.3 million or 3.2%, compared with $165.7 million for the same period in 2018. This decrease was primarily due to lower average securities balances, partially offset by higher yields.

Average interest-bearing liabilities were $12.55 billion for the nine months ended September 30, 2019, a decrease of $458.2 million or 3.5%, compared with $13.00 billion for the same period in 2018. The net interest margin on a tax-equivalent basis decreased from 3.20% for the nine months ended September 30, 2018 to 3.17% for the nine months ended September 30, 2019. This change was primarily due to a decrease in loan discount accretion of $6.703 million and the collection of previously identified troubled assets during the second quarter of 2018.

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

	Three Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$10,610,349	$134,943	5.05%	$10,208,171	$128,645	5.00%
Investment securities	8,758,056	50,872	2.30%	9,647,744	55,705	2.29%
Federal funds sold and other earning assets	74,751	363	1.93%	67,974	326	1.90%
Total interest-earning assets	19,443,156	186,178	3.80%	19,923,889	184,676	3.68%
Allowance for credit losses	(86,996)			(85,254)
Noninterest-earning assets	2,849,936			2,820,156
Total assets	$22,206,096			$22,658,791

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,575,249	$5,602	0.62%	$3,676,452	$4,699	0.51%
Savings and money market deposits	5,524,277	12,588	0.90%	5,465,143	9,206	0.67%
Certificates and other time deposits	2,083,803	8,749	1.67%	2,055,652	5,303	1.02%
Other borrowings	749,814	4,335	2.29%	1,447,328	7,583	2.08%
Securities sold under repurchase agreements	315,277	914	1.15%	288,706	566	0.78%
Total interest-bearing liabilities	12,248,420	32,188	1.04%	12,933,281	27,357	0.84%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,701,419			5,646,183
Other liabilities	111,526			102,092
Total liabilities	18,061,365			18,681,556
Shareholders' equity	4,144,731			3,977,235
Total liabilities and shareholders' equity	$22,206,096			$22,658,791

Net interest rate spread			2.76%			2.84%

Net interest income and margin (2) (3)		$153,990	3.14%		$157,319	3.13%

Net interest income and margin (tax equivalent) (4)		$154,781	3.16%		$158,198	3.15%

______________

(1) Annualized and based on average balances on an actual 365-day basis for the three months ended September 30, 2019 and 2018.

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

	Nine Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$10,508,469	$398,533	5.07%	$10,081,649	$373,336	4.95%
Investment securities	9,079,314	160,464	2.36%	9,720,089	165,739	2.28%
Federal funds sold and other earning assets	70,320	1,083	2.06%	76,516	940	1.64%
Total interest-earning assets	19,658,103	$560,080	3.81%	19,878,254	$540,015	3.63%
Allowance for credit losses	(86,556)			(83,853)
Noninterest-earning assets	2,852,098			2,817,700
Total assets	$22,423,645			$22,612,101

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,810,765	$18,227	0.64%	$4,010,724	$14,745	0.49%
Savings and money market deposits	5,548,375	36,494	0.88%	5,428,577	21,157	0.52%
Certificates and other time deposits	2,067,940	23,908	1.55%	2,105,807	13,839	0.88%
Other borrowings	825,733	15,208	2.46%	1,152,909	16,602	1.93%
Securities sold under repurchase agreements	292,347	2,504	1.15%	305,297	1,327	0.58%
Total interest-bearing liabilities	12,545,160	96,341	1.03%	13,003,314	67,670	0.70%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,645,145			5,601,370
Other liabilities	102,299			86,301
Total liabilities	18,292,604			18,690,985
Shareholders' equity	4,131,041			3,921,116
Total liabilities and shareholders' equity	$22,423,645			$22,612,101

Net interest rate spread			2.78%			2.93%

Net interest income and margin (2) (3)		$463,739	3.15%		$472,345	3.18%

Net interest income and margin (tax equivalent) (4)		$466,220	3.17%		$475,068	3.20%

____________

(1) Annualized and based on average balances on an actual 365-day basis for the nine months ended September 30, 2019 and 2018.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019 vs. 2018			2019 vs. 2018
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$5,068	$1,230	$6,298	$15,806	$9,391	$25,197
Investment securities (1)	(5,137)	304	(4,833)	(10,926)	5,651	(5,275)
Federal funds sold and other earning assets	32	5	37	(76)	219	143
Total (decrease) increase in interest income	(37)	1,539	1,502	4,804	15,261	20,065

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(129)	1,032	903	(735)	4,217	3,482
Savings and money market deposits	100	3,282	3,382	467	14,870	15,337
Certificates and other time deposits (1)	73	3,373	3,446	(249)	10,318	10,069
Other borrowings	(3,654)	406	(3,248)	(4,711)	3,317	(1,394)
Securities sold under repurchase agreements	52	296	348	(57)	1,234	1,177
Total (decrease) increase in interest expense	(3,558)	8,389	4,831	(5,285)	33,956	28,671
Increase (decrease) in net interest income	$3,521	$(6,850)	$(3,329)	$10,089	$(18,695)	$(8,606)
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

The Company recorded a $1.1 million provision for credit losses for the quarter ended September 30, 2019 and a $2.4 million provision for credit losses for the quarter ended September 30, 2018. Net charge-offs were $1.0 million for the quarter ended September 30, 2019 compared with net charge-offs of $1.3 million for the quarter ended September 30, 2018.  The Company made a $2.6 million provision for credit losses for the nine months ended September 30, 2019 and a $15.4 million provision for credit losses for the nine months ended September 30, 2018. Net charge-offs were $2.0 million for the nine months ended September 30, 2019 compared with $13.4 million for the nine months ended September 30, 2018. See "Financial Condition – Allowance for Credit Losses" below for more information.

Noninterest Income

The Company’s primary sources of recurring noninterest income are nonsufficient funds (“NSF”) fees, credit, debit and ATM card income and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its trust, mortgage and brokerage lines of business. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $30.7 million for the three months ended September 30, 2019 compared with $30.6 million for the same period in 2018, an increase of $49 thousand or 0.2%. Noninterest income totaled $88.8 million for the nine months ended September 30, 2019 compared with $86.9 million for the same period in 2018, an increase of $1.8 million or 2.1%. The change was primarily due to an increase in other noninterest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$8,835	$8,606	$24,624	$24,261
Credit card, debit card and ATM card income	6,688	6,242	19,139	18,538
Service charges on deposit accounts	5,020	5,137	15,007	15,562
Trust income	2,492	2,692	7,645	7,671
Mortgage income	839	856	2,551	2,728
Brokerage income	522	784	1,736	2,096
Bank owned life insurance income	1,314	1,326	3,924	3,954
Net (loss) gain on sale of assets	(3)	4	57	(40)
Net loss on sale of securities	—	—	—	(13)
Other	4,966	4,977	14,092	12,176
Total noninterest income	$30,673	$30,624	$88,775	$86,933

Noninterest Expense

Noninterest expense totaled $80.7 million for the quarter ended September 30, 2019 compared with $81.8 million for the quarter ended September 30, 2018, a decrease of $1.1 million or 1.3%. Noninterest expense totaled $240.1 million for the nine months ended September 30, 2019 compared with $245.4 million for the nine months ended September 30, 2018, a decrease of $5.3 million or 2.2%.  The change during both periods was primarily due to decreases in regulatory assessments and FDIC insurance and in other noninterest expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Salaries and employee benefits (1)	$52,978	$51,906	$156,992	$155,665
Non-staff expenses:
Net occupancy and equipment	5,607	5,808	16,565	17,109
Credit and debit card, data processing and software amortization	4,989	4,512	14,466	13,316
Regulatory assessments and FDIC insurance	1,814	3,347	6,513	10,497
Core deposit intangibles amortization	1,248	1,478	3,832	4,547
Depreciation	3,286	3,139	9,501	9,226
Communications (2)	2,214	2,442	6,667	7,628
Other real estate expense, net (3)	(47)	217	(75)	521
Other	8,610	8,911	25,630	26,907
Total noninterest expense	$80,699	$81,760	$240,091	$245,416

(1) Includes stock-based compensation expense of $2.5 million and $2.8 million for the three months ended September 30, 2019 and 2018, respectively, and $7.6 million and $7.9 million for the nine months ended September 30, 2019 and 2018, respectively.

(2) Communications expense includes telephone, data circuits, postage and courier expenses.

(3) Other real estate expense is net of rental income and gains and losses on sales of real estate.

Income Taxes

Income tax expense totaled $21.1 million for the three months ended September 30, 2019 compared with $21.3 million for the same period in 2018, a decrease of $204 thousand or 1.0%. Income tax expense totaled $63.4 million for the nine months ended September 30, 2019 compared with $60.0 million for the same period in 2018, an increase of $3.4 million or 5.6%. This increase was due to higher pre-tax net earnings for the nine months ended September 30, 2019. The Company’s effective tax rate for the three months ended September 30, 2019 and 2018 was 20.5% for both periods. The Company’s effective tax rate for the nine months ended September 30, 2019 and 2018 was 20.5% and 20.1%, respectively.

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

	September 30, 2019
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$20,284	$—	$—	$—	$20,284
Commercial and industrial	1,291,310	143,367	25,622	116	1,460,415
Real estate:
Construction, land development and other land loans	1,739,526	12,999	11,714	409	1,764,648
1-4 family residential (includes home equity)	2,517,274	62,371	119,623	4,130	2,703,398
Commercial real estate (includes multi-family residential)	3,212,779	223,825	212,809	2,763	3,652,176
Farmland	482,120	11,520	42,931	324	536,895
Agriculture	157,593	35,048	49	—	192,690
Consumer and other	318,513	17,228	7,098	—	342,839
Total loans held for investment	9,719,115	506,358	419,846	7,742	10,653,061
Total	$9,739,399	$506,358	$419,846	$7,742	$10,673,345

	December 31, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$29,367	$—	$—	$—	$29,367
Commercial and industrial	1,281,069	170,221	32,130	151	1,483,571
Real estate:
Construction, land development and other land loans	1,595,052	11,101	15,644	492	1,622,289
1-4 family residential (includes home equity)	2,446,160	73,809	153,456	4,117	2,677,542
Commercial real estate (includes multi-family residential)	3,003,176	276,849	255,066	3,466	3,538,557
Farmland	485,101	13,431	46,479	362	545,373
Agriculture	139,849	44,208	71	—	184,128
Consumer and other	257,484	22,841	9,161	—	289,486
Total loans held for investment	9,207,891	612,460	512,007	8,588	10,340,946
Total	$9,237,258	$612,460	$512,007	$8,588	$10,370,313

At September 30, 2019, total loans were $10.67 billion, an increase of $303.0 million or 2.9%, compared with $10.37 billion at December 31, 2018. Loans at September 30, 2019 included $20.3 million of loans held for sale compared with $29.4 million at December 31, 2018. At September 30, 2019, loans represented 48.3% of total assets compared with 45.7% of total assets at December 31, 2018.

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

Included in commercial and industrial loans are (1) commitments to oil and gas producers secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of September 30, 2019, oil and gas loans totaled $339.5 million or 3.2% of total loans, compared with total oil and gas loans of $372.5 million or 3.6% of total loans as of December 31, 2018. In addition, as of September 30, 2019, the Company had total unfunded commitments to oil and gas companies of $248.9 million compared with total unfunded commitments to oil and gas companies of $238.5 million as of December 31, 2018. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

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

Nonperforming assets increased $32.2 million, or 169.9%, to $51.2 million at September 30, 2019 compared with $19.0 million at December 31, 2018, of which $5.9 million and $4.7 million, respectively, were attributable to acquired loans. The increase in nonperforming assets was primarily due to the addition of two commercial real estate loans, a commercial and industrial loan and a 1‑4 family residential loan during the nine months ended September 30, 2019.

The following tables present information regarding nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated:

	September 30, 2019
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$44,314	$1,473	$1,989	$2,197	$49,973
Accruing loans 90 or more days past due	179	147	15	—	341
Total nonperforming loans	44,493	1,620	2,004	2,197	50,314
Repossessed assets	28	—	—	—	28
Other real estate	721	—	94	—	815
Total nonperforming assets	$45,242	$1,620	$2,098	$2,197	$51,157

Nonperforming assets to total loans and other real estate by category	0.46%	0.32%	0.50%	28.38%	0.48%

	December 31, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$9,177	$1,737	$2,214	$19	$13,147
Accruing loans 90 or more days past due	3,783	221	—	—	4,004
Total nonperforming loans	12,960	1,958	2,214	19	17,151
Repossessed assets	—	—	—	—	—
Other real estate	1,315	455	35	—	1,805
Total nonperforming assets	$14,275	$2,413	$2,249	$19	$18,956

Nonperforming assets to total loans and other real estate by category	0.15%	0.39%	0.44%	0.22%	0.18%

(1) Includes troubled debt restructurings of $14.2 million and $51 thousand as of September 30, 2019 and December 31, 2018, respectively.

Nonperforming assets were 0.48% of total loans and other real estate at September 30, 2019 compared with 0.18% of total loans and other real estate at December 31, 2018. The allowance for credit losses as a percentage of total nonperforming loans was 173.0% at September 30, 2019 and 504.0% at December 31, 2018.

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

	As of and for the Nine Months Ended September 30, 2019
	Legacy	Acquired
	Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$9,473,642	$1,034,827	$10,508,469
Gross loans outstanding at end of period	$9,739,399	$933,946	$10,673,345
Allowance for credit losses at beginning of period	$78,956	$7,484	$86,440
Provision for credit losses	4,624	(2,024)	2,600
Charge-offs:
Commercial and industrial	(2,496)	(5)	(2,501)
Real estate and agriculture	(424)	(19)	(443)
Consumer and other	(2,800)	(21)	(2,821)
Recoveries:
Commercial and industrial	1,175	518	1,693
Real estate and agriculture	1,384	16	1,400
Consumer and other	675	18	693
Net charge-offs	(2,486)	507	(1,979)
Allowance for credit losses at end of period	$81,094	$5,967	$87,061
Ratio of allowance to end of period loans	0.83%	0.64%	0.82%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.03%	(0.07%)	0.03%
Ratio of allowance to end of period nonperforming loans	182.3%	102.5%	173.0%

	As of and for the Nine Months Ended September 30, 2018
	Legacy	Acquired
	Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$8,759,828	$1,321,821	$10,081,649
Gross loans outstanding at end of period	$9,091,389	$1,201,457	$10,292,846
Allowance for credit losses at beginning of period	$73,407	$10,634	$84,041
Provision for credit losses	16,777	(1,427)	15,350
Charge-offs:
Commercial and industrial	(8,758)	(1,354)	(10,112)
Real estate and agriculture	(1,658)	(389)	(2,047)
Consumer and other	(2,860)	(29)	(2,889)
Recoveries:
Commercial and industrial	122	270	392
Real estate and agriculture	276	9	285
Consumer and other	968	8	976
Net charge-offs	(11,910)	(1,485)	(13,395)
Allowance for credit losses at end of period	$78,274	$7,722	$85,996
Ratio of allowance to end of period loans	0.86%	0.64%	0.84%
Ratio of net charge-offs to average loans (annualized)	0.18%	0.15%	0.18%
Ratio of allowance to end of period nonperforming loans	751.8%	143.9%	545.0%

The Company had gross charge-offs on legacy loans of $5.7 million during the nine months ended September 30, 2019. Partially offsetting these charge-offs were recoveries on legacy loans of $3.2 million. Gross charge-offs on acquired loans were $45 thousand during the nine months ended September 30, 2019. Offsetting these charge-offs were recoveries on acquired loans of $552 thousand. Total charge-offs for the nine months ended September 30, 2019 were $5.8 million, partially offset by total recoveries of $3.8 million.

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

	September 30, 2019
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$34,443	$4,054	$—	$—	$38,497	13.7%
Real estate	41,913	1,242	1	—	43,156	76.3%
Agriculture and agriculture real estate	3,074	652	—	—	3,726	6.8%
Consumer and other	1,664	18	—	—	1,682	3.2%
Total allowance for credit losses	$81,094	$5,966	$1	$—	$87,061	100.0%

	December 31, 2018
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$35,088	$5,135	$—	$—	$40,223	14.3%
Real estate	39,475	1,453	9	—	40,937	75.9%
Agriculture and agriculture real estate	2,828	865	—	—	3,693	7.0%
Consumer and other	1,565	22	—	—	1,587	2.8%
Total allowance for credit losses	$78,956	$7,475	$9	$—	$86,440	100.0%

At September 30, 2019, the allowance for credit losses totaled $87.1 million compared with $86.4 million at December 31, 2018, an increase of $621 thousand or 0.7%. The allowance for credit losses totaled 0.82% of total loans at September 30, 2019 and 0.83% of total loans at December 31, 2018.

At September 30, 2019, $81.1 million of the allowance for credit losses was attributable to legacy loans, an increase of $2.1 million or 2.7% compared with $79.0 million of the allowance at December 31, 2018. This change was primarily attributable to increases in the legacy loan balance and specific reserves identified for loans with deteriorated credit quality. At September 30, 2019, $6.0 million of the allowance for credit losses was attributable to acquired legacy loans compared with $7.5 million of the allowance at December 31, 2018, a decrease of $1.5 million or 20.2%. This change was primarily attributable to decreases in acquired legacy loan balances and specific reserves identified for loans with deteriorated credit quality, partially offset by higher historical loss rates. At September 30, 2019, $1 thousand of the allowance for credit losses was attributable to Non-PCI loans compared with $9 thousand of the allowance at December 31, 2018, a decrease of $8 thousand or 88.9%. At September 30, 2019 and December 31, 2018, there was no allowance for credit losses attributable to PCI loans.

At September 30, 2019, the Company had $13.4 million of total outstanding discounts on Non-PCI and PCI loans, of which $12.1 million was accretable.

The Company believes that the allowance for credit losses at September 30, 2019 is adequate to cover estimated losses in the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at September 30, 2019.

Securities

The carrying cost of securities totaled $8.50 billion at September 30, 2019 compared with $9.41 billion at December 31, 2018, a decrease of $913.8 million or 9.7%. At September 30, 2019, securities represented 38.5% of total assets compared with 41.5% of total assets at December 31, 2018.

The amortized cost and fair value of investment securities were as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$470	$1	$—	$471
Collateralized mortgage obligations	242,013	134	(421)	241,726
Mortgage-backed securities	55,836	734	(399)	56,171
Total	$298,319	$869	$(820)	$298,368
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$13,903	$64	$—	$13,967
States and political subdivisions	189,000	6,398	(68)	195,330
Collateralized mortgage obligations	435	5	—	440
Mortgage-backed securities	7,993,500	50,799	(36,435)	8,007,864
Total	$8,196,838	$57,266	$(36,503)	$8,217,601

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,159	$7	$—	$1,166
Collateralized mortgage obligations	12,724	69	(37)	12,756
Mortgage-backed securities	69,880	553	(200)	70,233
Total	$83,763	$629	$(237)	$84,155
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$25,778	$—	$(100)	$25,678
States and political subdivisions	253,198	3,440	(777)	255,861
Collateralized mortgage obligations	509	1	(2)	508
Mortgage-backed securities	9,045,326	5,798	(251,935)	8,799,189
Total	$9,324,811	$9,239	$(252,814)	$9,081,236

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of September 30, 2019, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2019, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $16.93 billion at September 30, 2019 compared with $17.26 billion at December 31, 2018, a decrease of $326.6 million or 1.9%. At September 30, 2019, noninterest-bearing deposits totaled $5.78 billion, an increase of $117.9 million or 2.1% compared with $5.67 billion at December 31, 2018. Interest-bearing deposits totaled $11.15 billion at September 30, 2019 compared with $11.59 billion at December 31, 2018, a decrease of $444.5 million or 3.8%.

Average deposits for the nine months ended September 30, 2019 were $17.07 billion, a decrease of $74.3 million or 0.4%, compared with $17.15 billion for the nine months ended September 30, 2018. This change was primarily due to a decrease in municipal account balances. The ratio of average interest-bearing deposits to total average deposits was 66.9% during the first nine months of 2019 compared with 67.3% during the first nine months of 2018.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Nine Months Ended September 30,
	2019		2018
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$3,810,765	0.64%	$4,010,724	0.49%
Regular savings	2,179,441	0.46%	2,301,072	0.36%
Money market savings	3,368,934	1.15%	3,127,505	0.64%
Certificates, IRAs and other time deposits	2,067,940	1.55%	2,105,807	0.88%
Total interest-bearing deposits	11,427,080	0.92%	11,545,108	0.58%
Noninterest-bearing demand deposits	5,645,145		5,601,370
Total deposits	$17,072,225	0.62%	$17,146,478	0.39%

(1) Annualized and based on average balances on an actual 365-day basis for the nine months ended September 30, 2019 and 2018.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
FHLB advances	$600,000	$1,030,000
FHLB long-term notes payable	795	1,126
Total other borrowings	600,795	1,031,126
Securities sold under repurchase agreements	311,404	284,720
Total	$912,199	$1,315,846

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2019, the Company had total funds of $6.72 billion available under this line. FHLB advances of $600.0 million were outstanding at September 30, 2019, at a weighted average rate of 2.05%. Long-term notes payable were $795 thousand at September 30, 2019, with a weighted average rate of 4.83%. The maturity dates on the FHLB notes payable range from the years 2020 to 2027 and have interest rates ranging from 4.54% to 5.23%.

Securities sold under repurchase agreements— At September 30, 2019, the Company had $311.4 million in securities sold under repurchase agreements with banking customers compared with $284.7 million at December 31, 2018, an increase of $26.7 million or 9.4%.  Repurchase agreements are generally settled on the following business day; however, approximately $7.4 million of the repurchase agreements outstanding at September 30, 2019 have maturity dates ranging from 6 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

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

As of September 30, 2019, the Company had outstanding $2.68 billion in commitments to extend credit and $70.0 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2019, the Company had cash and cash equivalents of $420.9 million compared with $411.1 million at December 31, 2018, an increase of $9.8 million or 2.4%. The increase was primarily due to the net proceeds on investment securities of $891.2 million, partially offset by the net decrease in interest-bearing deposits of $444.5 million and repayments of proceeds from other short-term borrowings of $430.0 million.

Share Repurchases

In January 2018, the Bancshares Board of Directors authorized a stock repurchase program under which Bancshares may repurchase up to 5%, or approximately 3.47 million shares, of its outstanding common stock over a two-year period expiring on January 16, 2020, at the discretion of management. Repurchases under this program may be made from time to time in open market transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In June 2019, the Bancshares Board of Directors authorized Bancshares to repurchase shares of its outstanding common stock outside the safe harbor provided by Rule 10b-18 of the Exchange Act prior to the time that a joint proxy statement/prospectus is sent to the shareholders of LegacyTexas and Bancshares seeking their vote on the approval of the merger of LegacyTexas into Bancshares, and after completion of such votes. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and may suspend, modify or terminate the program at any time and for any reason, without prior notice. Bancshares repurchased 654.6 thousand shares of its common stock at an average weighted price of $63.59 per share during the three months ended September 30, 2019 and 1.473 million shares of its common stock at an average weighted price of $64.10 per share during the nine months ended September 30, 2019.

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments as of September 30, 2019 (other than deposit obligations and securities sold under repurchase agreements) are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB borrowings as of September 30, 2019 are summarized below. Payments for FHLB borrowings include interest of $64 thousand that will be paid over the future periods. The payments do not include pre-payment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank advances and notes payable	$600,572	$125	$125	$37	$600,859

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 13 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company does not have any sublease arrangements. As of September 30, 2019, operating lease ROU assets and lease liabilities were approximately $17 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of September 30, 2019, the weighted average remaining lease terms of the Company’s operating leases were 5.7 years. The weighted average discount rate used to determine the lease liabilities as of September 30, 2019 for the Company’s operating leases was 3.20%. Cash paid for the Company’s operating leases for the three and nine months ended September 30, 2019 was $1.4 million and $4.2 million, respectively.  The Company obtained $2.4 million in ROU assets in exchange for lease liabilities for two operating leases during the nine months ended September 30, 2019.

The Company’s future undiscounted cash payments associated with its operating leases as of September 30, 2019 are summarized below (dollars in thousands).

Remaining 2019	$1,282
2020	4,607
2021	3,588
2022	3,111
2023	2,550
2024	1,641
Thereafter	4,426
Total undiscounted lease payments	$21,205

The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2018 (dollars in thousands):

2019	$4,897
2020	4,088
2021	3,013
2022	2,319
2023	2,025
Thereafter	3,597
Total non-cancelable lease payments	$19,939

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of September 30, 2019 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$62,393	$5,663	$1,932	$—	$69,988
Commitments to extend credit	1,169,623	357,578	102,431	1,050,959	2,680,591
Total	$1,232,016	$363,241	$104,363	$1,050,959	$2,750,579

Capital Resources

Total shareholders’ equity was $4.13 billion at September 30, 2019 compared with $4.05 billion at December 31, 2018, an increase of $74.0 million or 1.8%. The increase was primarily the result of net income of $246.4 million, partially offset by dividend payments of $85.3 million for the nine months ended September 30, 2019

The Basel III Capital Rules adopted by the federal regulatory authorities in 2013 substantially revised the risk-based capital requirements applicable to the Company and the Bank. The Basel III Capital Rules became effective for the Company on January 1, 2015, subject to a phase-in period for certain provisions. The Basel III Capital Rules require a capital conservation buffer with respect to each of the Common Equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements.  The capital conservation buffer of 2.5% was fully phased-in on January 1, 2019.  A financial institution with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of September 30, 2019, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of September 30, 2019:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of September 30, 2019
The Company
CET1 capital (to risk weighted assets)	4.50%		7.00%	N/A	16.68%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	N/A	16.68%
Total capital (to risk weighted assets)	8.00%		10.50%	N/A	17.34%
Tier 1 capital (to average assets)	4.00%	(1)	4.00%	N/A	10.86%

The Bank
CET1 capital (to risk weighted assets)	4.50%		7.00%	6.50%	16.62%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	8.00%	16.62%
Total capital (to risk weighted assets)	8.00%		10.50%	10.00%	17.28%
Tier 1 capital (to average assets)	4.00%	(2)	4.00%	5.00%	10.82%

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2) The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

a. None.

b. None.

c. The following table details the Company’s repurchases of shares of its common stock during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)
July 1 - July 31, 2019	—	$—	—	2,655,855
August 1 - August 31, 2019	654,590	63.59	654,590	2,001,265
September 1 - September 30, 2019	—	—	—	2,001,265
Total	654,590	$63.59	654,590

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019)

4.1	Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 11/07/19	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 11/07/19	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer