Form 10-K
period 2019-12-31
PROSPERITY BANCSHARES INC
filed 2020-02-28
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2019

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

The aggregate market value of the shares of common stock held by non-affiliates as of June 28, 2019, based on the closing price of the common stock on the New York Stock Exchange on June 28, 2019 was approximately $4.30 billion.

As of February 24, 2020, the number of outstanding shares of common stock was 94,743,519.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2020 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2019, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PROSPERITY BANCSHARES, INC.®

2019 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of December 31, 2019, the Bank operated 285 full service banking locations: 65 in the Houston area, including The Woodlands; 30 in the South Texas area, including Corpus Christi and Victoria; 33 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area, including Austin and San Antonio; 34 in the West Texas area, including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; 8 in the Tulsa, Oklahoma area and 42 in the Dallas/Fort Worth area currently doing business as LegacyTexas Bank. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com.

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

In addition to internal growth, the Company completed the following acquisitions within the last ten years (through December 31, 2019):

Acquired Entity	Acquired Bank	Completion Date	Number of Banking Centers Acquired (1)
U.S. Bank (3 branches)	N/A	2010	3
First Bank (19 branches)	N/A	2010	15
Texas Bankers, Inc.	Bank of Texas	2012	2
The Bank Arlington	The Bank Arlington	2012	1
American State Financial Corporation	American State Bank	2012	37
Community National Bank	Community National Bank	2012	1
East Texas Financial Services, Inc.	Firstbank	2013	4
Coppermark Bancshares, Inc.	Coppermark Bank	2013	6
FVNB Corp.	First Victoria National Bank	2013	20
F&M Bancorporation Inc.	The F&M Bank & Trust Company	2014	11
Tradition Bancshares, Inc.	Tradition Bank	2016	7
LegacyTexas Financial Group, Inc.	LegacyTexas Bank	2019	42

(1) The number of banking centers added does not include any locations of the acquired entity that were closed and consolidated with existing banking centers of the Company upon consummation of the transaction or closed after consummation of the transaction.

Acquisition

Merger with LegacyTexas Financial Group, Inc.—On November 1, 2019, LegacyTexas Financial Group, Inc. (“LegacyTexas”), merged with Prosperity Bancshares and LegacyTexas Bank merged with Prosperity Bank (collectively, the “Merger”). LegacyTexas was headquartered in Plano, Texas and operated 42 locations in 19 North Texas cities in and around the Dallas-Fort Worth area. As of September 30, 2019, LegacyTexas, on a consolidated basis, reported total assets of $10.5 billion, total gross loans of $9.1 billion, total deposits of $6.5 billion and shareholders’ equity of $1.2 billion.

Pursuant to the terms of the merger agreement, Prosperity issued 26,228,148 shares of Prosperity common stock with a closing price of $69.02 per share plus $318.0 million in cash, made up of $308.6 million in cash and $9.4 million cash in taxes withheld, for all outstanding shares of LegacyTexas. This resulted in goodwill of $1.32 billion as of December 31, 2019. Additionally, Prosperity recognized $60.1 million of core deposit intangibles as of December 31, 2019. The goodwill balance as of December 31, 2019 does not include all subsequent fair value adjustments that are still being finalized.

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

The Company has invested heavily in its officers and associates by recruiting talented officers in its market areas and providing them with economic incentives. The senior management team has substantial experience in the Company’s market areas and the surrounding communities in which the Company has a presence. Most banking center locations are overseen by a local president or manager with knowledge of the community and lending expertise in the specific industries found in the community. The Company operates each banking center as a separate profit center, maintaining separate data with respect to each banking center’s net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly.

As of December 31, 2019, the Company and the Bank had 3,901 full-time equivalent associates, 1,188 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be good. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and businesses throughout Texas and Oklahoma. At December 31, 2019, the Bank maintained approximately 741,100 separate deposit accounts including certificates of deposit and 73,200 separate loan accounts. At December 31, 2019, noninterest-bearing demand deposits were 32.1% of the Bank’s total deposits. For the year ended December 31, 2019, the Company’s average cost of funds was 0.70% and the Company’s average cost of deposits (excluding all borrowings) was 0.61%.

The Company has been an active real estate lender, with commercial real estate (including farmland and multifamily residential), 1-4 family residential (including home equity) and construction, land development and other land loans comprising 37.4%, 23.3% and 11.0%, respectively, of the Company’s total loans as of December 31, 2019. The Company is active in commercial and industrial lending, with commercial loans comprising 17.0% of the Company’s total loans as of December 31, 2019. The Company also offers agricultural loans, loans for automobiles and other consumer durables, home equity loans, debit and credit cards, internet banking and other cash management services, mobile banking, trust and wealth management, retail brokerage services, mortgage banking services and automated telephone banking. The Company offers businesses a broad array of loan products including term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery; land development and interim construction loans for builders; and owner-occupied and non-owner occupied commercial real estate loans. Additionally, with the Merger, the Company acquired a Warehouse Purchase Program that allows mortgage banking company customers to close one- to four-family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors.

By offering certificates of deposit, interest checking accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products.

As of December 31, 2019, the Company maintains a trust department with total assets of $2.4 billion, including managed assets of $1.9 billion. The trust department provides trust services in the Company’s various market areas.

Business Strategies

The Company’s main objective is to increase deposits and loans through internal growth, as well as through acquisition opportunities, while maintaining efficiency, individualized customer service and maximizing profitability. To achieve this objective, the Company has employed the following strategic goals:

Continue Community Banking Emphasis. Although the Company has significantly grown in the last several years, it intends to continue operating as a community banking organization focused on meeting the specific needs of consumers and businesses in its market areas. The Company provides a high degree of responsiveness combined with a wide variety of banking products and services. The Company staffs its banking centers with experienced bankers who possess lending expertise in the specific industries found in the given community, and gives them authority within general parameters to make certain pricing and credit decisions, avoiding the bureaucratic structure of larger banks. Each banking center has its own listed local business telephone number. Customers are served by a local banker with decision making authority. Additionally, with the Merger, the Company acquired specialty, commercial lending lines of business staffed by bankers with lending expertise in their respective markets—commercial middle market, energy, mortgage warehouse and insurance lending.

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

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its prudent approach to lending, the Company has emphasized both new and existing loan products, focusing on increasing its commercial real estate, residential real estate and commercial loan portfolios.  Additionally, on November 1, 2019, the merger with LegacyTexas was completed, which increased the Company’s loan portfolio. During 2019, the Company’s total loans increased from $10.37 billion to $18.85 billion or 81.7%. Commercial and industrial loans increased 116.1% and represented 17.0% of the total loan portfolio as of December 31, 2019.  Commercial real estate loans (including multifamily residential) increased 85.3% and represented 34.9% of the total portfolio as of December 31, 2019. One-to four family residential loans increased 59.1% and represented 20.6% of the total loan portfolio as of December 31, 2019. Construction, land development and other land loans increased 27.2%, and represented 11.0% of the total loan portfolio as of December 31, 2019. Warehouse Purchase Program loans, a newly acquired product, represented 8.2% of the total loan portfolio as of December 31, 2019.

Maintain Sound Asset Quality. The Company continues to maintain the sound asset quality that has been representative of its historical loan portfolio. As the Company continues to diversify and increase its lending activities and acquire loans in acquisitions, it may face higher risks of nonpayment and increased risks in the event of prolonged economic downturns. The Company intends to continue to employ the strict underwriting guidelines and comprehensive loan review process that have contributed to its low incidence of nonperforming assets and its minimal charge-offs in relation to its size. Nonperforming assets were 0.33% of total loans and other real estate at December 31, 2019. Nonperforming assets were 0.36% of total loans, excluding Warehouse Purchase Program loans, and other real estate at December 31, 2019.

Continue Focus on Efficiency. The Company plans to maintain its stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan and deposit processing. For its banking centers, which the Company operates as independent profit centers, the Company supplies complete support in the areas of loan review, loan and deposit processing, internal audit, compliance and training. Management believes that this centralized infrastructure can accommodate additional growth while enabling the Company to minimize operational costs through economies of scale.

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

Regulatory Restrictions on Dividends and Repurchases. The Company is regarded as a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues is dividends received from the Bank. As described in more detail below, federal and state law places limitations on the amount that banks may pay in dividends, which the Bank must adhere to when paying dividends to the Company. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if the prospective rate of earnings retention is consistent with the organization’s expected capital needs and financial condition. The Federal Reserve Board’s policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. The Federal Reserve Board is authorized to limit or prohibit the payment of dividends if, in the Federal Reserve Board’s opinion, the payment of dividends would constitute an unsafe or unsound practice in light of a bank holding company’s financial condition. In addition, the Federal Reserve Board has indicated that each bank holding company should carefully review its dividend policy, and has discouraged payment ratios that are at maximum allowable levels, which is the maximum dividend amount that may be issued and allow the company to still maintain its target Tier 1 capital ratio, unless both asset quality and capital are very strong.

In July 2019, the federal bank regulators adopted final rules (the “Capital Simplifications Rules”) that, among other things, eliminated the standalone prior approval requirement in the Basel III Capital Rules for any repurchase of common stock. In certain circumstances, the Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve Board.

Source of Strength.  Federal Reserve Board policy and federal law require a bank holding company to act as a source of financial strength to each of its banking subsidiaries. Under this requirement, the Company is expected to commit resources to support the Bank, including support at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

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

Since being fully phased in on January 1, 2019, the Basel III Capital Rules require the Company to maintain an additional capital conservation buffer, composed entirely of Common Equity Tier 1 (“CET1”), of 2.5%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.5% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”) of 4.0%. As of December 31, 2019, the Company’s ratio of CET1 to risk-weighted assets was 12.30%, Tier 1 capital to risk-weighted assets was 12.30%, total capital to risk-weighted assets was 12.70% and Tier 1 capital to average quarterly assets was 10.42%.

Banking institutions that fail to meet the effective minimum ratios once the capital conservation buffer is taken into account, as detailed above, will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).

With respect to the Bank, the Basel III Capital Rules also revised the “prompt corrective action” regulations as discussed below under “The Bank—Corrective Measures for Capital Deficiencies.”

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

Liquidity Requirements.  The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. Neither the LCR rule nor the proposed NSFR rule apply to the Company and the Bank.

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

In January 2020, the Federal Reserve Board approved a final rule that clarifies the framework for when a company controls a bank holding company or bank under the BHCA. In particular, the final rule sets forth tiered presumptions of control in the Federal Reserve Board’s regulations. Under the BHCA, a company controls a bank holding company if it controls 25 percent or more of any class of voting securities of the bank holding company. A company that controls less than 5 percent of any class of voting securities of a bank holding company is presumed not to control the bank holding company. In instances in which a company owns at least 5 percent but less than 25 percent, the Federal Reserve Board considers the full facts and circumstances of the relationship between the company and the bank holding company to determine whether the company controls the bank holding company. As part of its determination as to control, the Federal Reserve Board considers, among other things, level of ownership of voting and non-voting securities, board representation, business relationships, senior management interlocks, contractual limits on major operational or policy decisions, proxies on issues, threats to dispose of securities, and management agreements. The rule also provides several additional examples of presumptions of control and noncontrol, along with various ancillary provisions such as definitions of terms used in the presumptions. The changes in the final rule become effective April 1, 2020.

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

The FDIC’s risk-based capital guidelines generally require state banks to have minimum ratios of CET1 to risk-weighted assets of 4.5%, Tier 1 capital to total risk-weighted assets of 6.0% and total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2019, the Bank’s ratio of CET1 to risk-weighted assets was 12.49%, Tier 1 capital to total risk-weighted assets was 12.49% and its ratio of total capital to total risk-weighted assets was 12.89%.

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets. As of December 31, 2019, the Bank’s ratio of Tier 1 capital to average quarterly assets (leverage ratio) was 10.58%.

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

At December 31, 2019, the Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations in effect as of such date.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. However, the Federal Reserve Board has not joined the proposed rulemaking.

Anti-Money Laundering and Anti-Terrorism Legislation. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued, and in some cases proposed, a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. The regulations also impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious financial, legal and reputational consequences for the institution and could block or substantially delay a merger or other acquisition transaction.

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

Cybersecurity. In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. Financial institutions that fail to observe the regulatory guidance could be subject to various regulatory sanctions, including financial penalties. In January 2020, the OCC and the FDIC issued a joint statement on heightened cybersecurity risk to remind financial institutions of sound cybersecurity risk management principles.  The principles set forth in the joint statement elaborate on the standards described in the Interagency Guidelines Establishing Information Security Standards and in resources provided by the federal regulators, such as the joint statement on destructive malware issued in March 2015.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

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

The Company’s risk management practices, such as monitoring the concentration of the Company’s loans within specific industries and the Company’s credit approval, review and administrative practices, may not adequately reduce credit risk, and the Company’s credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Many of the Company’s loans are made to businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, the Company may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death. A failure to effectively measure and limit the credit risk associated with the Company’s loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that the Company significantly increase its allowance for credit losses, each of which could adversely affect the Company’s net income. As a result, the Company’s inability to successfully manage credit risk could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Financial Accounting Standards Board’s new accounting standard, ASU 2016-13, which established allowances for credit losses became effective for the Company on January 1, 2020. This methodology, known as CECL, reflects the expected credit losses over the lives of financial assets starting when such assets are first acquired. Under this methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. The standard is expected to result in increases to allowance levels generally and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. See “Notes to Consolidated Financial Statements—Note 1—Nature of Operations and Summary of Significant Accounting and Reporting Policies—New Accounting Pronouncements” for additional information about the standard.

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

Acquisitions of financial institutions, such as LegacyTexas, involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect the Company’s organization. The Company may not be able to complete future acquisitions; and, if completed, the Company may not be able to successfully integrate the operations, management, products and services of the entities that it acquires and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from the Company’s management that they would otherwise direct at servicing existing business and developing new business. The Company’s inability to find suitable acquisition candidates or failure to successfully integrate the entities it acquires into its existing operations may increase its operating costs significantly and adversely affect its business and earnings.

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

Approximately 71.7% of the Company’s total loans as of December 31, 2019 consisted of loans included in the real estate loan portfolio, with 37.4% in commercial real estate (including farmland and multifamily residential), 23.3% in residential real estate (including home equity) and 11.0% in construction, land development and other land loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for credit losses, which could adversely affect its financial condition, results of operations and cash flows.

The Company’s commercial real estate and commercial loans expose it to increased credit risks, and these risks will increase if the Company succeeds in increasing these types of loans.

The Company, while maintaining its conservative approach to lending, has emphasized both new and existing loan products, focusing on managing its commercial real estate (including farmland and multifamily residential) and commercial loan portfolios, and intends to continue to increase its lending activities and acquire loans in possible future acquisitions. As a result, commercial real estate and commercial loans as a proportion of its portfolio could increase. As of December 31, 2019, commercial real estate (including farmland and multifamily residential) and commercial loans totaled $10.3 billion. In general, commercial real estate loans and commercial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. These types of loans are also typically larger than residential real estate loans. Accordingly, the deterioration of one or several of these loans could cause a significant increase in nonperforming loans, which could result in a loss of earnings from these loans and an increase in the provision for credit losses and net charge-offs.

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

As of December 31, 2019, commercial real estate loans (including multifamily residential) comprised approximately 34.9% of the Company’s loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than residential real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. The Company’s failure to have adequate risk management policies, procedures and controls could adversely affect its ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s Warehouse Purchase Program balances can fluctuate widely.

Because Warehouse Purchase Program balances are contingent upon residential mortgage lending activity, changes in the residential real estate market nationwide can lead to wide fluctuations of balances in this product, materially impacting both interest and non-interest income. Additionally, Warehouse Purchase Program period-end balances are generally higher than the average balance during the period due to increased mortgage activity that occurs at the end of a month, which can significantly impact the Company’s reported capital ratios.

The Company’s loan portfolio, and specifically its energy lending portfolio, could be impacted by declines in the prices of oil and natural gas, as well as other factors.

Loans to oil and gas production and service companies, which are reported as commercial and industrial loans, totaled $698.3 million at December 31, 2019, representing approximately 4.0% of total loans, excluding Warehouse Purchase Program loans. As a result, the factors that impact the energy sector may have a greater effect on the Company than on more broadly diversified financial institutions. Companies with exposure to the energy sector, whether directly or indirectly, are subject to volatile fluctuations in price and supply of oil and gas. Many factors affect the supply of and demand for crude oil and natural gas and, therefore, influence prices of these commodities, including:

•	domestic and foreign supply of oil and natural gas, including increased availability of non-traditional energy resources such as shale oil and gas;
•	prices, and expectations about future prices, of oil and natural gas;
•	domestic and worldwide economic conditions, and the resulting global demand for oil and natural gas;
•

the price and quantity of imports of foreign oil and natural gas including the ability of OPEC to set and maintain production levels for oil, and decisions by OPEC and non-OPEC producers to change production levels;

•	sanctions imposed by the U.S., the European Union, or other governments against oil producing countries;
•	the cost of exploring for, developing, producing and delivering oil and natural gas;
•	the level of excess production capacity, available pipeline, storage and other transportation capacity;
•	lead times associated with acquiring equipment and products and availability of qualified personnel;
•	the expected rates of decline in production from existing and prospective wells;
•	the discovery rates of new oil and gas reserves;
•	federal, state and local regulation of exploration and drilling activities and oil and gas exports;

•	legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing (fracking) activities;
•

weather conditions, including hurricanes, that can affect oil and natural gas operations over a wide area and severe winter weather that can interfere with oil and gas development and production operations;

•	political instability and social unrest in oil and natural gas producing countries;
•	advances in exploration, development and production technologies or in technologies affecting energy consumption (such as fracking);
•	the price and availability of alternative fuel and energy sources;
•	uncertainty in capital and commodities markets; and
•	changes in the value of the U.S. dollar relative to other major global currencies.

Further, the economy in Texas as a whole could be negatively impacted if there are a high number of jobs lost related to a decline in oil production in the state, or if the impact of lower oil prices negatively affects other industries.  A decline in the Texas economy related to oil production decline could impact the Company’s loan portfolios outside of the energy portfolio, if borrowers experience unemployment or loss of income and are unable to make payments on their loans.

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2019, the Company’s goodwill totaled $3.22 billion. Although the Company has not recorded any such impairment charges since it initially recorded the goodwill, the Company’s future evaluations of goodwill could result in findings of impairment and related write-downs, which may have a material adverse effect on its financial condition and results of operations.

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

The Company relies on certain external vendors to provide products and services necessary to maintain its day-to-day operations. These third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While the Company has selected these third-party vendors carefully, it does not control their actions. Any complications caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interfere with the vendor’s ability to provide services. Furthermore, the Company’s vendors could also be sources of operational and information security risk, including from breakdowns or failures of their own systems or capacity constraints, and reputational risk. Replacing these third-party vendors could also create significant delay and expense. Problems caused by external vendors could be disruptive to the Company’s operations, which could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

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

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Company may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to the Company’s operations and distracting to management. If the Company were found to have infringed one or more patents or other intellectual property rights, it may be required to pay substantial damages or royalties to a third-party. In certain cases, the Company may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase the Company’s operating expenses. If legal matters related to intellectual property claims were resolved against the Company or settled, the Company could be required to make payments in amounts that could have a material adverse effect on its business, financial condition and results of operations.

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

The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector during the several years prior to the implementation of such Act. Additional legislation and regulations or regulatory policies and other changes in interpretation or implementation of statutes, regulations or policies, could significantly affect the Company’s powers, authority and operations, or the powers, authority and operations of the Bank in substantial and unpredictable ways. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. Government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. The exercise of this regulatory discretion and power could have a negative impact on the Company. Further, failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage. In some instances, directives issued to enforce such actions may be confidential and thus, in those instances, the Company would not be permitted to publicly disclose these actions. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The trading price for the Company’s common stock may fluctuate significantly in response to a variety of factors outside the Company’s control, including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding the Company and/or its competitors;

•	new technology used, or services offered, by competitors;

•	cybersecurity breaches;

•	actions by institutional shareholders;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations;

•	geopolitical conditions such as acts or threats of terrorism or military conflicts;

•	general market conditions, including real or anticipated changes in the strength of the Texas and Oklahoma economies; and

•	industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, oil price volatility or credit losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2019, the Company conducted business at 285 full-service banking centers. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe, Houston, Texas. The Company also owns or leases other facilities in which its banking centers are located as listed below by geographical market area.  The Company also owns or leases various corporate and operations offices, including an administrative office for the Warehouse Purchase Program located in Littleton, Colorado. The expiration dates of the leases range from 2020 to 2034 and do not include renewal periods which may be available at the Company’s option.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2019:

Geographical Area	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2019
			(dollars in thousands)
Bryan/College Station area	16	—	$1,242,932
Houston area	65	13	6,018,147
Central Texas area	29	2	1,644,527
Dallas/Fort Worth area(1)	75	26	7,811,391
East Texas area	22	—	822,766
West Texas area	34	6	2,432,594
South Texas area	30	3	2,760,836
Central Oklahoma area	6	1	622,790
Tulsa Oklahoma area	8	2	843,749
	285	53	$24,199,732

(1)	Includes 42 banking centers, of which 20 are leased, with $6.13 billion of deposits doing business as LegacyTexas Bank as of December 31, 2019.
ITEM 3.	LEGAL PROCEEDINGS

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

Common Stock Information

The Company’s common stock is listed on the New York Stock Exchange under the symbol “PB.” As of February 24, 2020, there were 94,743,519 shares outstanding and 4,695 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

Dividends

Holders of common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. Although the Company has declared dividends on its common stock since 1994, and paid quarterly dividends aggregating $1.69 per share for 2019 and $1.49 per share for 2018, the Company could discontinue payment of dividends in the future. Future dividends on the common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the Board of Directors of the Company.

As a holding company, the Company is ultimately dependent upon its subsidiaries to provide funding for its operating expenses, debt service and dividends. Various banking laws applicable to the Bank limit the payment of dividends and other distributions by the Bank to the Company and may therefore limit the Company’s ability to pay dividends on its common stock. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

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

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter) for the Company’s last two fiscal years were as follows:

	2019	2018
Fourth Quarter	$0.46	$0.41
Third Quarter	0.41	0.36
Second Quarter	0.41	0.36
First Quarter	0.41	0.36

 Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2019, the Company had restricted stock issued under its 2012 stock incentive plan, which was approved by the Company’s shareholders. The following table provides information as of December 31, 2019 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	386,375	(1)
Equity compensation plans not approved by security holders	—	—	—
	—	$—	386,375

(1)	All of these awards are available under the Company’s 2012 Stock Incentive Plan. The Company’s other stock award plans have expired, and no new awards may be issued thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 19, 2018, the Company announced a stock repurchase program that authorized the repurchase of up to 5%, or approximately 3.47 million shares, of the Company’s outstanding common stock over a two-year period, which expired on January 16, 2020. No repurchases were made during the fourth quarter of 2019. The Company repurchased 1.473 million shares of its common stock at an average weighted price of $64.10 per share during the year ended December 31, 2019. On January 29, 2020, the Company announced a stock repurchase program that authorized the repurchase of up to 5%, or approximately 4.74 million shares, of the Company’s outstanding common stock over a one-year period expiring on January 28, 2021, at the discretion of management. Under the stock repurchase program, the Company may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” for additional information.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2014 to December 31, 2019, with the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2014 in the Company’s common stock, the S&P 500 Total Return Index and the Nasdaq Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Prosperity Bancshares, Inc., the S&P 500 Index, and the NASDAQ Bank Index

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

	12/14	12/15	12/16	12/17	12/18	12/19
Prosperity Bancshares, Inc.	$100.00	$88.30	$135.56	$135.07	$122.65	$144.95
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
NASDAQ Bank	100.00	107.08	147.27	155.68	129.17	160.44

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company for, and as of the end of, each of the years in the five-year period ended December 31, 2019, is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2019(1)		2018	2017	2016(1)	2015
	(In thousands, except per share data)
Income Statement Data:
Interest income	$832,938		$727,209	$677,355	$675,779	$669,701
Interest expense	137,169		97,616	60,492	43,159	39,191
Net interest income	695,769		629,593	616,863	632,620	630,510
Provision for credit losses	4,300		16,350	14,325	24,000	7,560
Net interest income after provision for credit losses	691,469		613,243	602,538	608,620	622,950
Noninterest income	124,281		116,012	116,633	118,425	120,781
Noninterest expense	396,542		326,220	313,101	318,387	313,536
Income before taxes	419,208		403,035	406,070	408,658	430,195
Provision for income taxes	86,656		81,223	133,905	134,192	143,549
Net income	$332,552		$321,812	$272,165	$274,466	$286,646
Per Share Data:
Basic earnings per share	$4.52	(2)	$4.61	$3.92	$3.94	$4.09
Diluted earnings per share	4.52	(2)	4.61	3.92	3.94	4.09
Book value per share	63.02		58.02	55.03	52.41	49.45
Cash dividends declared per share	1.6900		1.4900	1.3800	1.2400	1.1175
Dividend payout ratio	38.76%		32.33%	35.23%	31.42%	27.30%
Weighted average shares outstanding (basic)	73,524		69,821	69,484	69,674	70,033
Weighted average shares outstanding (diluted)	73,524		69,821	69,484	69,680	70,049
Shares outstanding at end of period	94,746		69,847	69,491	69,491	70,022
Balance Sheet Data (at period end):
Total assets	$32,185,708		$22,693,402	$22,587,292	$22,331,072	$22,037,216
Securities	8,570,056		9,408,966	9,672,116	9,726,086	9,502,427
Loans	18,845,346		10,370,313	10,020,773	9,622,060	9,438,589
Allowance for credit losses	87,469		86,440	84,041	85,326	81,384
Total goodwill and intangibles	3,310,075		1,933,728	1,939,687	1,946,629	1,918,244
Other real estate owned	6,936		1,805	11,152	15,463	2,963
Total deposits	24,199,732		17,256,558	17,821,460	17,307,302	17,681,119
Federal funds purchased and other borrowings	1,303,730		1,031,126	505,223	990,781	491,399
Subordinated notes	125,804		—	—	—	—
Total shareholders’ equity	5,970,835		4,052,824	3,824,154	3,642,311	3,462,910

(Table continued on the next page)

	As of and for the Years Ended December 31,
	2019(1)		2018	2017	2016(1)	2015
	(In thousands, except per share data)
Average Balance Sheet Data:
Total assets	$24,087,707		$22,632,745	$22,340,201	$21,880,762	$21,618,604
Securities	8,958,182		9,664,404	9,681,763	9,401,669	9,541,443
Loans	11,972,093		10,141,625	9,822,225	9,629,714	9,200,765
Allowance for credit losses	86,616		84,511	84,410	84,189	80,894
Total goodwill and intangibles	2,122,153		1,936,639	1,942,999	1,947,979	1,934,099
Total deposits	18,180,430		17,106,500	17,015,372	17,348,387	17,157,864
Junior subordinated debentures	1,502		—	—	2,081	29,443
Subordinated notes	20,489		—	—	—	—
Total shareholders’ equity	4,458,521		3,947,833	3,750,727	3,566,931	3,368,788
Performance Ratios:
Return on average assets	1.38%	(2)	1.42%	1.22%	1.25%	1.33%
Return on average common equity	7.46%	(2)	8.15%	7.26%	7.69%	8.51%
Net interest margin (tax equivalent)	3.32%		3.18%	3.19%	3.35%	3.38%
Efficiency ratio(3)	48.25%		43.71%	42.76%	42.50%	41.87%
Asset Quality Ratios(4):
Nonperforming assets to total loans and other real estate	0.33%		0.18%	0.37%	0.50%	0.46%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.36%		0.18%	0.37%	0.50%	0.46%
Net charge-offs to average loans	0.03%		0.14%	0.16%	0.21%	0.08%
Allowance for credit losses to total loans	0.46%		0.83%	0.84%	0.89%	0.86%
Allowance for credit losses to total loans, excluding Warehouse Purchase Program Loans	0.51%		0.83%	0.84%	0.89%	0.86%
Allowance for credit losses to nonperforming loans(5)	157.1%		504.0%	319.9%	261.8%	201.8%
Capital Ratios(4):
Leverage ratio (7)	10.42%		10.23%	9.31%	8.68%	7.97%
Average shareholders’ equity to average total assets	18.51%		17.44%	16.79%	16.30%	15.58%
CET1 capital ratio(6)(7)	12.30%		16.32%	15.08%	14.48%	13.55%
Tier 1 risk-based capital ratio (7)	12.30%		16.32%	15.08%	14.48%	13.55%
Total risk-based capital ratio (7)	12.70%		16.99%	15.74%	15.20%	14.25%

(1)	The Company completed one acquisition during each of the twelve-month periods ended December 31, 2019 and December 31, 2016.
(2)	Reflects the impact of merger related expenses of $46.4 million in 2019 related to the LegacyTexas merger.
(3)

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

•	poor performance by external vendors;
•	the cost and effects of a failure, interruption, or breach of security of the Company’s systems;
•	the failure of analytical and forecasting models and tools used by the Company to estimate probable credit losses and to measure the fair value of financial instruments;
•	additional risks from new lines of businesses or new products and services;
•	claims or litigation related to intellectual property or fiduciary responsibilities;
•	the failure of the Company’s enterprise risk management framework to identify or address risks adequately;
•	a failure in or breach of operational or security systems of the Company’s infrastructure, or those of its third-party vendors and other service providers, including as a result of cyber attacks;
•	potential risk of environmental liability associated with lending activities;
•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and
•	other risks and uncertainties described in this Annual Report on Form 10-K or in the Company’s other reports and documents filed with the Securities and Exchange Commission.

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

Three principal components of the Company’s growth strategy are internal growth, efficient operations and acquisitions, including strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. The Company also focuses on maintaining efficiency and stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan and deposit processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities.

Net income was $332.6 million, $321.8 million and $272.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, and diluted earnings per share were $4.52, $4.61 and $3.92, respectively, for these same periods. The change in net income during 2019 was principally due to an increase in interest income partially offset by an increase in interest expense and merger related expenses of $46.4 million. The change in net income during 2018 was principally due to lower corporate tax rates and an increase in interest income, partially offset by an increase in interest expense. The Company posted returns on average assets of 1.38%, 1.42% and 1.22% and returns on average common equity of 7.46%, 8.15% and 7.26% for the years ended December 31, 2019, 2018 and 2017, respectively. The Company’s efficiency ratio was 48.25% in 2019, 43.71% in 2018 and 42.76% in 2017. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale of assets and securities are not included. Additionally, taxes are not part of this calculation.

Total assets at December 31, 2019 and 2018 were $32.19 billion and $22.69 billion, respectively. Total deposits were $24.20 billion at December 31, 2019, an increase of $6.94 billion or 40.2% compared with $17.26 billion at December 31, 2018. Total loans were $18.85 billion at December 31, 2019, an increase of $8.48 billion or 81.7% compared with $10.37 billion at December 31, 2018. At December 31, 2019, the Company had $55.7 million in nonperforming loans, and its allowance for credit losses was $87.5 million compared with $17.2 million in nonperforming loans and an allowance for credit losses of $86.4 million at December 31, 2018. Shareholders’ equity was $5.97 billion  and $4.05 billion at December 31, 2019 and 2018, respectively.

Recent Acquisition

Merger with LegacyTexas Financial Group, Inc.—On November 1, 2019, LegacyTexas Financial Group, Inc. (“LegacyTexas”), merged with Prosperity Bancshares and LegacyTexas Bank merged with Prosperity Bank (collectively, the “Merger”). LegacyTexas was headquartered in Plano, Texas and operated 42 locations in 19 North Texas cities in and around the Dallas-Fort Worth area. As of September 30, 2019, LegacyTexas, on a consolidated basis, reported total assets of $10.5 billion, total gross loans of $9.1 billion, total deposits of $6.5 billion and shareholders’ equity of $1.2 billion.

Pursuant to the terms of the merger agreement, Prosperity issued 26,228,148 shares of Prosperity common stock with a closing price of $69.02 per share plus $318.0 million in cash, made up of $308.6 million in cash and $9.4 million cash in taxes withheld, for all outstanding shares of LegacyTexas. This resulted in goodwill of $1.32 billion as of December 31, 2019. Additionally, Prosperity recognized $60.1 million of core deposit intangibles as of December 31, 2019. The goodwill balance as of December 31, 2019 does not include all subsequent fair value adjustments that are still being finalized.

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

Business Combinations—Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. A business combination occurs when the Company acquires net assets that constitute a business and obtains control over that business. Business combinations are effected through the transfer of consideration consisting of cash and/or common stock and are accounted for using the acquisition method. Accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values at the acquisition date. Determining the fair value of assets and liabilities, especially the loan portfolio, is a process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values becomes available. The results of operations of an acquired entity are included in the Company’s consolidated results from acquisition date, and prior periods are not restated. The fair value of acquired loans incorporates assumptions regarding future credit losses and therefore no allowance for loan losses related to the acquired loans is recorded on the acquisition date.

Allowance for Credit Losses—The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on probable losses on impaired loans; and (2) a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. For further discussion of the methodology used in the determination of the allowance for credit losses, see “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses”, “Financial Condition—Allowance for Credit Losses” sections below and Note 1 to the consolidated financial statements.

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

The Company had no intangible assets with indefinite useful lives at December 31, 2019. Core deposit intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These core deposit intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2019, management does not believe any of its goodwill is impaired as of December 31, 2019, because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at December 31, 2019, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

2019 versus 2018. Net interest income before the provision for credit losses for 2019 was $695.8 million compared with $629.6 million for 2018, an increase of $66.2 million or 10.5%. This change was primarily due to the increase in loan discount accretion of $14.136 million related to the Merger. Interest income was $832.9 million in 2019, an increase of $105.7 million or 14.5% compared with 2018. Interest income on loans was $621.4 million for 2019, an increase of $117.5 million or 23.3% compared with 2018, which was primarily due to the increase in loan discount accretion of $14.1 million. The Company had $277.5 million of total outstanding discounts on purchased loans, of which $145.8 million was accretable at December 31, 2019. Interest income on securities was $209.8 million during 2019, a decrease of $12.1 million or 5.5% compared with 2018 due primarily to a decrease in the securities balance, partially offset by higher yields. Average interest-bearing liabilities increased $528.5 million or 4.1% during 2019 compared with 2018. The average rate on interest-bearing liabilities increased from 0.75% to 1.02% during the same time period, resulting in an increase in interest expense of $39.6 million. The total cost of funds increased to 0.70% during 2019 from 0.52% during 2018.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.32% on a tax equivalent basis for 2019, an increase of 14 basis points compared with 3.18% for 2018.

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

Net interest margin, defined as net interest income divided by average interest-earning assets was 3.18% on a tax equivalent basis for 2018, a decrease of 1 basis point compared with 3.19% for 2017.

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

	Years Ended December 31,
	2019			2018			2017
	Average Outstanding Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans held for sale	$32,065	$1,457	4.54%	$29,427	$1,476	5.02%	$26,048	$1,293	4.96%
Loans held for investment	11,688,754	610,112	5.22%	10,112,198	502,487	4.97%	9,796,177	467,045	4.77%
Loans held for investment - Warehouse Purchase Program	251,274	9,874	3.93%	—	—	—	—	—	—
Total loans	11,972,093	621,443	5.19%	10,141,625	503,963	4.97%	9,822,225	468,338	4.77%
Investment securities	8,958,182	209,812	2.34%	9,664,404	221,909	2.30%	9,681,763	208,189	2.15%
Federal funds sold and other earning assets	129,622	1,683	1.30%	82,521	1,337	1.62%	83,324	828	0.99%
Total interest-earning assets	21,059,897	832,938	3.96%	19,888,550	727,209	3.66%	19,587,312	677,355	3.46%
Allowance for credit losses	(86,616)			(84,511)			(84,410)
Noninterest-earning assets	3,114,426			2,828,706			2,837,299
Total assets	$24,087,707			$22,632,745			$22,340,201
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,917,413	$23,982	0.61%	$3,937,479	$20,072	0.51%	$3,816,996	$11,703	0.31%
Savings and money market deposits	5,941,929	50,681	0.85%	5,417,014	30,999	0.57%	5,561,853	18,705	0.34%
Certificates and other time deposits	2,314,174	36,725	1.59%	2,101,287	20,313	0.97%	2,289,296	15,904	0.69%
Federal funds purchased and other borrowings	971,409	21,323	2.20%	1,189,459	24,241	2.04%	1,142,897	12,908	1.13%
Securities sold under repurchase agreements	307,277	3,383	1.10%	300,429	1,991	0.66%	328,652	1,272	0.39%
Subordinated notes and junior subordinated debentures	21,991	1,075	4.89%	—	—	—	—	—	—
Total interest-bearing liabilities	13,474,193	137,169	1.02%	12,945,668	97,616	0.75%	13,139,694	60,492	0.46%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	6,006,914			5,650,720			5,347,227
Other liabilities	148,079			88,524			102,553
Total liabilities	19,629,186			18,684,912			18,589,474
Shareholders' equity	4,458,521			3,947,833			3,750,727
Total liabilities and shareholders' equity	$24,087,707			$22,632,745			$22,340,201
Net interest rate spread			2.94%			2.91%			3.00%
Net interest income and margin (2)		$695,769	3.30%		$629,593	3.17%		$616,863	3.15%
Net interest income and margin (tax equivalent) (3)		$698,918	3.32%		$633,208	3.18%		$624,707	3.19%

(1) The average outstanding balance includes two months of LegacyTexas average balances.

(2) The net interest margin is equal to net interest income divided by average interest-earning assets.

(3) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax equivalent adjustment has been computed using a federal income tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for year ended December 31, 2017 and other applicable effective tax rates.

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

	Years Ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$132	$(151)	$(19)	$168	$15	$183
Loans held for investment	78,341	29,284	107,625	15,062	20,381	35,442
Loans held for investment - Warehouse Purchase Program	9,874	—	9,874	—	—	—
Securities	(16,216)	4,119	(12,097)	(373)	14,093	13,720
Federal funds sold and other temporary investments	763	(417)	346	(8)	517	509
Total increase (decrease) in interest income	72,894	32,835	105,729	14,848	35,006	49,854
Interest-bearing liabilities:
Interest-bearing demand deposits	(102)	4,012	3,910	369	8,000	8,369
Savings and money market accounts	3,004	16,678	19,682	(487)	12,781	12,294
Certificates of deposit	2,058	14,354	16,412	(1,306)	5,715	4,409
Other borrowings	(4,444)	1,526	(2,918)	526	10,807	11,333
Securities sold under repurchase agreements	45	1,347	1,392	(109)	828	719
Subordinated notes and junior subordinated debentures	1,075	—	1,075	—	—	—
Total increase (decrease) in interest expense	1,636	37,917	39,553	(1,007)	38,131	37,124
Increase (decrease) in net interest income	$71,258	$(5,082)	$66,176	$15,855	$(3,125)	$12,730

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses.” The allowance for credit losses at December 31, 2019 was $87.5 million, representing 0.46% of total loans and 0.51% of total loans, excluding Warehouse Purchase Program loans, as of such date. Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given defaults and recovery rates, with no carryover of any existing allowance for credit losses. The provision for credit losses for the years ended December 31, 2019, 2018 and 2017 was $4.3 million, $16.4 million and $14.3 million, respectively. Net charge-offs for the years ended December 31, 2019, 2018 and 2017 were $3.3 million, $14.0 million and $15.6 million, respectively.

Noninterest Income

The Company’s primary sources of recurring noninterest income are nonsufficient funds (“NSF”) fees, credit, debit and ATM card income, and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its various additional products and services, including trust services, mortgage lending, brokerage and independent sales organization sponsorship operations. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method. For the year ended December 31, 2019, noninterest income totaled $124.3 million, an increase of $8.3 million or 7.1% compared with 2018. This increase was primarily due to two months of fees, service charges and mortgage income from LegacyTexas.

For the year ended December 31, 2018, noninterest income totaled $116.0 million, a decrease of $621 thousand or 0.5% compared with 2017. The decrease was primarily due to the gain on sale of securities during 2017, partially offset by a lower net loss on sale of assets during 2018.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Nonsufficient funds fees	$34,614	$33,163	$32,354
Credit card, debit card and ATM card income	26,867	25,046	24,425
Service charges on deposit accounts	20,604	20,652	21,327
Trust income	10,227	10,178	9,200
Mortgage income	5,006	3,355	4,053
Brokerage income	2,361	2,617	1,950
Bank owned life insurance income	5,426	5,284	5,430
Net (loss) gain on sale or write-offs of assets	(1,813)	(755)	(1,921)
Net (loss) gain on sale of securities	—	(13)	3,270
Other	20,989	16,485	16,545
Total noninterest income	$124,281	$116,012	$116,633

Noninterest Expense

For the year ended December 31, 2019, noninterest expense totaled $396.5 million, an increase of $70.3 million or 21.6% compared with 2018. The change was primarily due to the $46.4 million of merger related expenses and additional expenses related to two months of operations of the LegacyTexas banking centers and lending function.

For the year ended December 31, 2018, noninterest expense totaled $326.2 million, an increase of $13.1 million or 4.2% compared with 2017. This increase was primarily due to higher salaries and benefits.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Salaries and employee benefits(1)	$226,348	$207,517	$192,409
Non-staff expenses:
Net occupancy and equipment	23,985	22,760	22,402
Credit and debit card, data processing and software amortization	23,624	17,790	17,230
Regulatory assessments and FDIC insurance	8,608	13,261	14,311
Core deposit intangibles amortization	6,537	5,959	6,942
Depreciation	13,713	12,365	12,215
Communications(2)	9,679	10,032	10,592
Other real estate expense(3)	(67)	722	3,271
Merger related expenses	46,402	—	—
Other	37,713	35,814	33,729
Total noninterest expense	$396,542	$326,220	$313,101

(1)	Total salaries and employee benefits include $10.6 million, $10.5 million and $6.9 million in 2019, 2018 and 2017, respectively, in stock-based compensation expense.
(2)	Communications expense includes telephone, data circuits, postage, and courier expenses.
(3)	Other real estate expense is net of rental income and gains and losses on sales of real estate.

Salaries and Employee Benefits. Salaries and employee benefits were $226.3 million for the year ended December 31, 2019, an increase of $18.8 million or 9.1% compared with 2018. This change was primarily due to additional expenses related to two months of LegacyTexas salaries and employee benefits. Salaries and employee benefits were $207.5 million for the year ended December 31, 2018, an increase of $15.1 million or 7.9% compared with 2017. This change was primarily due to an increase in compensation for all associates following the enactment of the Tax Cuts and Jobs Act and an increase in stock-based compensation expense. The number of full-time equivalent associates employed by the Company were 3,901, 3,036 and 3,017 at December 31, 2019, 2018 and 2017, respectively. Total salaries and benefits for the year ended December 31, 2019 include $10.6 million in stock‑based compensation expense compared with $10.5 million and $6.9 million recorded for the years ended December 31, 2018 and 2017, respectively.

Net Occupancy and Equipment: Net occupancy and equipment expense was $24.0 million for the year ended December 31, 2019, an increase of $1.2 million or 5.4%, compared with 2018. Net occupancy and equipment expense was $22.8 million for the year ended December 31, 2018, an increase of $358 thousand or 1.6%, compared with 2017.

Credit and Debit Card, Data Processing and Software Amortization. Credit and debit card, data processing and software amortization expenses were $23.6 million for the year ended December 31, 2019, an increase of $5.8 million or 32.8% compared with 2018. This change was primarily due to additional expenses related to two months of operations related to the LegacyTexas banking centers and lending function. Credit and debit card, data processing and software amortization expenses were $17.8 million for the year ended December 31, 2018, an increase of $560 thousand or 3.3% compared with 2017.

Regulatory Assessments and FDIC Insurance. Regulatory assessments and FDIC insurance assessments were $8.6 million for the year ended December 31, 2019, a decrease of $4.7 million or 35.1%, compared with $13.3 million for the year ended December 31, 2018. This decrease was primarily due to the elimination of the FDIC temporary surcharge in 2018. Regulatory assessments and FDIC insurance assessments were $13.3 million for the year ended December 31, 2018, a decrease of $1.1 million or 7.3%, compared with $14.3 million for the year ended December 31, 2017. This decrease was primarily due to the elimination of the FDIC temporary surcharge imposed on large banks by the Dodd‑Frank Act.

Core Deposit Intangibles Amortization. Core deposit intangibles (“CDI”) amortization was $6.5 million for the year ended December 31, 2019, an increase of $578 thousand or 9.7% compared with $6.0 million for the year ended December 31, 2018. This change was primarily due to the Merger. CDI amortization was $6.0 million for the year ended December 31, 2018, a decrease of $983 thousand or 14.2% compared with $6.9 million for the year ended December 31, 2017. This change was primarily due to certain intangible assets that fully amortized during 2018.

Other Real Estate. Other real estate expense was $(67) thousand for the year ended December 31, 2019, a decrease of $789 thousand or 109.3%, compared with $722 thousand for the year ended December 31, 2018. This change was primarily due to gains on the sale of other real estate properties during 2019. Other real estate expense was $722 thousand for the year ended December 31, 2018, a decrease of $2.5 million or 77.9%, compared with $3.3 million for the year ended December 31, 2017. This change was primarily due to the write-down of other real estate during 2017.

Merger Related Expenses. Merger related expenses were $46.4 million for the year ended December 31, 2019, related to the Merger that was completed on November 1, 2019.

Efficiency Ratio

The Company’s efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not calculated based on GAAP. A GAAP-based efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions, by net interest income plus total noninterest income, as shown in the Consolidated Statements of Income. The Company’s efficiency ratio, as calculated and used by the Company, excludes from noninterest income the net gains and losses on the sale of securities and assets, which can vary widely from period to period.  Taxes are not included in either calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio calculated pursuant to GAAP was 48.36% for the year ended December 31, 2019 compared with 43.75% for the year ended December 31, 2018 and 42.69% for the year ended December 31, 2017. The efficiency ratio, excluding net gains and losses on the sale of securities and assets, was 48.25% for the year ended December 31, 2019, compared with 43.71% for the year ended December 31, 2018 and 42.76% for the year ended December 31, 2017.

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

Income tax expense was $86.7 million for the year ended December 31, 2019, an increase of $5.4 million or 6.7% compared with $81.2 million for the year ended December 31, 2018. The increase was primarily due to two months of operations related to the LegacyTexas banking centers and lending function. Income tax expense was $81.2 million for the year ended December 31, 2018, a decrease of $52.7 million or 39.3% compared with $133.9 million for the year ended December 31, 2017. The decrease was primarily attributable to the reduction in corporate tax rates by the Tax Cuts and Jobs Act. The effective tax rate for the years ended December 31, 2019, 2018 and 2017 was 20.7%, 20.2% and 33.0%, respectively. The effective income tax rates differed from the U.S.

statutory rate of 21% during 2019 and 2018 and 35% during 2017 primarily due to the effect of tax-exempt income from loans and securities.

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

Financial Condition

Loan Portfolio

At December 31, 2019, total loans were $18.85 billion, an increase of $8.48 billion or 81.7%, compared with $10.37 billion at December 31, 2018. Loans at December 31, 2019 included $81.0 million of loans held for sale and $1.55 billion of Warehouse Purchase Program loans. At December 31, 2019, total loans were 77.9% of deposits and 58.6% of total assets. At December 31, 2018, total loans were $10.37 billion, an increase of $349.5 million or 3.5%, compared with $10.02 billion at December 31, 2017. Loans at December 31, 2018 included $29.4 million of loans held for sale.

The following table summarizes the Company’s total loan portfolio by type of loan as of the dates indicated:

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$3,205,595	17.0%	$1,483,571	14.3%	$1,479,910	14.8%	$1,539,439	16.0%	$1,692,246	17.9%
Warehouse purchase program	1,552,762	8.2%	—	—	—	—	—	—	—	—
Real estate:
Construction, land development and other land loans	2,064,167	11.0%	1,622,289	15.7%	1,509,137	15.1%	1,263,923	13.1%	1,073,198	11.4%
1-4 family residential (1)	3,880,382	20.6%	2,438,949	23.5%	2,454,548	24.5%	2,439,348	25.3%	2,360,798	25.0%
Home equity	507,029	2.6%	267,960	2.6%	285,312	2.8%	278,483	2.9%	279,867	2.9%
Commercial real estate (including multifamily residential) (2)	6,556,285	34.9%	3,538,557	34.1%	3,315,627	33.1%	3,162,109	32.9%	3,131,083	33.2%
Farmland	495,558	2.7%	545,373	5.3%	502,841	5.0%	484,588	5.0%	434,349	4.6%
Agriculture	185,297	0.9%	184,128	1.7%	187,277	1.9%	187,748	2.0%	214,469	2.3%
Consumer	211,522	1.1%	120,851	1.2%	116,393	1.1%	130,703	1.4%	142,363	1.5%
Other	186,749	1.0%	168,635	1.6%	169,728	1.7%	135,719	1.4%	110,216	1.2%
Total loans (3)	$18,845,346	100.0%	$10,370,313	100.0%	$10,020,773	100.0%	$9,622,060	100.0%	$9,438,589	100.0%

(1)	Includes loans held for sale of $81.0 million, $29.4 million, $31.4 million, $27.0 million and $23.9 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)

Commercial real estate loans include approximately $1.91 billion, $1.52 billion, $1.52 billion, $1.46 billion and $1.42 billion of owner-occupied loans for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(3)	Includes fair value discounts on acquired loans of $277.5 million, $17.7 million, $34.7 million, $59.4 million and $94.7 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

The Company separates its loan portfolio into two general categories of loans: (1) loans originated by Prosperity Bank and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made are referred to as “originated loans” and (2) “acquired loans,” which are loans acquired in a business combination. Those acquired loans that are renewed or substantially modified after the date of the business combination, thereby subjecting them to the Company’s allowance for credit losses methodology, are referred to as “re-underwritten acquired loans.” If a renewal or substantial modification of an acquired loan is underwritten by the Company with a new credit analysis, the loan may no longer be categorized as an acquired loan. For example, acquired loans to one borrower may be combined into a new loan with a new loan number and categorized as an originated loan. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into “Non-PCI loans” and “PCI loans” (purchased credit-impaired loans). Acquired loans with evidence of credit quality deterioration at acquisition for which it is probable that the Company would not be able to collect all contractual amounts due are PCI loans.

The following tables summarize the Company’s originated and acquired loan portfolios broken out into originated loans, re-underwritten acquired loans, Non-PCI loans and PCI loans as of the dates indicated.

	December 31, 2019
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCI Loans	PCI Loans	Total Loans
	(dollars in thousands)
Residential mortgage loans held for sale	$80,959	$—	$—	$—	$80,959
Commercial and industrial	1,443,202	315,557	1,312,876	133,960	3,205,595
Warehouse purchase program	1,552,762	—	—	—	1,552,762
Real estate:
Construction, land development and other land loans	1,762,326	33,675	260,911	7,255	2,064,167
1-4 family residential (including home equity)	2,640,228	126,588	1,533,809	5,827	4,306,452
Commercial real estate (including multi-family residential)	3,300,663	381,326	2,779,681	94,615	6,556,285
Farmland	432,584	11,873	49,293	1,808	495,558
Agriculture	137,448	44,481	3,368	—	185,297
Consumer and other	311,985	33,814	52,472	—	398,271
Total loans held for investment	11,581,198	947,314	5,992,410	243,465	18,764,387
Total	$11,662,157	$947,314	$5,992,410	$243,465	$18,845,346

	December 31, 2018
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCI Loans	PCI Loans	Total Loans
	(dollars in thousands)
Residential mortgage loans held for sale	$29,367	$—	$—	$—	$29,367
Commercial and industrial	1,281,069	170,221	32,130	151	1,483,571
Real estate:
Construction, land development and other land loans	1,595,052	11,101	15,644	492	1,622,289
1-4 family residential (including home equity)	2,446,160	73,809	153,456	4,117	2,677,542
Commercial real estate (including multi-family residential)	3,003,176	276,849	255,066	3,466	3,538,557
Farmland	485,101	13,431	46,479	362	545,373
Agriculture	139,849	44,208	71	—	184,128
Consumer and other	257,484	22,841	9,161	—	289,486
Total loans held for investment	9,207,891	612,460	512,007	8,588	10,340,946
Total	$9,237,258	$612,460	$512,007	$8,588	$10,370,313

The Company offers a broad range of short to medium-term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. Historically, the Company has originated loans for its own account, including loans in the 1-4 family residential category, and has not securitized its loans. However, the Company does originate longer-term residential mortgage loans for sale into the secondary market. The purpose of a particular loan generally determines its structure.

Loans to borrowers with aggregate debt relationships over $1.0 million and below $5.0 million are evaluated and acted upon on a daily basis by two of the company-wide loan concurrence officers. Loans to borrowers with aggregate debt relationships above $5.0 million are evaluated and acted upon by an officers’ loan committee that meets weekly.

Commercial and Industrial Loans. In nearly all cases, the Company’s commercial loans are made in the Company’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. As a general practice, term loans are secured by any available real estate, equipment or other assets owned by the borrower.  Both working capital and term loans are typically supported by a personal guaranty of a principal. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial loans is due to the type of collateral securing these loans as well as the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

Included in commercial loans are (1) commitments to oil and gas producers largely secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of December 31, 2019, the Company had $401.5 million in funded commitments outstanding to oil and gas production companies and $203.1 million in unfunded commitments, for a total of $604.6 million. This compares with funded commitments to oil and gas production companies of $114.2 million and $128.6 million in unfunded commitments, for a total of $242.8 million as of December 31, 2018. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds. As of December 31, 2019, the Company had outstanding $296.8 million in funded commitments to service companies and $139.1 million in unfunded commitments for a total of $435.9 million. This compares with funded commitments to service companies of $258.3 million and $109.9 million in unfunded commitments, for a total of $368.2 million as of December 31, 2018.

Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 25-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition, in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower and guarantor.

1-4 Family Residential Loans. The Company’s lending activities also include the origination of 1-4 family residential mortgage loans (including home equity loans) collateralized by owner-occupied and nonowner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan portfolio products which generally are amortized over five to 30 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 89% of appraised value. The Company requires mortgage title insurance, as well as hazard, wind and/or flood insurance as appropriate. The Company prefers to retain residential mortgage loans for its own account rather than selling them into the secondary market. By doing so, the Company incurs interest rate risk as well as the risks associated with non-payments on such loans. The Company’s mortgage department also offers a variety of mortgage loan products which are generally amortized over 30 years, including FHA and VA loans, which are sold to secondary market investors.

Construction, Land Development and Other Land Loans. The Company makes loans to finance the construction of residential and nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities, with heightened analysis of construction and/or development costs. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, the Company may not be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Although the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, these procedures may not prevent losses from the risks described above.

Warehouse Purchase Program. The Company acquired the Warehouse Purchase Program as part of the merger with LegacyTexas. The Warehouse Purchase Program allows unaffiliated mortgage originators (“Clients”) to close 1-4 family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors.  The Company's Clients are strategically targeted for their experienced management teams and analyzed for the expected profitability of each Client’s business model over the long term. The Clients, located across the U.S., and originate mortgage loans primarily through traditional retail and/or wholesale business models and use underwriting standards consistent with the United States government-sponsored enterprises, “Agencies” such as Fannie Mae, the private investors to which the mortgage loans are ultimately sold and the mortgage insurers.

At December 31, 2019, the Bank had 37 mortgage banking company customers with aggregate uncommitted facilities (“Facilities”) of $2.21 billion and an actual aggregate outstanding balance of $1.55 billion; and the Clients’ individual Facilities ranged in size from $2.0 million to $150.0 million. A Facility is often supported by a payment guaranty of the Client’s owners holding significant ownership positions, along with non-interest-bearing compensating balance deposits in line with the Facility amount. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity.  As loans age, the Company requires loan curtailments to reduce the Company’s risk if an individual mortgage loan is not timely purchased by an investor.  The average mortgage loan being purchased by the Company reflects a blend of Agency and private investor underwriting guidelines.  At December 31, 2019 the Company’s mortgage warehouse portfolio had an average loan-to-value ratio (LTV) of 77%, an average credit score of 722 and an average loan size of $292,000. The Company’s purchases under these Facilities are priced using a combined base rate and a risk premium set for both product type (Prime, Jumbo, etc.) and age of the loan.

Although not subject to any legally binding commitments, when the Company makes a purchase decision, it acquires a 100% participation interest in the mortgage loans originated by its Clients.  Individual mortgage loans are warehoused in the Company’s portfolio only for a short duration, usually averaging less than 30 days. When instructed by a Client that a warehoused loan has been sold to an investor, the Company delivers the note to the investor that pays the Company which in turn remits the net sales proceeds to the Client.

Agriculture Loans. The Company provides agriculture loans for short-term livestock and crop production, including rice, cotton, milo and corn, farm equipment financing and agriculture real estate financing. The Company evaluates agriculture borrowers primarily based on their historical profitability, level of experience in their particular industry segment, overall financial capacity and the availability of secondary collateral to withstand economic and natural variations common to the industry. Because agriculture loans present a higher level of risk associated with events caused by nature, the Company routinely makes on-site visits and inspections in order to identify and monitor such risks.

Consumer Loans. Consumer loans made by the Company include direct “A”-credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 180 months and vary based upon the nature of collateral and size of loan. Generally, consumer loans entail greater risk than do real estate secured loans, particularly in the case of consumer loans that are unsecured or collateralized by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, personal bankruptcy or death. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

Loan Maturities. The contractual maturity ranges of the Company’s loan portfolio by type of loan and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2019 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $277.5 million, loans held for sale of $81.0 million or Warehouse Purchase Program loans of $1.55 billion at December 31, 2019:

	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$951,809	$1,686,113	$540,196	$3,178,118
Real estate:
Construction, land development and other land loans	616,454	421,713	1,030,086	2,068,253
1-4 family residential (includes home equity)	47,061	154,040	4,098,261	4,299,362
Commercial (includes multi-family residential)	600,362	1,884,035	4,167,429	6,651,826
Agriculture (includes farmland)	151,814	70,674	460,840	683,329
Consumer and other	135,151	273,591	199,446	608,188
Total	$2,502,651	$4,490,167	$10,496,257	$17,489,075
Loans with a predetermined interest rate	$799,447	$2,289,916	$4,163,284	$7,252,646
Loans with a floating interest rate	1,703,204	2,200,251	6,332,973	10,236,429
Total	$2,502,651	$4,490,167	$10,496,257	$17,489,075

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

As part of the on-going monitoring of the Company’s loan portfolio and the methodology for calculating the allowance for credit losses, management grades each loan from 1 to 9. For certain loans in risk grades 7 to 9, a specific reserve may be required when calculating the allowance for credit losses.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan.

With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made, together with an appraisal for loans collateralized by real estate, to determine the need, if any, for possible write-downs or appropriate additions to the allowance for credit losses.

The following table presents information regarding past due loans and nonperforming assets at the dates indicated. There were no past due loans or nonperforming assets related to the Warehouse Purchase Program loans at December 31, 2019.

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$55,243	$13,147	$25,264	$31,642	$39,711
Accruing loans 90 or more days past due	441	4,004	1,004	956	614
Total nonperforming loans	55,684	17,151	26,268	32,598	40,325
Repossessed assets	323	-	35	241	171
Other real estate	6,936	1,805	11,152	15,463	2,963
Total nonperforming assets	$62,943	$18,956	$37,455	$48,302	$43,459
Nonperforming assets to total loans and other real estate	0.33%	0.18%	0.37%	0.50%	0.46%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.36%	0.18%	0.37%	0.50%	0.46%

(1)	Includes troubled debt restructurings of $13.6 million, $51 thousand, $53 thousand, $97 thousand and $681 thousand for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)	There were no non-performing or troubled debt restructurings of warehouse lines of credit or Warehouse Purchase Program loans for the periods presented.

The following tables present information regarding past due loans and nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCI loans and PCI loans at the dates indicated:

	December 31, 2019
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$43,612	$2,423	$7,011	$2,197	$55,243
Accruing loans 90 or more days past due	441	—	—	—	441
Total nonperforming loans	44,053	2,423	7,011	2,197	55,684
Repossessed assets	—	—	323	—	323
Other real estate	718	—	6,218	—	6,936
Total nonperforming assets	$44,771	$2,423	$13,552	$2,197	$62,943
Nonperforming assets to total loans and other real estate by category	0.38%	0.26%	0.23%	0.90%	0.33%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.44%	0.26%	0.23%	0.90%	0.36%

	December 31, 2018
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$9,177	$1,737	$2,214	$19	$13,147
Accruing loans 90 or more days past due	3,783	221	—	—	4,004
Total nonperforming loans	12,960	1,958	2,214	19	17,151
Repossessed assets	—	—	—	—	—
Other real estate	1,315	455	35	—	1,805
Total nonperforming assets	$14,275	$2,413	$2,249	$19	$18,956
Nonperforming assets to total loans and other real estate by category	0.15%	0.39%	0.44%	0.22%	0.18%

The Company had $62.9 million in nonperforming assets at December 31, 2019 compared with $19.0 million at December 31, 2018 and $37.5 million at December 31, 2017. The nonperforming assets consisted of 232 separate credits or other real estate properties at December 31, 2019, compared with 83 at December 31, 2018 and 99 at December 31, 2017.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $2.9 million, $1.7 million and $2.7 million would have been recorded as income for the years ended December 31, 2019, 2018 and 2017, respectively. The Company had $55.2 million, $13.1 million and $25.3 million in nonaccrual loans at December 31, 2019, 2018 and 2017, respectively.

At December 31, 2019, of the total nonperforming assets, $44.8 million resulted from originated loans, $2.4 million resulted from re-underwritten acquired loans, $13.6 million resulted from Non-PCI loans and $2.2 million resulted from PCI loans. At December 31, 2018, of the total nonperforming assets, $14.3 million resulted from originated loans, $2.4 million resulted from re-underwritten acquired loans, $2.2 million resulted from Non-PCI loans and $19 thousand resulted from PCI loans. A PCI loan becomes impaired when there is a deterioration in projected cash flows after acquisition.

Nonperforming assets were 0.33% of total loans and other real estate at December 31, 2019 compared with 0.18% of total loans and other real estate at December 31, 2018. The allowance for credit losses as a percentage of total nonperforming loans was 157.1% at December 31, 2019 and 504.0% at December 31, 2018.

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Average loans outstanding	$11,972,093	$10,141,625	$9,822,225	$9,629,714	$9,200,765
Gross loans outstanding at end of period	$18,845,346	$10,370,313	$10,020,773	$9,622,060	$9,438,589
Allowance for credit losses at beginning of period	$86,440	$84,041	$85,326	$81,384	$80,762
Provision for credit losses	4,300	16,350	14,325	24,000	7,560
Charge-offs:
Commercial and industrial	(3,073)	(11,296)	(14,836)	(14,371)	(7,696)
Real estate and agriculture	(723)	(2,291)	(446)	(7,796)	(1,150)
Consumer and other	(4,061)	(4,186)	(3,652)	(5,346)	(3,304)
Recoveries:
Commercial and industrial	2,189	2,261	1,763	2,812	3,322
Real estate and agriculture	1,430	410	506	3,516	600
Consumer and other	967	1,151	1,055	1,127	1,290
Net charge-offs(1)	(3,271)	(13,951)	(15,610)	(20,058)	(6,938)
Allowance for credit losses at end of period	$87,469	$86,440	$84,041	$85,326	$81,384
Ratio of allowance to end of period loans	0.46%	0.83%	0.84%	0.89%	0.86%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program loans	0.51%	0.83%	0.84%	0.89%	0.86%
Ratio of net charge-offs to average loans	0.03%	0.14%	0.16%	0.21%	0.08%
Ratio of allowance to end of period nonperforming loans	157.1%	504.0%	319.9%	261.8%	201.8%

(1)	There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

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

•

for the Warehouse Purchase Program, the capitalization and liquidity of the mortgage banking client, the operating experience, the Client’s satisfactory underwriting of purchased loans and the consistent timeliness by Client of loan resale to investors;

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

A change in the allowance for credit losses can be attributable to several factors, most notably (1) specific reserves identified for impaired loans, (2) historical credit loss information, (3) changes in environmental factors and (4) growth in the balance of originated loans and the re-categorization of fair-valued acquired loans to re-underwritten acquired loans, which subjects such loans to the allowance methodology.

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

In determining the allowance for credit losses, management also considers the type of loan (originated or re-underwritten acquired) and the credit quality of the loan. The Company distinguishes between originated loans and re-underwritten acquired loans, which are accounted for under the contractual yield method, and fair-valued acquired loans consisting of Non-PCI loans and PCI loans, which are accounted for as purchased loans.

Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of inherent credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for credit losses is recorded for these loans at acquisition. When a fair-valued acquired loan is renewed at its maturity date, the loan is re-categorized as a re-underwritten acquired loan. When a fair-valued acquired loan is modified after acquisition, the loan is independently evaluated subsequent to the modification decision to determine whether the modification was substantial, and therefore requires that the loan be re-categorized as a re-underwritten acquired loan. This determination is based on a discounted cash-flow analysis. Generally, when a change in discounted cash-flow of greater than 10% is identified, the fair-valued acquired loan becomes categorized as a re-underwritten acquired loan. If and when a fair-valued acquired loan becomes a re-underwritten acquired loan, the re-underwritten acquired loan is evaluated at the time of renewal or modification in accordance with the Company’s allowance for credit losses methodology described above.

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

As described in the section captioned “Critical Accounting Policies” above, the Company’s determination of the allowance for credit losses involves a high degree of judgment and complexity. The Company’s analysis of qualitative, or environmental, factors on pools of loans with common risk characteristics, in combination with the quantitative historical loss information and specific reserves, provides the Company with an estimate of inherent losses. The allowance must reflect changes in the balance of loans subject to the allowance methodology, as well as the estimated imminent losses associated with those loans. In the Company’s case, the $1.0 million increase in the allowance for credit losses for the year ended December 31, 2019 was primarily attributable to an increase in total loans, partially offset by a decrease in specific reserves.

The following table shows the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$40,445	18.5%	$40,223	14.3%	$38,810	14.8%	$35,836	16.0%	$33,409	17.9%
Real estate	42,263	75.2%	40,937	75.9%	39,933	75.5%	43,811	74.2%	42,769	72.5%
Agriculture and agriculture real estate	2,971	4.0%	3,693	7.0%	3,772	6.9%	4,073	7.0%	3,845	6.9%
Consumer and other	1,790	2.3%	1,587	2.8%	1,526	2.8%	1,606	2.8%	1,361	2.7%
Total allowance for credit losses	$87,469	100.0%	$86,440	100.0%	$84,041	100.0%	$85,326	100.0%	$81,384	100.0%

(1) Loans outstanding as a percentage of total loans, excluding Warehouse Purchase Program loans.

The Company further disaggregates its allowance for credit losses to distinguish between the portion of the allowance attributed to originated loans and the portion attributed to acquired loans.

The following tables present, as of and for the periods indicated, information regarding the allowance for credit losses differentiated between originated loans and acquired loans, which includes re-underwritten acquired loans, Non-PCI loans and PCI loans. Reported net charge-offs may include those from Non-PCI loans and PCI loans, but only if the total charge-off required is greater than the remaining discount.

	As of and for the Year Ended December 31, 2019
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$9,707,594	$2,264,499	$11,972,093
Gross loans outstanding at end of period	$11,662,157	$7,183,189	$18,845,346
Allowance for credit losses at beginning of period	$78,956	$7,484	$86,440
Provision for credit losses	1,678	2,622	4,300
Charge-offs:
Commercial and industrial	(2,619)	(454)	(3,073)
Real estate and agriculture	(679)	(44)	(723)
Consumer and other	(3,891)	(170)	(4,061)
Recoveries:
Commercial and industrial	1,267	922	2,189
Real estate and agriculture	1,412	18	1,430
Consumer and other	889	78	967
Net charge-offs(1)	(3,621)	350	(3,271)
Allowance for credit losses at end of period	$77,013	$10,456	$87,469
Ratio of allowance to end of period loans	0.66%	0.15%	0.46%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	0.76%	0.15%	0.51%
Ratio of net charge-offs to average loans	0.04%	0.02%	0.03%
Ratio of allowance to end of period nonperforming loans	174.8%	89.9%	157.1%

(1)	There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

	As of and for the Year Ended December 31, 2018
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$8,857,557	$1,284,068	$10,141,625
Gross loans outstanding at end of period	$9,237,258	$1,133,055	$10,370,313
Allowance for credit losses at beginning of period	$73,407	$10,634	$84,041
Provision for credit losses	17,942	(1,592)	16,350
Charge-offs:
Commercial and industrial	(9,912)	(1,384)	(11,296)
Real estate and agriculture	(1,852)	(439)	(2,291)
Consumer and other	(4,122)	(64)	(4,186)
Recoveries:
Commercial and industrial	1,967	294	2,261
Real estate and agriculture	384	26	410
Consumer and other	1,142	9	1,151
Net charge-offs	(12,393)	(1,558)	(13,951)
Allowance for credit losses at end of period	$78,956	$7,484	$86,440
Ratio of allowance to end of period loans	0.85%	0.66%	0.83%
Ratio of net charge-offs to average loans	0.14%	0.12%	0.14%
Ratio of allowance to end of period nonperforming loans	609.2%	178.6%	504.0%

The Company had gross charge-offs on originated loans of $7.2 million during the year ended December 31, 2019 compared with $15.9 million during the year ended December 31, 2018. Partially offsetting these charge-offs were recoveries on originated loans of $3.6 million for the year ended December 31, 2019 compared with $3.5 million for the year ended December 31, 2018. Total charge-offs for the year ended December 31, 2019 were $7.9 million, partially offset by total recoveries of $4.6 million. Total charge-offs for the year ended December 31, 2018 were $17.8 million, partially offset by total recoveries of $3.8 million.

The following tables show the allocation of the allowance for credit losses among various categories of loans disaggregated between originated loans, re-underwritten acquired loans, Non-PCI loans and PCI loans at the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category, regardless of whether allocated to an originated loan or an acquired loan.

	December 31, 2019
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$32,723	$7,722	$—	$—	$40,445	18.5%
Real estate	40,241	2,022	—	—	42,263	75.2%
Agriculture and agriculture real estate	2,292	679	—	—	2,971	4.0%
Consumer and other	1,757	33	—	—	1,790	2.3%
Total allowance for credit losses	$77,013	$10,456	$—	$—	$87,469	100.0%

(1)	Loans outstanding as a percentage of total loans, excluding Warehouse Purchase Program loans.

	December 31, 2018
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$35,088	$5,135	$—	$—	$40,223	14.3%
Real estate	39,475	1,453	9	—	40,937	75.9%
Agriculture and agriculture real estate	2,828	865	—	—	3,693	7.0%
Consumer and other	1,565	22	—	—	1,587	2.8%
Total allowance for credit losses	$78,956	$7,475	$9	$—	$86,440	100.0%

At December 31, 2019, the allowance for credit losses totaled $87.5 million or 0.46% of total loans. At December 31, 2018, the allowance for credit losses totaled $86.4 million or 0.83% of total loans, and at December 31, 2017, the allowance totaled $84.0 million or 0.84% of total loans.

At December 31, 2019, $77.0 million of the allowance was attributable to originated loans compared with $79.0 million of the allowance at December 31, 2018, a decrease of $1.9 million or 2.5%. The decrease in the allowance attributable to originated loans was primarily due to the increase in the allowance attributable to re-underwritten acquired loans.

At December 31, 2019, $10.5 million of the allowance was attributable to re-underwritten acquired loans compared with $7.5 million of the allowance at December 31, 2018, an increase of $3.0 million or 39.9%. This change was primarily due to the Merger.

At December 31, 2019, none of the allowance was attributable to Non-PCI loans compared with $9 thousand of the allowance at December 31, 2018, a decrease of $9 thousand or 100.0%. This change was primarily attributable to a decrease in specific reserves identified for loans with deteriorated credit quality.

At December 31, 2019 and 2018, there was no allowance for credit losses attributable to PCI loans.

At December 31, 2019, the Company had $277.5 million of total outstanding discounts on Non-PCI and PCI loans, of which $145.8 million was accretable. At December 31, 2018, the Company had $17.7 million of total outstanding discounts on Non-PCI and PCI loans, of which $16.4 million was accretable.

The Company believes that the allowance for credit losses at December 31, 2019 is adequate to cover estimated losses in the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods that could be substantial in relation to the size of the allowance at December 31, 2019.

Securities

The Company uses its securities portfolio to manage interest rate risk and as a source of income and liquidity for cash requirements. At December 31, 2019, the carrying amount of investment securities totaled $8.57 billion, a decrease of $838.9 million or 8.9% compared with $9.41 billion at December 31, 2018. At December 31, 2019, securities represented 26.6% of total assets compared with 41.5% of total assets at December 31, 2018.

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

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$470	$471	$1,159	$1,166	$1,817	$1,820
Collateralized mortgage obligations	235,222	235,773	12,724	12,756	99,996	100,061
Mortgage-backed securities	51,209	51,419	69,880	70,233	103,612	103,489
Other securities	—	—	—	—	12,588	12,500
Total	$286,901	$287,663	$83,763	$84,155	$218,013	$217,870
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$13,933	$13,991	$25,778	$25,678	$32,235	$32,380
States and political subdivisions	238,347	245,790	253,198	255,861	328,666	332,122
Collateralized mortgage obligations	203,470	204,212	509	508	653	650
Mortgage-backed securities	7,826,643	7,839,858	9,045,326	8,799,189	9,092,692	8,958,330
Total	$8,282,393	$8,303,851	$9,324,811	$9,081,236	$9,454,246	$9,323,482

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2019, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not have to sell any of its investment securities before a recovery of cost. As of December 31, 2019, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the

Company’s consolidated statement of income. The Company recorded no other-than-temporary impairment charges in 2019, 2018 or 2017.

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2019. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The weighted average life of the Company’s securities portfolio is 3.42 years, with a modified duration of 3.16 at December 31, 2019. Available for sale securities are shown at fair value and held to maturity securities are shown at amortized cost. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis.

	December 31, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$13,933	2.44%	$—	—	$—	—	$—	—	$13,933	2.44%
States and political subdivisions	28,369	3.32%	129,910	3.67%	74,802	3.26%	5,737	3.78%	238,818	3.50%
Collateralized mortgage obligations	260	4.50%	237	0.98%	65,680	2.24%	373,068	2.28%	439,245	2.28%
Mortgage-backed securities	14,421	4.25%	274,343	2.38%	2,875,739	2.17%	4,713,558	2.39%	7,878,061	2.31%
Total	$56,983	2.89%	$404,490	2.80%	$3,016,221	2.20%	$5,092,363	2.38%	$8,570,057	2.34%

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

At December 31, 2019 and 2018, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average tax equivalent yield of the securities portfolio was 2.34% as of December 31, 2019 compared with 2.40% and 2.24% as of December 31, 2018 and 2017, respectively. This decrease was primarily due to the investment in lower yielding securities. Additionally, the average tax equivalent yield was negatively impacted by a lower tax rate in 2018. The average tax equivalent yield on the securities portfolio was based on a 21% tax rate in 2019 and 2018 and a 35% tax rate in 2017.

The average yield excluding the tax equivalent adjustment was 2.34% for the year ended December 31, 2019 compared with 2.30% for the year ended December 31, 2018 and 2.15% for the year ended December 31, 2017. The change in the average securities portfolio over the comparable periods was primarily due to maturities of securities during the year ended December 31, 2019.

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as prepayments result in an acceleration of discount accretion. At December 31, 2019, 59.8% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 3.81 years.

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

Total deposits at December 31, 2019 were $24.20 billion, an increase of $6.94 billion or 40.2% compared with $17.26 billion at December 31, 2018. Total deposits at December 31, 2018 were $17.26 million, a decrease of $564.9 million or 3.2% compared with $17.82 billion at December 31, 2017. Noninterest-bearing deposits at December 31, 2019 were $7.76 billion compared with $5.67 billion at December 31, 2018, an increase of $2.10 billion or 37.0%. Noninterest-bearing deposits at December 31, 2018 were $5.67 billion compared with $5.62 billion at December 31, 2017, an increase of $42.8 million or 0.8%. Interest-bearing deposits at December 31, 2019 were $16.44 billion, an increase of $4.85 billion or 41.8% compared with $11.59 billion at December 31, 2018. Interest-bearing deposits at December 31, 2018 were $11.59 billion, a decrease of $607.7 million or 5.0% compared with $12.20 billion at December 31, 2017. The increases in 2019 were primarily related to the Merger.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2019, 2018 and 2017 are presented below:

	Years Ended December 31,
	2019		2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing checking	$3,917,413	0.61%	$3,937,479	0.51%	$3,816,996	0.31%
Regular savings	2,269,507	0.44	2,298,270	0.38	2,224,936	0.29
Money market savings	3,672,422	1.10	3,118,744	0.72	3,336,917	0.36
Time deposits	2,314,174	1.59	2,101,287	0.97	2,289,296	0.69
Total interest-bearing deposits	12,173,516	0.92	11,455,780	0.62	11,668,145	0.40
Noninterest-bearing deposits	6,006,914	—	5,650,720	—	5,347,227	—
Total deposits	$18,180,430	0.61%	$17,106,500	0.42%	$17,015,372	0.27%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2019, 2018 and 2017 was 33.0%, 33.0% and 31.4%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity at December 31, 2019 (dollars in thousands):

Three months or less	$519,585	21.2%
Over three through six months	514,535	21.0
Over six through 12 months	873,375	35.6
Over 12 months	546,393	22.2
Total	$2,453,888	100.0%

 Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”), securities sold under repurchase agreements and subordinated notes.

The following table presents the Company’s borrowings at December 31, 2019 and 2018:

	FHLB Advances	FHLB Long-Term Notes Payable	Securities Sold Under Repurchase Agreements	Subordinated Notes
	(Dollars in thousands)
December 31, 2019
Amount outstanding at year-end	$1,300,000	$3,730	$377,294	$125,804
Weighted average interest rate at year-end	1.49%	5.37%	0.70%	5.50%
Maximum month-end balance during the year	$1,900,000	$3,837	$385,222	$125,804
Average balance outstanding during the year	$969,836	$1,573	$307,277	$21,991
Weighted average interest rate during the year	2.18%	1.49%	1.10%	4.89%
December 31, 2018
Amount outstanding at year-end	$1,030,000	$1,126	$284,720	$—
Weighted average interest rate at year-end	2.65%	4.77%	0.93%	—
Maximum month-end balance during the year	$1,500,000	$5,176	$339,576	$—
Average balance outstanding during the year	$1,186,191	$3,268	$300,429	$—
Weighted average interest rate during the year	2.03%	5.60%	0.66%	—

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2019, the Company had total funds of $6.72 billion available under this line. FHLB advances were $1.30 billion at December 31, 2019, with a weighted average interest rate of 1.49%. Long-term notes payable were $3.7 million at December 31, 2019, with a weighted average interest rate of 5.37%. The maturity dates on the FHLB notes payable range from the years 2019 to 2027 and have interest rates ranging from 4.54% to 5.99%.

Securities sold under repurchase agreements with Company customers—At December 31, 2019, the Company had $377.3 million in securities sold under repurchase agreements compared with $284.7 million at December 31, 2018, with weighted average rates paid of 1.10% and 0.93% for the years ended December 31, 2019 and 2018, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $5.4 million of repurchase agreements outstanding at December 31, 2019 have maturity dates ranging from 6 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Subordinated notes—On November 1, 2019, in connection with the Merger, the Company assumed the obligations related to a $75.0 million and a $50.0 million of Fixed-to-Floating Rate Subordinated Note (collectively, the “Notes”) that mature on December 1, 2025 (the “Maturity Date”). The Notes, which qualify as Tier 2 capital for regulatory purposes, have an interest rate of 5.50% per annum, payable semi-annually on each December 1 and June 1 through December 1, 2020. From and including December 1, 2020 through maturity or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 3.89%, payable on March 1, June 1, September 1, and December 1 of each year through the maturity date or earlier redemption. The Company may, at its option, beginning on December 1, 2020 and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Any partial redemption will be made pro rata among all of the holders. The Notes are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company’s subsidiaries.

Junior Subordinated Debentures On November 1, 2019, in connection with the Merger, the Company assumed $15.0 million in junior subordinated debentures, which were redeemed in December 2019. Accordingly, as of December 31, 2019, 2018 and 2017, the Company had no junior subordinated debentures outstanding.

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

The Company primarily manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. The Company does not employ material amounts of instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk. Based upon the nature of the Company’s operations, with the exception of how commodity prices may impact the Company’s borrowers’ ability to repay loans, the Company is not subject to foreign exchange or commodity price risk. The Company is not involved in trading assets for its own account.

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

The following table summarizes the simulated change in net interest income at the 12-month horizon, considering the balance sheet composition as of December 31, 2019:

Change in Interest	Percent Change in
Rates (Basis Points)	Net Interest Income
+200	7.3%
+100	4.2%
Base	0.0%
-100	(2.8)%

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

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis and manage unexpected events. During 2019 and 2018, the Company’s liquidity needs have primarily been met by growth in core deposits, security and loan maturities, amortizing investment and loan portfolios and advances from the FHLB of Dallas. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on this external funding source.

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the average assets in which those funds are invested as a percentage of the Company’s average total assets for the periods indicated. Average assets totaled $24.09 billion for 2019 compared with $22.63 billion for 2018.

	2019	2018
Source of Funds:
Deposits:
Noninterest-bearing	24.94%	24.97%
Interest-bearing	50.54	50.62
Securities sold under repurchase agreements	1.28	1.33
Other borrowings	4.03	5.25
Subordinated notes	0.09	—
Other noninterest-bearing liabilities	0.61	0.39
Shareholders’ equity	18.51	17.44
Total	100.00%	100.00%
Uses of Funds:
Loans	49.70%	44.81%
Securities	37.19	42.70
Federal funds sold and other interest-earning assets	0.54	0.36
Other noninterest-earning assets	12.57	12.13
Total	100.00%	100.00%
Average noninterest-bearing deposits to average deposits	33.04%	33.03%
Average loans to average deposits	65.85%	59.29%

The Company’s largest source of funds is deposits and its largest uses of funds are securities and loans. The Company does not expect a change in the source or use of its funds in the foreseeable future. The Company’s average deposits increased 6.3% for the year ended December 31, 2019 compared with the year ended December 31, 2018. The Company’s average loans increased 18.0% for the year ended December 31, 2019 compared with the year ended December 31, 2018. The Company predominantly invests excess deposits in government-backed securities until the funds are needed to fund loan growth. The Company’s securities portfolio has a weighted average life of 3.42 years and a modified duration of 3.16 at December 31, 2019.

As of December 31, 2019, the Company had outstanding $4.38 billion in commitments to extend credit, $127.9 million in commitments associated with outstanding standby letters of credit and $657.2 million in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2019, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2019, the Company had cash and cash equivalents of $574.1 million compared with $411.1 million at December 31, 2018.

Share Repurchases

In January 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company could repurchase up to 5%, or approximately 3.47 million shares, of its outstanding common stock over a two-year period, which expired on January 16, 2020. No repurchases were made during the fourth quarter of 2019. The Company repurchased 1.473 million shares of its common stock at an average weighted price of $64.10 per share during the year ended December 31, 2019. On January 29, 2020, the Company announced a stock repurchase program that authorized the repurchase of up to 5%, or approximately 4.74 million shares, of the Company’s outstanding common stock over a one-year period expiring on January 28, 2021,at the discretion of management. Under the stock repurchase program, the Company could repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2019 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its subordinated notes and FHLB advances and notes payable as of December 31, 2019 are summarized below. The future interest payments were calculated using the current rate in effect at December 31, 2019. Payments for subordinated notes payable include interest of $42.5 million that will be due over the future periods. Payments for FHLB notes payable include interest of $106 thousand that will be due over the future periods.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Subordinated notes	$6,875	$13,750	$13,750	$133,193	$167,568
Federal Home Loan Bank advances and notes payable	1,301,569	1,642	596	29	1,303,836
Total	$1,308,444	$15,392	$14,346	$133,222	$1,471,404

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of December 31, 2019 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$120,079	$5,058	$2,790	$—	$127,927
Unused capacity on Warehouse Purchase Program loans	657,238	—	—	—	657,238
Commitments to extend credit	1,984,382	961,339	248,203	1,186,766	4,380,690
Total	$2,761,699	$966,397	$250,993	$1,186,766	$5,165,855

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

Unused Capacity on Warehouse Purchase Program Loans. For Warehouse Purchase Program loans, the Company has established a maximum purchase facility amount, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by its mortgage banking company customers for any reason.

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

Since being fully phased in on January 1, 2019, the Basel III Capital Rules require the Company to maintain an additional capital conservation buffer, composed entirely of CET1, of 2.5%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.5% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements ( known as the “leverage ratio”) of 4.0%. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve Board’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the FDIC’s regulations, the Bank is classified “well-capitalized” for purposes of prompt corrective action.

Banking institutions that fail to meet the effective minimum ratios once the capital conservation buffer is taken into account, as detailed above, will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, four-quarter trailing net income, net of distributions and tax effects not reflected in net income).

As of December 31, 2019, the Company’s ratio of CET1 to risk-weighted assets was 12.30%, Tier 1 capital to risk-weighted assets was 12.30%, total capital to risk-weighted assets was 12.70% and Tier 1 capital to average quarterly assets was 10.42%.

It is important to note that Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans for a given period. At December 31, 2019, Warehouse Purchase Program loans totaled $1.55 billion, compared to an average balance of $251.3 million.  Because the capital ratios above are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, the end-of-period increase in these balances can significantly impact the Company’s reported capital ratios.

Total shareholders’ equity increased to $5.97 billion at December 31, 2019, compared with $4.05 billion at December 31, 2018, an increase of $1.92 billion or 47.3%. This increase was primarily the result of the $1.80 billion common stock issued in connection with the Merger and net income of $332.6 million, partially offset by dividends paid on common stock of $128.9 million and the common stock repurchases totaling $94.5 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2019 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer for 2019	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2019
The Company
CET1 capital ratio	4.50%		7.000%	N/A	12.30%
Tier 1 risk-based capital ratio	6.00%		8.500%	N/A	12.30%
Total risk-based capital ratio	8.00%		10.500%	N/A	12.70%
Leverage ratio	4.00%	(1)	4.000%	N/A	10.42%
The Bank
CET1 capital ratio	4.50%		7.000%	6.50%	12.49%
Tier 1 risk-based capital ratio	6.00%		8.500%	8.00%	12.49%
Total risk-based capital ratio	8.00%		10.500%	10.00%	12.89%
Leverage ratio	4.00%	(2)	4.000%	5.00%	10.58%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Financial Condition—Interest Rate Sensitivity and Market Risk. The Company’s principal market risk exposure is to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the report thereon, the notes thereto and supplementary data commence at page 67 of this Annual Report on Form 10-K.

The following table presents certain unaudited consolidated quarterly financial information concerning the Company’s results of operations for each of the two years indicated below. The information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2019
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$272,858	$186,178	$187,787	$186,115
Interest expense	40,828	32,188	32,949	31,204
Net interest income	232,030	153,990	154,838	154,911
Provision for credit losses	1,700	1,100	800	700
Net interest income after provision	230,330	152,890	154,038	154,211
Noninterest income	35,506	30,673	29,958	28,144
Noninterest expense	156,451	80,699	80,821	78,571
Income before income taxes	109,385	102,864	103,175	103,784
Provision for income taxes	23,251	21,106	20,917	21,382
Net income	$86,134	$81,758	$82,258	$82,402
Earnings per share(1):
Basic	$1.01	$1.19	$1.18	$1.18
Diluted	$1.01	$1.19	$1.18	$1.18

	Quarter Ended 2018
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$187,194	$184,676	$184,321	$171,018
Interest expense	29,946	27,357	22,518	17,795
Net interest income	157,248	157,319	161,803	153,223
Provision for credit losses	1,000	2,350	4,000	9,000
Net interest income after provision	156,248	154,969	157,803	144,223
Noninterest income	29,079	30,624	28,371	27,938
Noninterest expense	80,804	81,760	83,602	80,054
Income before income taxes	104,523	103,833	102,572	92,107
Provision for income taxes	21,192	21,310	20,975	17,746
Net income	$83,331	$82,523	$81,597	$74,361
Earnings per share(1):
Basic	$1.19	$1.18	$1.17	$1.07
Diluted	$1.19	$1.18	$1.17	$1.07

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

On November 1, 2019, the Company completed the merger with LegacyTexas Financial Group, Inc. (“LegacyTexas”). The Company is in the process of evaluating the existing controls and procedures of LegacyTexas and integrating LegacyTexas into the internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, the Company has excluded LegacyTexas from the assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of LegacyTexas that are included in internal control over financial reporting

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

On November 1, 2019, the Company completed the merger with LegacyTexas Financial Group, Inc. (“LegacyTexas”). The Company is in the process of evaluating the existing controls and procedures of LegacyTexas and integrating LegacyTexas into the internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, the Company has excluded LegacyTexas from the assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. The LegacyTexas merger represented 27.2% of the Company’s total assets as of December 31, 2019, and 9.3% of the Company’s revenues and 16.4% of the Company’s net income for the year ended December 31, 2019. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of LegacyTexas that are included in internal control over financial reporting.

Deloitte & Touche LLP the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prosperity Bancshares, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at LegacyTexas Financial Group, Inc. “(LegacyTexas”), which was acquired on November 1, 2019, and whose financial statements constitute 27.2% of the Company’s total assets as of December 31, 2019, and 9.3% of the Company’s revenues and 16.4% of the Company’s net income for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at LegacyTexas.

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

February 28, 2020

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2020 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2020 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2020 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2020 Proxy Statement.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 67 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

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

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below.

Exhibit Number (1)		Description

2.1	—

Agreement and Plan of Reorganization, dated as of June 16, 2019, by and between Prosperity Bancshares, Inc. and LegacyTexas Financial Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 17, 2019)§

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

3.3	—	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 20, 2019)

4.1	—

Form of certificate representing shares of Prosperity Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

4.2*	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1†	—	Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2012)

10.2†	—

Second Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2009)

10.3†	—

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

Exhibit Number (1)		Description

10.5†	—

Amended and Restated Employment Agreement dated October 20, 2014 by and between W.R. Collier and Prosperity Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.6†	—

Management Security Plan Agreement of American State Bank, amended and restated effective as of January 1, 2005, as assumed by Prosperity Bank (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.7†	—

Employment Agreement, dated July 30, 2004, by and between Prosperity Bank and Edward Z. Safady (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015)

10.8†	—

Amendment to Employment Agreement, dated December 24, 2008, by and between Prosperity Bank and Edward Safady (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015)

10.9†	—

Non-Disclosure and Non-Solicitation Agreement, effective May 15, 2015, by and between Prosperity Bank and Edward Safady (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015)

10.10†	—	Amended and Restated Prosperity Bancshares, Inc. 401(k) Profit Sharing Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2016)

10.11†	—

Executive Employment Agreement, dated as of June 16, 2019, by and among Prosperity Bank, LegacyTexas Bank and Kevin J. Hanigan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on June 20, 2019)

10.12†	—

Executive Employment Agreement, dated as of June 16, 2019, by and among Prosperity Bank, LegacyTexas Bank and J. Mays Davenport (incorporated herein by reference to Exhibit 10.2 the Company’s Current Report on Form 8‑K filed on June 20, 2019)

10.13†	—	Form of Director Support Agreement dated as of June 16, 2019 (incorporated herein by reference to Exhibit 10.3 the Company’s Current Report on Form 8‑K filed on June 20, 2019)

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (formatted as Inline XBRL and contained in Exhibits 101)

§

Schedules attached to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Prosperity will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission.

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

Date: February 28, 2020

PROSPERITY BANCSHARES, INC.® (Registrant)

BY:	/S/ DAVID ZALMAN
David Zalman Senior Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN	Senior Chairman of the Board and Chief Executive Officer (principal executive officer); Director	February 28, 2020
David Zalman

/s/ ASYLBEK OSMONOV	Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2020
Asylbek Osmonov

/s/ JAMES A. BOULIGNY	Director	February 28, 2020
James A. Bouligny

/s/ W. R. COLLIER	Director	February 28, 2020
W. R. Collier

/s/ George A. Fisk	Director	February 28, 2020
George A. Fisk

/s/ Kevin J. Hanigan	President and Chief Operating Officer; Director	February 28, 2020
Kevin J. Hanigan

/s/ LEAH HENDERSON	Director	February 28, 2020
Leah Henderson

/s/ NED S. HOLMES	Director	February 28, 2020
Ned S. Holmes

/s/ Bruce W. Hunt	Director	February 28, 2020
Bruce W. Hunt

/s/ JACK LORD	Director	February 28, 2020
Jack Lord

/s/ WILLIAM T. LUEDKE IV	Director	February 28, 2020
William T. Luedke IV

/s/ PERRY MUELLER, JR., D.D.S.	Director	February 28, 2020
Perry Mueller, Jr., D.D.S.

/s/ HARRISON STAFFORD II	Director	February 28, 2020
Harrison Stafford II

/s/ ROBERT STEELHAMMER	Director	February 28, 2020
Robert Steelhammer

/s/ H.E. TIMANUS, JR.	Chairman; Director	February 28, 2020
H.E. Timanus, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prosperity Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses - Refer to Note 6 to the Financial Statements

Critical Audit Matter Description

The Company’s allowance for credit losses (“ACL”) consists of two components: (1) a specific valuation allowance based on probable losses on specifically identified loans and (2) a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company. In determining the amount of the general valuation allowance, management considers factors such as historical loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions and other qualitative risk factors both internal and external to the Company. Based on these factors the Company determines an estimated percentage to apply to the outstanding balance of each loan type. At December 31, 2019, the allowance for credit losses recorded on the balance sheet was $87.5 million, and the provision for credit losses recorded on the statement of income was $4.3 million.

We identified the general valuation allowance for loan losses as a critical audit matter because of the significant amount of judgment required by management when determining the percentage to apply to each loan type based on the economic and qualitative inputs. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allowance for credit losses – general valuation allowance included the following, among others:

•

We tested the effectiveness of controls over the (i) written policy in place for the calculation of the general valuation allowance, (ii) data input to the general valuation allowance calculation and (iii) management’s review of the adequacy of the general valuation allowance calculation, including the assumptions used in the calculation.

•	With the assistance of a credit specialist, we evaluated:
•	the reasonableness of the classification of the loan types.
•	the methodology surrounding the reasonableness of economic factors and assumptions used in the general valuation allowance calculation.
•	the reasonableness of the logic, statistical validity, and computations of the ACL calculation.
•	We evaluated the appropriateness and relevance of the qualitative factors and related quantitative measures by comparing to external sources.
•	We tested the accuracy and evaluated the relevance of the historical loss data.
•	We tested the accuracy of the historical net charge offs.
•	We tested the arithmetic accuracy of the general valuation allowance calculation.

LegacyTexas Bank Acquisition - Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company completed the acquisition of LegacyTexas Financial Group, Inc. (“LegacyTexas”) on November 1, 2019. The Company accounted for the acquisition of LegacyTexas under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including loans receivable of $8.5 billion. Management estimated the fair value of loans using a discounted cash flow method, which required management to make significant estimates and assumptions related to forecasted default rates, loan losses, and recoveries, as well as, determine discount rates to present value the cash flows. Changes in the assumptions could impact the amount allocated to loans and ultimately the amount recorded as goodwill.

Given the fair value determination of loans receivable requires management to make significant estimates and assumptions regarding projected default rates and discount rates, performing audit procedures to evaluate the reasonableness of those estimates and assumptions required a high degree of auditor judgment, and an increased extent of effort, including involving fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of loans receivable acquired from LegacyTexas included the following, among others:

•

We tested the effectiveness of controls over the valuation of acquired loans receivable, including management’s controls over forecasts of default rates, loan losses and recoveries used in developing estimated future cash flows, and discount rates used to present value cash flows.

•	We assessed the reasonableness of management’s forecasts by comparing the projection to historical results of LegacyTexas’ loans losses, as well as, to certain peer companies of LegacyTexas.
•	With the assistance of fair value specialists, we evaluated:
•	the reasonableness of the valuation methodology, and
•	the reasonableness of the discount rate used to present value the expected cash flows by:
–	Testing the source information underlying the determination of the discount rate and testing mathematical accuracy of the calculation for a selected sample of the loans.
–	Developing a range of independent estimates and comparing those to the discount rate selected by management to evaluate the inputs used in the calculation.
•	We evaluated whether the estimated cash flows were consistent with evidence obtained in other areas of the audit.
•	We tested the accuracy and evaluated the relevance of the loan data on the date of the acquisition.

/s/ Deloitte and Touche LLP

Houston, Texas

February 28, 2020

We have served as the Company’s auditor since 1993.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS
Cash and due from banks	$573,589	$410,575
Federal funds sold	519	552
Total cash and cash equivalents	574,108	411,127
Available for sale securities, at fair value	287,663	84,155
Held to maturity securities, at cost (fair value of $8,303,851 and $9,081,236 respectively)	8,282,393	9,324,811
Total securities	8,570,056	9,408,966
Loans held for sale	80,959	29,367
Loans held for investment	17,211,625	10,340,946
Loans held for investment - Warehouse Purchase Program	1,552,762	—
Total loans	18,845,346	10,370,313
Less: allowance for credit losses	(87,469)	(86,440)
Loans, net	18,757,877	10,283,873
Accrued interest receivable	80,797	56,532
Goodwill	3,223,671	1,900,845
Core deposit intangibles, net	86,404	32,883
Bank premises and equipment, net	326,832	257,046
Other real estate owned	6,936	1,805
Bank owned life insurance (BOLI)	321,793	260,335
Federal Home Loan Bank of Dallas stock	83,945	55,959
Other assets	153,289	24,031
TOTAL ASSETS	$32,185,708	$22,693,402
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$7,763,894	$5,666,115
Interest-bearing	16,435,838	11,590,443
Total deposits	24,199,732	17,256,558
Fed funds purchased and other borrowings	1,303,730	1,031,126
Securities sold under repurchase agreements	377,294	284,720
Subordinated notes	125,804	—
Accrued interest payable	8,585	4,201
Other liabilities	199,728	63,973
Total liabilities	26,214,873	18,640,578
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 94,746,019 shares issued and outstanding at December 31, 2019; 69,846,825 shares issued and outstanding at December 31, 2018	94,746	69,847
Capital surplus	3,734,519	2,045,351
Retained earnings	2,140,968	1,937,316
Accumulated other comprehensive income —net unrealized gain on available for sale securities, net of tax expense of $160 and $82, respectively	602	310
Total shareholders’ equity	5,970,835	4,052,824
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,185,708	$22,693,402

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$621,443	$503,963	$468,338
Securities	209,812	221,909	208,189
Federal funds sold and other earning assets	1,683	1,337	828
Total interest income	832,938	727,209	677,355
INTEREST EXPENSE:
Deposits	111,388	71,384	46,312
Other borrowings	21,323	24,241	12,908
Securities sold under repurchase agreements	3,383	1,991	1,272
Subordinated notes and trust preferred	1,075	—	—
Total interest expense	137,169	97,616	60,492
NET INTEREST INCOME	695,769	629,593	616,863
PROVISION FOR CREDIT LOSSES	4,300	16,350	14,325
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	691,469	613,243	602,538
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	34,614	33,163	32,354
Credit card, debit card and ATM card income	26,867	25,046	24,425
Service charges on deposit accounts	20,604	20,652	21,327
Trust income	10,227	10,178	9,200
Mortgage income	5,006	3,355	4,053
Brokerage income	2,361	2,617	1,950
Net loss on sale or write-off of assets	(1,813)	(755)	(1,921)
Net (loss) gain on sale of securities	—	(13)	3,270
Other	26,415	21,769	21,975
Total noninterest income	124,281	116,012	116,633
NONINTEREST EXPENSE:
Salaries and employee benefits	226,348	207,517	192,409
Net occupancy and equipment	23,985	22,760	22,402
Credit and debit card, data processing and software amortization	23,624	17,790	17,230
Regulatory assessments and FDIC insurance	8,608	13,261	14,311
Core deposit intangibles amortization	6,537	5,959	6,942
Depreciation	13,713	12,365	12,215
Communications	9,679	10,032	10,592
Other real estate (income) expense	(67)	722	3,271
Merger related expenses	46,402	—	—
Other	37,713	35,814	33,729
Total noninterest expense	396,542	326,220	313,101
INCOME BEFORE INCOME TAXES	419,208	403,035	406,070
PROVISION FOR INCOME TAXES	86,656	81,223	133,905
NET INCOME	$332,552	$321,812	$272,165
EARNINGS PER SHARE:
Basic	$4.52	$4.61	$3.92
Diluted	$4.52	$4.61	$3.92

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net income	$332,552	$321,812	$272,165
Other comprehensive income (loss), before tax:
Securities available for sale:
Change in unrealized gain or loss during the period	370	535	(2,314)
Total other comprehensive income (loss)	370	535	(2,314)
Deferred tax related to other comprehensive income or loss	(78)	(112)	790
Other comprehensive income (loss), net of tax	292	423	(1,524)
Comprehensive income	$332,844	$322,235	$270,641

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2016	69,491,012	$69,491	$2,028,129	$1,543,280	$1,411	$3,642,311
Net income				272,165		272,165
Other comprehensive loss					(1,524)	(1,524)
Common stock issued in connection with the exercise of stock options and restricted stock awards, net	(102)	—	148			148
Stock based compensation expense			6,942			6,942
Cash dividends declared, $1.38 per share				(95,888)		(95,888)
BALANCE AT DECEMBER 31, 2017	69,490,910	69,491	2,035,219	1,719,557	(113)	3,824,154
Net income				321,812		321,812
Other comprehensive income					423	423
Common stock issued in connection with the exercise of restricted stock awards, net	355,915	356	(356)			—
Stock based compensation expense			10,488			10,488
Cash dividends declared, $1.49 per share				(104,053)		(104,053)
BALANCE AT DECEMBER 31, 2018	69,846,825	69,847	2,045,351	1,937,316	310	4,052,824
Net income				332,552		332,552
Other comprehensive income					292	292
Common stock issued in connection with the exercise of restricted stock awards, net	144,277	144	(144)			—
Common stock issued in connection with the acquisition of LegacyTexas Financial Group, Inc.	26,228,148	26,228	1,771,716			1,797,944
Common stock repurchase	(1,473,231)	(1,473)	(93,011)			(94,484)
Stock based compensation expense			10,607			10,607
Cash dividends declared, $1.69 per share				(128,900)		(128,900)
BALANCE AT DECEMBER 31, 2019	94,746,019	$94,746	$3,734,519	$2,140,968	$602	$5,970,835

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$332,552	$321,812	$272,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	20,250	18,324	19,157
Provision for credit losses	4,300	16,350	14,325
Deferred income tax (benefit) expense	(26,417)	6,877	10,534
Net amortization of premium on investments	30,779	31,614	38,922
(Gain) loss on sale or write down of premises, equipment and other real estate	(67)	976	4,678
Loss (gain) on sale of investment securities	—	13	(3,270)
Net amortization of premium on deposits	(1,709)	(106)	(217)
Net accretion of discount on loans	(28,045)	(13,909)	(21,906)
Proceeds from sale of loans held for sale	221,488	179,939	190,816
Originations of loans held for sale	(213,467)	(179,370)	(197,538)
Stock based compensation expense	10,606	10,488	6,942
Decrease (increase) in accrued interest receivable and other assets	84,146	(14,811)	24,598
(Decrease) increase in accrued interest payable and other liabilities	(31,402)	(58,051)	31,519
Net cash provided by operating activities	403,014	320,146	390,725
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, sales and principal paydowns of held to maturity securities	1,816,596	1,728,087	1,763,089
Purchase of held to maturity securities	(331,991)	(1,629,244)	(1,747,126)
Proceeds from maturities, sales and principal paydowns of available for sale securities	9,031,370	8,132,901	7,253,433
Purchase of available for sale securities	(9,234,544)	(7,999,686)	(7,253,392)
Originations of WPP loans	(4,194,875)	—	—
Proceeds from pay-offs of WPP	4,335,162	—	—
Net (increase) decrease in loans held for investment	(78,326)	(351,952)	(387,499)
Purchase of bank premises and equipment	(18,588)	(15,115)	(11,229)
Proceeds from sale of bank premises, equipment and other real estate	5,316	13,049	10,130
Proceeds from insurance claims	6,915	3,008	—
Net cash used in the purchase of LegacyTexas Financial Group, Inc.	(77,047)	—	—
Net cash provided by (used in) investing activities	1,259,988	(118,952)	(372,594)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	361,866	42,793	432,349
Net increase (decrease) in interest-bearing deposits	148,284	(607,589)	82,026
Net (repayments) proceeds from other short-term borrowings	(1,805,000)	530,000	(485,000)
Repayments of other long-term borrowings	(1,078)	(4,097)	(558)
Net increase (decrease) in securities sold under repurchase agreements	34,904	(39,434)	3,724
Redemption of junior subordinated debentures	(15,613)	—	—
Proceeds from stock option exercises	—	—	148
Repurchase of common stock	(94,484)	—	—
Payments of cash dividends	(128,900)	(104,053)	(95,888)
Net cash used in financing activities	(1,500,021)	(182,380)	(63,199)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	162,981	18,814	(45,068)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	411,127	392,313	437,381
CASH AND CASH EQUIVALENTS, END OF PERIOD	$574,108	$411,127	$392,313
NONCASH ACTIVITIES:
Stock issued in connection with the LegacyTexas Financial Group, Inc. merger	$1,797,944	$—	$—
Acquisition of real estate through foreclosure of collateral	4,203	1,606	1,644
SUPPLEMENTAL INFORMATION:
Income taxes paid	$82,150	$134,360	$64,152
Interest paid	139,356	96,360	59,866

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

On November 1, 2019, LegacyTexas Financial Group, Inc. (“LegacyTexas”), merged with Prosperity Bancshares and LegacyTexas Bank merged with Prosperity Bank (collectively, the “Merger”). LegacyTexas was headquartered in Plano, Texas and operated 42 locations in 19 North Texas cities in and around the Dallas-Fort Worth area.

As of December 31, 2019, the Bank operated 285 full-service banking locations: 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 33 in the Dallas/Fort Worth, Texas area; 22 in the East Texas area; 29 in the Central Texas area, including Austin and San Antonio; 34 in the West Texas area, including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; 8 in the Tulsa, Oklahoma area; and 42 in the Dallas/Fort Worth area doing business as LegacyTexas Bank.

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

Business Combinations—Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. A business combination occurs when the Company acquires net assets that constitute a business and obtains control over that business. Business combinations are effected through the transfer of consideration consisting of cash and/or common stock and are accounted for using the acquisition method. Accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values at the acquisition date. Determining the fair value of assets and liabilities, especially the loan portfolio, is a process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values becomes available. The results of operations of an acquired entity are included in the Company’s consolidated results from acquisition date, and prior periods are not restated. The fair value of acquired loans incorporates assumptions regarding future credit losses and therefore no allowance for loan losses related to the acquired loans is recorded on the acquisition date.

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

Loans Held for Investment—Loans originated and held for investment are stated at the principal amount outstanding, net of unearned fees. The related interest income for multi-payment loans is recognized principally by the simple interest method; for single payment loans, such income is recognized using the straight-line method.

The Company has two general categories of loans in its portfolio. Loans originated by the Bank and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made are referred to as “originated loans” and loans acquired in a business combination are referred to as “acquired loans.” Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default and recovery rates, with no carryover of any existing allowance for credit losses. Those acquired loans that are renewed or substantially modified after the date of the business combination, thereby subjecting them to the Company’s allowance for credit losses methodology, are referred to as “re-underwritten acquired loans.” Modifications are reviewed for determination of troubled debt restructuring status independently of this process. In certain instances, acquired loans to one borrower may be combined or otherwise re-originated such that they are re-categorized as originated loans. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into “Non-PCI loans” and “PCI loans” (purchased credit impaired loans). Acquired loans with evidence of credit quality deterioration at acquisition are reviewed to determine if it is probable that the Company will not be able to collect all contractual amounts due, including both principal and interest. When both conditions exist, such loans are accounted for as PCI loans.

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

Warehouse Purchase Program Loans— The Company acquired the Warehouse Purchase Program as part of the merger with LegacyTexas. All Warehouse Purchase Program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. These safeguards include the requirement that the mortgage company customers have a takeout commitment or similar arrangement for each loan. To date, neither the Company nor LegacyTexas have experienced a loss on these loans and no allowance for loan losses has been allocated to them.

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

Estimates of credit losses involve an exercise of judgment. While it is possible that in the short term the Company may sustain losses which are substantial in relation to the allowance for credit losses, it is the judgment of management that the allowance for credit losses reflected in the consolidated balance sheets is adequate to absorb probable losses that exist in the loan portfolio as of December 31, 2019.

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

Derivative Financial Instruments—The Company has interest rate swaps and caps with certain commercial customers who wished to obtain a loan at a fixed rate. The Company enters into an interest rate swap with the customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the borrowing customer on a notional amount at a variable interest rate and receives interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the customer to effectively convert a variable-rate loan to a fixed-rate. Because the Company acts solely as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations.

The Company obtained interest rate lock commitments and forward mortgage-backed securities trades with the Merger. In the normal course of business, the Company enters into interest rate lock commitments with consumers to originate mortgage loans at a specified interest rate. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company.  The Company manages the changes in fair value associated with changes in interest rates related to interest rate lock commitments by using forward sold commitments known as forward mortgage-backed securities trades.  These instruments are typically entered into at the time the interest rate lock commitment is made.

These financial instruments are not designated as hedging instruments and are used for asset and liability management and commercial customers’ financing needs.  All derivatives are carried at fair value in either other assets or other liabilities.

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

Income Taxes— The Company files a consolidated federal income tax return and a consolidated Oklahoma state income tax return. Since 2014, the Bank has filed an Arkansas state income tax return related to loans in Arkansas.  Due to the Merger, the Company or the Bank will now be required to make tax-related filings in the following states: Colorado, Maryland, Maine, New Mexico, New York, Florida, Washington and Idaho.

Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are recorded net to other assets on the Company’s consolidated balance sheets. The Company records uncertain tax positions in accordance with ASC Topic 740 “Income Taxes” on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2019		2018		2017
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$332,552		$321,812		$272,165
Basic:
Weighted average shares outstanding	73,524	$4.52	69,821	$4.61	69,484	$3.92
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	—		—		—
Total	73,524	$4.52	69,821	$4.61	69,484	$3.92

As of December 31, 2019, all stock options have been exercised and there are no options outstanding. There were no stock options exercisable at December 31, 2019, 2018 and 2017 that would have had an anti-dilutive effect on the above computation.

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

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of current expected credit losses (“CECL”) is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Additionally, available for sale debt securities may realize value either through collection of contractual cash flows or through sale of the security at fair value. Therefore, the amendments limit the amount of the allowance for credit losses to the difference between amortized cost and fair value. ASU 2016-13 will be effective for the Company as of January 1, 2020. The Company’s implementation workgroup is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others, and meets periodically to discuss the latest developments and monitor implementation progress. During the fourth quarter of 2019, the Company continued running parallel processes, assessing disclosure requirements, and developing appropriate internal controls around the CECL process. The Company continues to evaluate the potential impact of ASU 2016-13 on the Company’s financial statements. Based on the Company’s loan portfolio at December 31, 2019 and current expectation of future economic conditions, the allowance for credit losses and the reserve for unfunded commitments is expected to be between $340 million and $360 million, with $130 million to $140 million of the increase being recorded as an equity adjustment and the remainder of the increase being recorded as an adjustment to loan fair value discounts. The expected increase is the result of a) changing from an “incurred loss” model, which estimates a loss allowance based on current known and inherent losses within the portfolio, to an “expected loss” model, which estimates a loss allowance based on losses expected to be incurred over the life of the portfolio, and b) the change in accounting treatment for loans acquired in the LegacyTexas merger. Warehouse Purchase Program loans are excluded from the “expected loss” model due to the extremely short life of mortgage warehouse loans. During the first quarter of 2020, the Company will continue to work on the integration of acquired loan data, run parallel processes, and internally test the model.

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

The Company’s leases relate primarily to office space and banking centers. The Company identified and reviewed existing leases applicable to ASU 2016-02 and elected certain optional practical expedients: 1) not to reassess whether any expired or existing contracts are or contain leases, 2) not to reassess the lease classification for any expired or existing lease, 3) not to reassess initial direct cost for any existing leases and 4) not to separately identify lease and non-lease components. Additionally, the Company elected the short-term lease exemption for lease terms less than 12 months. The Company adopted ASU 2016-02 on January 1, 2019 using a modified retrospective transition approach without adjusting comparative periods. With the adoption of the new standard, the Company recognized right-of-use assets and lease liabilities of $17.3 million as of January 1, 2019. See Note 15 “Off-Balance Sheet Arrangements, Commitments and Contingencies — Leases” for additional information.

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

2019 Acquisition

Merger with LegacyTexas Financial Group, Inc. — On November 1, 2019, LegacyTexas Financial Group, Inc. merged with Prosperity Bancshares and LegacyTexas Bank merged with Prosperity Bank. LegacyTexas was headquartered in Plano, Texas and operated 42 locations in 19 North Texas cities in and around the Dallas-Fort Worth area. As of September 30, 2019, LegacyTexas, on a consolidated basis, reported total assets of $10.5 billion, total gross loans of $9.1 billion, total deposits of $6.5 billion and shareholders’ equity of $1.2 billion.

Pursuant to the terms of the merger agreement, Prosperity issued 26,228,148 shares of Prosperity common stock with a closing price of $69.02 per share plus $318.0 million in cash, made up of $308.6 million in cash and $9.4 million in cash for taxes withheld, for all outstanding shares of LegacyTexas.

The assets and liabilities of LegacyTexas were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. As of December 31, 2019, the following table presents the amounts recorded on the consolidated balance sheet on the acquisition date (dollars in thousands).

Fair value of consideration paid:
Common stock issued (26,228,148 shares)	$1,810,267
Cash	318,018
Total consideration paid	$2,128,285

Fair value of assets acquired:
Cash and due from banks	$228,649
Securities held to maturity	472,933
Loans held for sale	60,818
Loans held for investment	6,771,080
Loans held for investment - Warehouse Purchase Program	1,693,049
Bank premises and equipment	67,347
Other real estate owned	4,876
Core deposit intangibles	60,058
Federal Home Loan Bank stock	117,939
Bank owned life insurance and other assets	242,592
Total assets acquired	9,719,341

Fair value of liabilities assumed:
Deposits	6,434,732
Other borrowings	2,078,682
Securities sold under repurchase agreements	57,670
Trust preferred securities	15,376
Subordinated notes	125,950
Other liabilities	201,472
Total liabilities assumed	8,913,882
Fair value of net assets acquired	$805,459
Goodwill resulting from acquisition	$1,322,826

As of December 31, 2019, the Company recognized goodwill of $1.32 billion which does not include all the subsequent fair value adjustments that have not yet been finalized. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. The goodwill is not deductible for tax purposes. Additionally, as of December 31, 2019, total core deposit intangibles related to LegacyTexas were $60.1 million.

Merger Related Expenses: The Company incurred $46.4 million of pre-tax merger related expenses during 2019. The merger expenses are reflected on the Company’s income statement for the applicable periods under Merger related expenses, which consist of salaries and benefits, data processing and professional and legal fees. The Company did not incur merger-related expenses during 2018 or 2017.

Pro Forma Information: Operations of LegacyTexas have been included in the consolidated financial statements since November 1, 2019. The amount of revenue (net interest income plus non-interest income) derived from LegacyTexas since the acquisition date included in the consolidated income statement for the year ended December 31, 2019 was approximately $79.7 million.

The following pro forma information presents the results of operations for the years ended December 31, 2019 and 2018, as if the Merger had occurred on January 1, 2018 (dollars in thousands, except per share amounts).

	2019	2018
Net interest income	$944,148	$954,740
Net income	426,452	467,832
Basic earnings per share	4.44	4.88
Diluted earnings per share	4.44	4.88

The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the Merger occurred on January 1, 2018, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the acquisition. These pro forma results require significant estimates and judgments particularly as it relates to valuation and accretion of income associated with acquired loans. Pro forma adjustments principally included:

•

Reversing interest income and interest expense as previously recorded by LegacyTexas and recording interest income and interest expense based on impact of estimated fair values of the acquired interest-earning assets and assumed interest-bearing liabilities;

•

Reversing core deposit intangible amortization as previously recorded by LegacyTexas and recording amortization expense as it relates to the core deposit intangible recognized from the acquisition; and

•	Reporting merger related expenses as if they were incurred in 2018.

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

PCI Loans. The recorded investment in PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2019 and 2018 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
PCI loans:
Outstanding balance	$410,785	$11,419
Discount	(167,320)	(2,831)
Recorded investment	$243,465	$8,588

Changes in the accretable yield for PCI loans for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$1,534	$8,121
Additions	38,980	—
Reclassifications from nonaccretable	1,991	1,654
Accretion	(6,851)	(8,241)
Balance at December 31	$35,654	$1,534

Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

Non-PCI Loans. The recorded investment in Non-PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2019 and 2018 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$6,102,540	$526,840
Discount	(110,130)	(14,833)
Recorded investment	$5,992,410	$512,007

Changes in the discount accretion for Non-PCI loans for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$14,833	$20,533
Additions	123,102	—
Accretion charge-offs	(6,611)	(32)
Accretion	(21,194)	(5,668)
Balance at December 31	$110,130	$14,833

At December 31, 2019, the Company had $277.5 million of total outstanding discounts on Non-PCI and PCI loans, of which $145.8  million was accretable.

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal years 2019 and 2018 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2017	$1,900,845	$38,842
Less:
Amortization	—	(5,959)
Balance as of December 31, 2018	1,900,845	32,883
Less:
Amortization	—	(6,537)
Add:
LegacyTexas Merger	1,322,826	60,058
Balance as of December 31, 2019	$3,223,671	$86,404

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of December 31, 2019, there was no impairment recorded on goodwill and core deposit intangibles.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2019 is as follows (dollars in thousands):

2020	$13,169
2021	11,551
2022	10,336
2023	9,360
Thereafter	41,988
Total	$86,404

4. CASH AND DUE FROM BANKS

The Federal Reserve Bank requires banks to maintain minimum average reserve balances. The amount of the required reserve balance for the Bank was $195.1 million and $115.3 million at December 31, 2019 and 2018, respectively.

5. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$470	$1	$—	$471
Collateralized mortgage obligations	235,222	690	(139)	235,773
Mortgage-backed securities	51,209	659	(449)	51,419
Total	$286,901	$1,350	$(588)	$287,663
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$13,933	$58	$—	$13,991
States and political subdivisions	238,347	7,632	(189)	245,790
Collateralized mortgage obligations	203,470	1,115	(373)	204,212
Mortgage-backed securities	7,826,643	48,060	(34,845)	7,839,858
Total	$8,282,393	$56,865	$(35,407)	$8,303,851

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,159	$7	$—	$1,166
Collateralized mortgage obligations	12,724	69	(37)	12,756
Mortgage-backed securities	69,880	553	(200)	70,233
Total	$83,763	$629	$(237)	$84,155
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$25,778	$—	$(100)	$25,678
States and political subdivisions	253,198	3,440	(777)	255,861
Collateralized mortgage obligations	509	1	(2)	508
Mortgage-backed securities	9,045,326	5,798	(251,935)	8,799,189
Total	$9,324,811	$9,239	$(252,814)	$9,081,236

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2019, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2019, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position were as follows:

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$50,245	$(136)	$1,818	$(3)	$52,063	$(139)
Mortgage-backed securities	34,901	(449)	10	—	34,911	(449)
Total	$85,146	$(585)	$1,828	$(3)	$86,974	$(588)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	58,329	(183)	3,241	(6)	61,570	(189)
Collateralized mortgage obligations	54,890	(373)	—	—	54,890	(373)
Mortgage-backed securities	947,314	(3,017)	3,110,765	(31,828)	4,058,079	(34,845)
Total	$1,060,533	$(3,573)	$3,114,006	$(31,834)	$4,174,539	$(35,407)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$12	$—	$2,096	$(37)	$2,108	$(37)
Mortgage-backed securities	50,950	(197)	2,091	(3)	53,041	(200)
Total	$50,962	$(197)	$4,187	$(40)	$55,149	$(237)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$20,720	$(76)	$4,957	$(24)	$25,677	$(100)
States and political subdivisions	89,407	(328)	58,262	(449)	147,669	(777)
Collateralized mortgage obligations	—	—	292	(2)	292	(2)
Mortgage-backed securities	1,003,089	(8,401)	6,873,948	(243,534)	7,877,037	(251,935)
Total	$1,113,216	$(8,805)	$6,937,459	$(244,009)	$8,050,675	$(252,814)

At December 31, 2019 and 2018 there were 138 securities and 731 securities, respectively, in an unrealized loss position for 12 months or more.

The amortized cost and fair value of investment securities at December 31, 2019, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$41,831	$41,976	$470	$471
Due after one year through five years	129,910	134,455	—	—
Due after five years through ten years	74,802	77,359	—	—
Due after ten years	5,737	5,991	—	—
Subtotal	252,280	259,781	470	471
Mortgage-backed securities and collateralized mortgage obligations	8,030,113	8,044,070	286,431	287,192
Total	$8,282,393	$8,303,851	$286,901	$287,663

The Company recorded no gain or loss on sale of securities for the year ended December 31, 2019. The Company recorded a net loss on sale of securities of $13 thousand for the year ended December 31, 2018. The Company recorded a gain on sale of securities of $3.3 million for the year ended December 31, 2017. This gain during 2017 resulted from the sale of seven mortgage-backed securities with a total book value of $77.6 million. Under ASC Topic 320 “Investments – Debt and Equity Securities,” selling a debt security after 85% of the principal outstanding has been collected is considered the equivalent to holding the security to maturity. The Company sold these securities, which had paid down over 85% of their principal, because they no longer represented an efficient investment due to the safekeeping and administrative cost required to maintain them.

At December 31, 2019 and 2018, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.98 billion and $6.04 billion and a fair value of $5.99 billion and $5.86 billion at December 31, 2019 and 2018, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

6. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is categorized by major type as follows:

	December 31,
	2019	2018
	(Dollars in thousands)
Residential mortgage loans held for sale	$80,959	$29,367

Commercial and industrial	3,205,595	1,483,571
Real estate:
Construction, land development and other land loans	2,064,167	1,622,289
1-4 family residential (including home equity)	4,306,452	2,677,542
Commercial real estate (including multi-family residential)	6,556,285	3,538,557
Farmland	495,558	545,373
Agriculture	185,297	184,128
Consumer and other	398,271	289,486
Total loans held for investment, excluding Warehouse Purchase Program	17,211,625	10,340,946
Warehouse Purchase Program	1,552,762	—
Total loans, including Warehouse Purchase Program	$18,845,346	$10,370,313

Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. Loans to borrowers with aggregate debt relationships over $1.0 million and below $5.0 million are evaluated and acted upon on a daily basis by two of the company-wide loan concurrence officers. Loans to borrowers with aggregate debt relationships above $5.0 million are evaluated and acted upon by an officers’ loan committee that meets weekly.

The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

(i) Commercial and Industrial Loans. In nearly all cases, the Company’s commercial loans are made in the Company’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Company takes as collateral a lien, as appropriate, on any short term assets, available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of a principal. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial loans is due to the type of collateral securing these loans as well as the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 25 year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower and guarantor.

(iii) 1-4 Family Residential Loans. The Company’s lending activities also include the origination of 1-4 family residential mortgage loans (including home equity loans) collateralized by owner-occupied and nonowner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan portfolio products which generally are amortized over five to 30 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 89% of appraised value. The Company requires mortgage title insurance, as well as hazard, wind and/or flood insurance as appropriate. The Company prefers to retain residential mortgage loans for its own account rather than selling them into the secondary market. By doing so, the Company incurs interest rate risk as well as the risks associated with nonpayments on such loans. The Company’s mortgage department also offers a variety of mortgage loan products which are generally amortized over 30 years, including FHA and VA loans which are sold to secondary market investors.

(iv) Construction, Land Development and Other Land Loans. The Company makes loans to finance the construction of residential and nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities, with heightened analysis of construction and/or development costs. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, the Company may not be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Although the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, these procedures may not prevent losses from the risks described above.

(v) Warehouse Purchase Program. The Company acquired the Warehouse Purchase Program as part of the merger with LegacyTexas.  The Warehouse Purchase Program allows unaffiliated mortgage originators (“Clients”) to close 1-4 family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors.  The Company's Clients are strategically targeted for their experienced management teams and analyzed for the expected profitability of each Client’s business model over the long term.  The Clients are located across the U.S. and originate mortgage loans primarily through traditional retail and/or wholesale business models using underwriting standards consistent with the United States government-sponsored enterprises, “Agencies” such as Fannie Mae, the private investors to which the mortgage loans are ultimately sold and the mortgage insurers.

Although not subject to any legally binding commitment, when the Company makes a purchase decision, it acquires a 100% participation interest in the mortgage loans originated by its Clients.  Individual mortgage loans are warehoused in the Company’s portfolio only for a short duration, averaging less than 30 days.  When instructed by a Client that a warehoused loan has been sold to an investor, the Company delivers the note to the investor that pays the Company, which in turn remits the net sales proceeds to the Client.

(vi) Agriculture Loans. The Company provides agriculture loans for short-term livestock and crop production, including rice, cotton, milo and corn, farm equipment financing and agriculture real estate financing. The Company evaluates agriculture borrowers primarily based on their historical profitability, level of experience in their particular agriculture industry segment, overall financial capacity and the availability of secondary collateral to withstand economic and natural variations common to the industry. Because agriculture loans present a higher level of risk associated with events caused by nature, the Company routinely makes on-site visits and inspections in order to identify and monitor such risks.

(vii) Consumer Loans. Consumer loans made by the Company include direct “A”-credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans (collateralized and uncollateralized), credit cards and deposit account collateralized loans. The terms of these loans typically range from 12 to 180 months and vary based upon the nature of collateral and size of loan. Generally, consumer loans entail greater risk than do real estate secured loans, particularly in the case of consumer loans that are unsecured or collateralized by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, personal bankruptcy or death. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

Loan Maturities. The contractual maturity ranges of the Company’s loan portfolio by type of loan and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2019 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $277.5 million, loans held for sale of $81.0 million or Warehouse Purchase Loans of $1.55 billion at December 31, 2019:

	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$951,809	$1,686,113	$540,196	$3,178,118
Real estate:
Construction, land development and other land loans	616,454	421,713	1,030,086	2,068,253
1-4 family residential (includes home equity)	47,061	154,040	4,098,261	4,299,362
Commercial (includes multi-family residential)	600,362	1,884,035	4,167,429	6,651,826
Agriculture (includes farmland)	151,814	70,674	460,840	683,329
Consumer and other	135,151	273,591	199,446	608,188
Total	$2,502,651	$4,490,167	$10,496,257	$17,489,075
Loans with a predetermined interest rate	$799,447	$2,289,916	$4,163,284	$7,252,646
Loans with a floating interest rate	1,703,204	2,200,251	6,332,973	10,236,429
Total	$2,502,651	$4,490,167	$10,496,257	$17,489,075

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 68.6% of the Company’s total loan portfolio at December 31, 2019.  As of December 31, 2019 and 2018, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of December 31, 2019 and 2018, loans outstanding to directors, officers and their affiliates totaled $4.2 million and $1.9 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	As of and for the year ended December 31,
	2019	2018
	(Dollars in thousands)
Beginning balance on January 1	$1,923	$2,694
New loans	1	5
Transfers	2,500	—
Repayments	(272)	(776)
Ending balance	$4,152	$1,923

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

An aging analysis of past due loans, segregated by category of loan, is presented below:

	December 31, 2019
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$16,470	$—	$16,470	$1,142	$2,046,555	$2,064,167
Warehouse Purchase Program loans	—	—	—	—	1,552,762	1,552,762
Agriculture and agriculture real estate (includes farmland)	466	—	466	103	680,286	680,855
1-4 family (includes home equity) (1)	43,884	441	44,325	24,413	4,318,673	4,387,411
Commercial real estate (includes multi-family residential)	10,669	—	10,669	12,714	6,532,902	6,556,285
Commercial and industrial	7,249	—	7,249	16,809	3,181,537	3,205,595
Consumer and other	1,708	—	1,708	62	396,501	398,271
Total	$80,446	$441	$80,887	$55,243	$18,709,216	$18,845,346

	December 31, 2018
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$6,363	$788	$7,151	$1,386	$1,613,752	$1,622,289
Agriculture and agriculture real estate (includes farmland)	705	—	705	256	728,540	729,501
1-4 family (includes home equity) (1)	10,479	2,995	13,474	4,515	2,688,920	2,706,909
Commercial real estate (includes multi-family residential)	9,063	—	9,063	2,727	3,526,767	3,538,557
Commercial and industrial	6,652	221	6,873	4,215	1,472,483	1,483,571
Consumer and other	1,012	—	1,012	48	288,426	289,486
Total	$34,274	$4,004	$38,278	$13,147	$10,318,888	$10,370,313

(1)	Includes $81.0 million and $29.4 million of residential mortgage loans held for sale at December 31, 2019 and December 31, 2018, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$55,243	$13,147	$25,264	$31,642	$39,711
Accruing loans 90 or more days past due	441	4,004	1,004	956	614
Total nonperforming loans	55,684	17,151	26,268	32,598	40,325
Repossessed assets	323	—	35	241	171
Other real estate	6,936	1,805	11,152	15,463	2,963
Total nonperforming assets	$62,943	$18,956	$37,455	$48,302	$43,459
Nonperforming assets to total loans and other real estate	0.33%	0.18%	0.37%	0.50%	0.46%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.36%	0.18%	0.37%	0.50%	0.46%

(1)	Includes troubled debt restructurings of $13.6 million, $51 thousand, $53 thousand, $97 thousand and $681 thousand for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)	There were no non performing or troubled debt restructurings of warehouse lines of credit or Warehouse Purchase Program loans for the periods presented.

The Company had $62.9 million in nonperforming assets at December 31, 2019 compared with $19.0 million at December 31, 2018 and $37.5 million at December 31, 2017. Nonperforming assets were 0.33% of total loans and other real estate at December 31, 2019 compared with 0.18% of total loans and other real estate at December 31, 2018 and 0.37% of total loans and other real estate at December 31, 2017. The nonperforming assets consisted of 232 separate credits or other real estate properties at December 31, 2019, compared with 83 at December 31, 2018 and 99 at December 31, 2017.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $2.9 million, $1.7 million and $2.7 million would have been recorded as income for the years ended December 31, 2019, 2018 and 2017, respectively. The Company had $55.2 million, $13.1 million and $25.3 million in nonaccrual loans at December 31, 2019, 2018 and 2017, respectively.

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

	December 31, 2019
	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$752	$752	$—	$873
Agriculture and agriculture real estate (includes farmland)	33	79	—	145
1-4 family (includes home equity)	17,001	19,775	—	10,589
Commercial real estate (includes multi-family residential)	12,731	13,496	—	7,729
Commercial and industrial	16,336	19,490	—	9,603
Consumer and other	45	97	—	47
Total	46,898	53,689	—	28,986
With an allowance recorded:
Construction, land development and other land loans	390	390	58	391
Agriculture and agriculture real estate (includes farmland)	70	75	7	35
1-4 family (includes home equity)	5,215	5,233	1,255	2,741
Commercial real estate (includes multi-family residential)	—	—	—	—
Commercial and industrial	473	477	121	901
Consumer and other	—	—	—	—
Total	6,148	6,175	1,441	4,068
Total:
Construction, land development and other land loans	1,142	1,142	58	1,264
Agriculture and agriculture real estate (includes farmland)	103	154	7	180
1-4 family (includes home equity)	22,216	25,008	1,255	13,330
Commercial real estate (includes multi-family residential)	12,731	13,496	—	7,729
Commercial and industrial	16,809	19,967	121	10,504
Consumer and other	45	97	—	47
	$53,046	$59,864	$1,441	$33,054

	December 31, 2018
	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$993	$995	$—	$788
Agriculture and agriculture real estate (includes farmland)	256	311	—	194
1-4 family (includes home equity)	4,177	4,903	—	4,048
Commercial real estate (includes multi-family residential)	2,727	2,848	—	2,475
Commercial and industrial	2,870	3,810	—	5,358
Consumer and other	48	76	—	135
Total	11,071	12,943	—	12,998
With an allowance recorded:
Construction, land development and other land loans	391	391	58	195
Agriculture and agriculture real estate (includes farmland)	—	—	—	—
1-4 family (includes home equity)	266	289	56	729
Commercial real estate (includes multi-family residential)	-	-	-	743
Commercial and industrial	1,328	1,332	571	3,740
Consumer and other	—	—	—	—
Total	1,985	2,012	685	5,407
Total:
Construction, land development and other land loans	1,384	1,386	58	983
Agriculture and agriculture real estate (includes farmland)	256	311	—	194
1-4 family (includes home equity)	4,443	5,192	56	4,777
Commercial real estate (includes multi-family residential)	2,727	2,848	-	3,218
Commercial and industrial	4,198	5,142	571	9,098
Consumer and other	48	76	—	135
	$13,056	$14,955	$685	$18,405

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

The following table presents loans by risk grade and category of loan at December 31, 2019. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Warehouse Purchase Program	Total
	(Dollars in thousands)
Grade 1	$—	$12,472	$—	$—	$71,677	$40,011	$1,552,762	$1,676,922
Grade 2	1,732	3,007	14,700	15,434	116,817	56,491	—	208,181
Grade 3	1,872,061	584,183	4,256,721	5,776,114	2,546,415	268,725	—	15,304,219
Grade 4	173,251	74,724	79,345	586,616	276,374	25,980	—	1,216,290
Grade 5	3,507	4,074	5,929	51,854	29,936	5,437	—	100,737
Grade 6	5,219	484	2,673	18,921	13,607	1,582	—	42,486
Grade 7	1,142	103	22,108	12,731	16,795	45	—	52,924
Grade 8	—	—	108	—	14	—	—	122
Grade 9	—	—	—	—	—	—	—	—
PCI Loans	7,255	1,808	5,827	94,615	133,960	—	—	243,465
Total	$2,064,167	$680,855	$4,387,411	$6,556,285	$3,205,595	$398,271	$1,552,762	$18,845,346

(1)	Includes $81.0 million of residential mortgage loans held for sale at December 31, 2019.

The following table presents loans by risk grade and category of loan at December 31, 2018. Impaired loans include loans in risk grades 7, 8 and 9.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$15,725	$—	$—	$59,979	$37,135	$112,839
Grade 2	1,040	3,974	21,465	22,207	11,003	55,802	115,491
Grade 3	1,509,532	636,674	2,598,600	2,974,474	1,083,328	171,758	8,974,366
Grade 4	99,087	66,650	61,430	481,735	243,743	20,164	972,809
Grade 5	3,673	5,578	12,522	37,942	58,088	2,978	120,781
Grade 6	7,081	282	4,332	16,006	23,081	1,601	52,383
Grade 7	1,384	256	4,395	2,727	4,165	48	12,975
Grade 8	—	—	48	—	33	—	81
Grade 9	—	—	—	—	—	—	—
PCI Loans	492	362	4,117	3,466	151	—	8,588
Total	$1,622,289	$729,501	$2,706,909	$3,538,557	$1,483,571	$289,486	$10,370,313

(1)	Includes $29.4 million of residential mortgage loans held for sale at December 31, 2018.

Allowance for Credit Losses. The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of December 31, 2019 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

•

for the Warehouse Purchase Program, the capitalization and liquidity of the mortgage banking client, the operating experience, the Client’s satisfactory underwriting of purchased loans and the consistent timeliness by Client of loan resale to investors;

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

A change in the allowance for credit losses can be attributable to several factors, most notably (1) specific reserves identified for impaired loans, (2) historical credit loss information, (3) changes in environmental factors and (4) growth in the balance of originated loans and the renewal or substantial modification of acquired loans (Non-PCI and PCI loans as discussed in Note 2) into the loan portfolio subject to the allowance methodology.

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

Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of inherent credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for credit losses is recorded for these loans at acquisition. When a fair-valued acquired loan is renewed at its maturity date, the loan is re-categorized and is subject to the allowance methodology. When a fair-valued acquired loan is modified after acquisition, the loan is independently evaluated subsequent to the modification decision to determine whether the modification was, substantial, and therefore, requires that the loan be re-categorized as a re-underwritten acquired loan. The determination is based on a discounted cash-flow analysis. Generally, when a change in discounted cash-flow of greater than 10% is identified, the fair-valued acquired loan becomes re-categorized and is evaluated at the time of renewal or modification in accordance with the Company’s allowance for credit losses methodology described above.

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

At December 31, 2019, the allowance for credit losses totaled $87.5 million or 0.46% of total loans, including acquired loans with discounts. At December 31, 2018, the allowance for credit losses totaled $86.4 million or 0.83% of total loans, and at December 31, 2017, the allowance aggregated $84.0 million or 0.84% of total loans, both including acquired loans with discounts. The allowance for credit losses totaled $87.5 million at December 31, 2019 compared with $86.4 million at December 31, 2018, an increase of $1.1 million or 1.2%.

The following tables detail the activity in the allowance for credit losses by category of loan and the allowance for credit losses and recorded investment in loans by category of loan on the basis of the impairment methodology used to determine the allowance for credit losses, excluding $81.0 million, $29.4 million and $31.4 million of residential mortgage loans held for sale, for the years ended December 31, 2019, 2018 and 2017, respectively, and $1.55 billion of Warehouse Purchase Program loans for the year ended December 31, 2019.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2019	$15,582	$3,693	$14,135	$11,220	$40,223	$1,587	$86,440
Provision for credit losses	(933)	(1,694)	1,161	1,363	1,106	3,297	4,300
Charge-offs	(63)	(358)	(47)	(255)	(3,073)	(4,061)	(7,857)
Recoveries	68	1,330	28	4	2,189	967	4,586
Net charge-offs	5	972	(19)	(251)	(884)	(3,094)	(3,271)
Balance December 31, 2019	$14,654	$2,971	$15,277	$12,332	$40,445	$1,790	$87,469
Allowance for credit losses related to:
December 31, 2019
Individually evaluated for impairment	$58	$7	$1,255	$—	$121	$—	$1,441
Collectively evaluated for impairment	14,596	2,964	14,022	12,332	40,324	1,790	86,028
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$14,654	$2,971	$15,277	$12,332	$40,445	$1,790	$87,469
Recorded investment in loans:
December 31, 2019
Individually evaluated for impairment	$1,142	$103	$22,216	$12,731	$16,809	$45	$53,046
Collectively evaluated for impairment	2,055,770	678,944	4,278,409	6,448,939	3,054,826	398,226	16,915,114
PCI loans	7,255	1,808	5,827	94,615	133,960	—	243,465
Total loans evaluated for impairment	$2,064,167	$680,855	$4,306,452	$6,556,285	$3,205,595	$398,271	$17,211,625

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2018	$14,815	$3,772	$14,490	$10,628	$38,810	$1,526	$84,041
Provision for credit losses	985	(352)	69	2,104	10,448	3,096	16,350
Charge-offs	(246)	(25)	(497)	(1,523)	(11,296)	(4,186)	(17,773)
Recoveries	28	298	73	11	2,261	1,151	3,822
Net charge-offs	(218)	273	(424)	(1,512)	(9,035)	(3,035)	(13,951)
Balance December 31, 2018	$15,582	$3,693	$14,135	$11,220	$40,223	$1,587	$86,440
Allowance for credit losses related to:
December 31, 2018
Individually evaluated for impairment	$58	$—	$56	$—	$571	$—	$685
Collectively evaluated for impairment	15,524	3,693	14,079	11,220	39,652	1,587	85,755
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$15,582	$3,693	$14,135	$11,220	$40,223	$1,587	$86,440
Recorded investment in loans:
December 31, 2018
Individually evaluated for impairment	$1,384	$256	$4,443	$2,727	$4,198	$48	$13,056
Collectively evaluated for impairment	1,620,413	728,883	2,668,982	3,532,364	1,479,222	289,438	10,319,302
PCI loans	492	362	4,117	3,466	151	—	8,588
Total loans evaluated for impairment	$1,622,289	$729,501	$2,677,542	$3,538,557	$1,483,571	$289,486	$10,340,946

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2017	$14,984	$4,073	$16,571	$12,256	$35,836	$1,606	$85,326
Provision for credit losses	(297)	(458)	(2,008)	(1,476)	16,047	2,517	14,325
Charge-offs	(9)	(53)	(229)	(155)	(14,836)	(3,652)	(18,934)
Recoveries	137	210	156	3	1,763	1,055	3,324
Net charge-offs	128	157	(73)	(152)	(13,073)	(2,597)	(15,610)
Balance December 31, 2017	$14,815	$3,772	$14,490	$10,628	$38,810	$1,526	$84,041
Allowance for credit losses related to:
December 31, 2017
Individually evaluated for impairment	$—	$—	$559	$366	$2,654	$-	$3,579
Collectively evaluated for impairment	14,815	3,772	13,931	10,262	36,156	1,526	80,462
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$14,815	$3,772	$14,490	$10,628	$38,810	$1,526	$84,041
Recorded investment in loans:
December 31, 2017
Individually evaluated for impairment	$583	$132	$5,111	$3,708	$13,998	$222	$23,754
Collectively evaluated for impairment	1,507,685	689,605	2,698,796	3,298,801	1,462,860	285,899	9,943,646
PCI loans	869	381	4,564	13,118	3,052	—	21,984
Total loans evaluated for impairment	$1,509,137	$690,118	$2,708,471	$3,315,627	$1,479,910	$286,121	$9,989,384

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Under ASC Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications for identification as troubled debt restructurings. At December 31, 2019 and 2018, the Company had $13.6 million and $51 thousand, respectively, in outstanding troubled debt restructurings.  The following table presents information regarding the recorded investment at December 31, 2019 and 2018 of loans modified in a troubled debt restructuring during the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019			2018
	Number of Loans	Recorded Investment at Date of Restructure	Recorded Investment at Year-End	Number of Loans	Recorded Investment at Date of Restructure	Recorded Investment at Year-End
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate (includes farmland)	—	—	—	—	—	—
1-4 Family (includes home equity)	—	—	—	—	—	—
Commercial real estate (commercial mortgage and multi-family)	—	—	—	—	—	—
Commercial and industrial	2	15,249	13,559	2	198	12
Consumer and other	1	3	1	—	—	—
Total	3	$15,252	$13,560	2	$198	$12

For the year ended December 31, 2019, the Company added three loans totaling $15.3 million as new troubled debt restructurings, of which $13.6 million remained outstanding at December 31, 2019. As of December 31, 2019 there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. There were no charge-offs related to restructured loans for the year ended December 31, 2019. For the year ended December 31, 2018, the Company added two loans totaling $198 thousand as new troubled debt restructurings, of which $12 thousand remained outstanding at December 31, 2018. As of December 31, 2018 there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. There were no charge-offs related to restructured loans for the year ended December 31, 2018.

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

The following tables present fair values for assets measured at fair value on a recurring basis:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$471	$—	$471
Collateralized mortgage obligations	—	235,773	—	235,773
Mortgage-backed securities	—	51,419	—	51,419
Total available for sale securities	—	287,663	—	287,663

Derivative financial instruments:
Interest rate lock commitments	$—	$305	$—	$305
Forward mortgage-backed securities trades	—	3	—	3
Loan customer counterparty	—	4,829	—	4,829
Financial institution counterparty	—	240	—	240
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	83	—	83
Loan customer counterparty	—	240	—	240
Financial institution counterparty	—	4,829	—	4,829

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$1,166	$—	$1,166
Collateralized mortgage obligations	—	12,756	—	12,756
Mortgage-backed securities	—	70,233	—	70,233

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale, and impaired loans. For the year ended December 31, 2019, the Company had additions to other real estate owned of $4.2 million, of which $3.9 million were outstanding as of December 31, 2019. For the year ended December 31, 2019, the Company had additions to impaired loans of $47.6 million, of which $41.1 million were outstanding as of December 31, 2019. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2019 and remained outstanding at December 31, 2019 were not significant.

The following tables summarize the carrying values and estimated fair values of certain financial instruments not recorded at fair value on a recurring basis:

	As of December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$573,589	$573,589	$—	$—	$573,589
Federal funds sold	519	519	—	—	519
Held to maturity securities	8,282,393	—	8,303,851	—	8,303,851
Loans held for sale	80,959	—	80,959	—	80,959
Loans held for investment, net of allowance	17,124,156	—	—	17,045,523	17,045,523
Loans held for investment - Warehouse Purchase Program	1,552,762	—	1,552,762	—	1,552,762
Other real estate owned	6,936	—	6,936	—	6,936
Liabilities
Deposits:
Noninterest-bearing	$7,763,894	$—	$7,763,894	$—	$7,763,894
Interest-bearing	16,435,838	—	16,437,453	—	16,437,453
Other borrowings	1,303,730	—	1,303,941	—	1,303,941
Securities sold under repurchase agreements	377,294	—	377,302	—	377,302
Subordinated notes	125,804	—	125,743	—	125,743

	As of December 31, 2018
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$410,575	$410,575	$—	$—	$410,575
Federal funds sold	552	552	—	—	552
Held to maturity securities	9,324,811	—	9,081,236	—	9,081,236
Loans held for sale	29,367	—	29,367	—	29,367
Loans held for investment, net of allowance	10,254,506	—	—	10,144,556	10,144,556
Other real estate owned	1,805	—	1,805	—	1,805
Liabilities
Deposits:
Noninterest-bearing	$5,666,115	$—	$5,666,115	$—	$5,666,115
Interest-bearing	11,590,443	—	11,564,521	—	11,564,521
Other borrowings	1,031,126	—	1,031,161	—	1,031,161
Securities sold under repurchase agreements	284,720	—	284,685	—	284,685

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

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2019	2018
	(Dollars in thousands)
Land	$109,236	$88,209
Buildings	256,009	212,739
Furniture, fixtures and equipment	88,186	71,203
Construction in progress	3,477	5,442
Total	456,908	377,593
Less accumulated depreciation	(130,076)	(120,547)
Premises and equipment, net	$326,832	$257,046

Depreciation expense was $13.7 million, $12.4 million and $12.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

9. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2019 were as follows (dollars in thousands):

Three months or less	$519,585	21.2%
Over three through six months	514,535	21.0
Over six through 12 months	873,375	35.6
Over 12 months	546,393	22.2
Total	$2,453,888	100.0%

Interest expense for certificates of deposit in excess of $100,000 was $27.8 million, $13.4 million and $10.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, the Company had $314.2 million deposits classified as brokered deposits for regulatory purposes, and there are no major concentrations of deposits with any one depositor.

10. OTHER BORROWINGS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”), securities sold under repurchase agreements and subordinated notes.

The following table presents the Company’s borrowings at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(Dollars in thousands)
FHLB advances	$1,300,000	$1,030,000
FHLB long-term notes payable	3,730	1,126
Total other borrowings	1,303,730	1,031,126
Securities sold under repurchase agreements	377,294	284,720
Subordinated notes - Fixed to floating rate notes maturing on December 1, 2025	125,804	—
Total	$1,806,828	$1,315,846

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2019, the Company had total funds of $6.72 billion available under this line. FHLB advances were $1.30 billion at December 31, 2019, with a weighted average interest rate of 1.49%. Long-term notes payable were $3.7 million at December 31, 2019, with a weighted average interest rate of 5.37%. The maturity dates on the FHLB notes payable range from the years 2019 to 2027 and have interest rates ranging from 4.54% to 5.99%.

Securities sold under repurchase agreements with Company customers—At December 31, 2019, the Company had $377.3 million in securities sold under repurchase agreements compared with $284.7 million at December 31, 2018, an increase of $92.6 million or 33%, with weighted average rates paid of 1.10% and 0.93% for the years ended December 31, 2019 and 2018, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $5.4 million of repurchase agreements outstanding at December 31, 2019 have maturity dates ranging from 6 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Subordinated notes—On November 1, 2019, the Company merged with LegacyTexas and assumed the obligations related to a $75.0 million and a $50.0 million of Fixed-to-Floating Rate Subordinated Note (collectively, the “Notes”) that mature on December 1, 2025 (the “Maturity Date”). The Notes, which qualify as Tier 2 capital for regulatory purposes, have an interest rate of 5.50%, per annum, payable semi-annually on each December 1 and June 1 through December 1, 2020. From and including December 1, 2020 through maturity or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 3.89%, payable on March 1, June 1, September 1, and December 1 of each year through the maturity date or earlier redemption. The Company may, at its option, beginning on December 1, 2020 and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Any partial redemption will be made pro rata among all of the holders. The Notes are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company’s subsidiaries.

11. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Current	$113,073	$74,346	$123,371
Deferred	(26,417)	6,877	10,534
Total	$86,656	$81,223	$133,905

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 21% for 2019 and 2018 and 35% for 2017 to income before income taxes as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Taxes calculated at statutory rate	$88,055	$84,637	$142,125
(Decrease) increase resulting from:
Excess FMV on restricted stock vesting	(126)	(418)	(442)
Certain compensation >$1 million	628	651	—
Non deductible compensation	357	—	—
Tax-exempt interest	(2,851)	(3,504)	(6,724)
Qualified School Construction Bond credit	(1,534)	(1,608)	(1,239)
Non taxable death benefits	(464)	(56)	(5)
BOLI income	(1,140)	(1,110)	(1,901)
Leverage lease items	—	—	(549)
State tax, net	1,629	1,482	106
Other, net	2,102	1,149	1,103
Tax rate change	—	—	1,431
Total	$86,656	$81,223	$133,905

Year-end deferred taxes are presented in the table below. As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, deferred taxes as of December 31, 2019 and 2018 are based on the U.S. statutory federal corporate income tax rate of 21%.

	December 31,
	2019	2018
	(Dollars in thousands)
Deferred tax assets:
Loan purchase discounts	$58,264	$3,709
Allowance for credit losses	18,206	18,009
Accrued liabilities	4,193	1,502
Restricted stock	5,090	4,036
Deferred compensation	3,042	2,421
Certificates of Deposit	1,640	—
Net operating losses	44	86
ORE write-downs	—	22
Other	1,412	13
Total deferred tax assets	91,891	29,798
Deferred tax liabilities:
Goodwill and core deposit intangibles	(38,226)	(23,926)
Bank premises and equipment	(8,890)	(7,379)
Securities	(158)	(232)
Unrealized gain on available for sale securities	(160)	(82)
Prepaid expenses	(1,555)	(658)
Deferred loan fees and costs	(5,958)	(4,784)
Investments in partnerships	(90)	(29)
Total deferred tax liabilities	(55,037)	(37,090)
Net deferred tax assets (liabilities)	$36,854	$(7,292)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2019.

Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no tax positions at December 31, 2019 or December 31, 2018 that did not meet the more-likely-than not recognition threshold. ASC Topic 740 “Income Taxes” also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2019 and 2018, the Company has not accrued any interest and penalties related to unrecognized tax benefits. The Company has identified its federal tax return and its state tax returns in Texas, Oklahoma and Arkansas as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal return are the 2016 through 2019 tax years. The Company has assumed to net operating loss carryforwards, “acquired NOLs”, through its acquisitions. The tax periods of the acquired entities from which these acquired NOLs originated are considered open years for purposes of adjusting the amount of the acquired NOLs used in the Company’s open years. Net operating loss carryforwards expire in tax years beginning in 2028 through 2031.

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

12. STOCK INCENTIVE PROGRAMS

At December 31, 2019, the Company had one stock-based employee compensation plan with awards outstanding. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The Company recognized stock-based compensation expense of $10.6 million, $10.5 million and $6.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. There was approximately $1.7 million, $2.0 million and $2.4 million of income tax benefit recorded for the stock-based compensation expense for the same periods, respectively.

On February 22, 2012, Bancshares’ Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders on April 17, 2012. The 2012 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of December 31, 2019, a total of 344,000 shares of common stock have been issued pursuant to vested awards and 519,625 shares of unvested restricted stock granted under the 2012 Plan.

Stock Options

Stock options are issued at the current market price on the date of the grant, subject to a pre-determined vesting period with a contractual term of 10 years. Options assumed in connection with acquisitions have contractual terms as established in the original option grant agreements entered into prior to acquisition. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes pricing model utilizes certain assumptions including expected life of the option, risk free interest rate, volatility and dividend yield. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. There were no options issued for the years ended December 31, 2019, 2018 and 2017 and the Company had no options outstanding at December 31, 2019.

A summary of changes in outstanding vested and unvested options during the three-year period ended December 31, 2019 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, December 31, 2016	5	$29.69	2.75	$210
Options granted	—	—
Options forfeited	—	—
Options exercised	(5)	29.69
Options outstanding, December 31, 2017	—	$—	—	—
Options granted	—	—
Options forfeited	—	—
Options exercised	—	—
Options outstanding, December 31, 2018	—	—	—	—
Options granted	—	—
Options forfeited	—	—
Options exercised	—	—
Options outstanding, December 31, 2019	—	$—	—	$—
Shares vested or expected to vest, December 31, 2019	—	$—	—	$—
Shares exercisable, December 31, 2019	—	$—	—	$—

The Company received no cash from the exercise of stock options during the year ended December 31, 2019 and 2018, as all options vested prior to 2018. The Company received $148 thousand in cash from the exercise of stock options during the year ended December 31, 2017. There was no tax benefit realized from exercises of the stock-based compensation arrangements during the years ended December 31, 2019, 2018 and 2017.

Restricted Stock

The Company has granted shares of restricted stock pursuant to the 2012 Plan. These shares of restricted stock generally vest over a period of one to five years. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period. Compensation expense related to restricted stock was $10.6 million, $10.5 million and $6.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

A summary of the status of nonvested shares of restricted stock as of December 31, 2019, and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, December 31, 2018	441	$70.46
Share awards granted	155	67.27
Unvested share awards forfeited	(10)	72.92
Share awards vested	(66)	59.58
Nonvested share awards outstanding, December 31, 2019	520	$72.27

The total fair value of restricted stock awards that fully vested during the year ended December 31, 2019 was $4.6 million.

As of December 31, 2019, there was $18.4 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.4 years.

13. OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense totals are more fully detailed in the following tables. Any components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented, as well as amounts the Company elected to present, are stated separately.

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Other noninterest income
Banking related service fees	$5,973	$6,143	$6,107
Bank Owned Life Insurance (BOLI)	5,426	5,284	5,430
Rental income	1,412	1,698	1,946
Other	13,604	8,644	8,492
Total	$26,415	$21,769	$21,975
Other noninterest expense
Advertising	$3,207	$2,838	$2,932
Losses	1,576	1,805	2,519
Printing and supplies	2,354	2,392	2,035
Professional and legal fees	5,577	6,041	4,843
Property taxes	8,179	7,779	7,424
Travel and development	5,314	4,658	4,398
Other	11,506	10,301	9,578
Total	$37,713	$35,814	$33,729

14. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Code and excluding catch-up contributions. Such matching contributions were approximately $5.4 million, $4.7 million and $4.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

15. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The Company’s contractual obligations and other commitments to make future payments as of December 31, 2019 (other than deposit obligations and securities sold under repurchase agreements) are summarized below. The Company’s future cash payments associated with its contractual obligations pursuant to its subordinated notes and FHLB advances and notes payable as of December 31, 2019 are summarized below. The future interest payments were calculated using the current rate in effect at December 31, 2019. Payments for the subordinated notes include interest of $42.5 million that will be due over the future periods. Payments for FHLB notes payable include interest of $106 thousand that will be due over the future periods. These payments do not include prepayment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Subordinated notes	$6,875	$13,750	$13,750	$133,193	$167,568
Federal Home Loan Bank advances and notes payable	1,301,569	1,642	596	29	1,303,836
Total	$1,308,444	$15,392	$14,346	$133,222	$1,471,404

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2019 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$120,079	$5,058	$2,790	$—	$127,927
Unused capacity on Warehouse Purchase Program loans	657,238	—	—	—	657,238
Commitments to extend credit	1,984,382	961,339	248,203	1,186,766	4,380,690
Total	$2,761,699	$966,397	$250,993	$1,186,766	$5,165,855

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

Unused Capacity on Warehouse Purchase Program Loans. For Warehouse Purchase Program loans, the Company has established maximum purchase facility amounts, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by each customer, for any reason.

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

At December 31, 2019, $539.1 million of commitments to extend credit and standby letters of credit have fixed rates ranging from 2.05% to 21.0%.

The Company evaluates customer creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 19 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company does not have any sublease arrangements. As of December 31, 2019, operating lease ROU assets and lease liabilities were approximately $54 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of December 31, 2019, the weighted average remaining lease terms of the Company’s operating leases were 8.4 years. The weighted average discount rate used to determine the lease liabilities as of December 31, 2019 for the Company’s operating leases was 2.53%. Cash paid for the Company’s operating leases for the year ended December 31, 2019 was $6.8 million. During the year ended December 31, 2019, the Company obtained $41.6 million in ROU assets in exchange for lease liabilities for 22 operating leases, of which 20 operating leases, reflecting $39.2 million in ROU assets, were related to the Merger.

The Company’s future undiscounted cash payments associated with its operating leases as of December 31, 2019 are summarized below (dollars in thousands).

2020	$10,137
2021	9,169
2022	8,641
2023	7,998
2024	7,119
Thereafter	24,996
Total undiscounted lease payments	$68,060

The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2018 (dollars in thousands):

2019	$4,897
2020	4,088
2021	3,013
2022	2,319
2023	2,025
Thereafter	3,597
Total non-cancelable lease payments	$19,939

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all operating lease obligations aggregated approximately $7.2 million for the year ended December 31, 2019, $6.1 million for the year ended December 31, 2018 and $6.7 million for the year ended December 31, 2017.

Litigation—The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. After consultations with legal counsel, the Company and the Bank believe that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

16. OTHER COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2019			2018			2017
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain or loss during the period	$370	$(78)	$292	$535	$(112)	$423	$(2,314)	$790	$(1,524)
Total securities available for sale	370	(78)	292	535	(112)	423	(2,314)	790	(1,524)
Total other comprehensive income (loss)	$370	$(78)	$292	$535	$(112)	$423	$(2,314)	$790	$(1,524)

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2019	$310	$310
Other comprehensive income	292	292
Balance at December 31, 2019	$602	$602
Balance at January 1, 2018	$(113)	$(113)
Other comprehensive income	423	423
Balance at December 31, 2018	$310	$310
Balance at January 1, 2017	$1,411	$1,411
Other comprehensive loss	(1,524)	(1,524)
Balance at December 31, 2017	$(113)	$(113)

17. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$9,438	$305	$—	$—	$—	$—
Forward mortgage-backed securities trades	40,750	3	83	—	—	—
Commercial loan interest rate swaps and caps:
Loan customer counterparty	231,345	4,829	240	—	—	—
Financial institution counterparty	231,345	240	4,829	—	—	—

These financial instruments are not designated as hedging instruments and are used for asset and liability management and commercial customers’ financing needs.  All derivatives are carried at fair value in either other assets or other liabilities.

Interest rate lock commitments - In the normal course of business, the Company enters into interest rate lock commitments with consumers to originate mortgage loans at a specified interest rate. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company.

Forward mortgage-backed securities trades - The Company manages the changes in fair value associated with changes in interest rates related to IRLCs by using forward sold commitments known as forward mortgage-backed securities trades.  These instruments are typically entered into at the time the interest rate lock commitment is made.

Interest rate swaps and caps - These derivative positions relate to transactions in which the Company enters into an interest rate swap or cap with a customer, while at the same time entering into an offsetting interest rate swap or cap with another financial institution.  An interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. In connection with each swap, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate.  At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.   In connection with each interest rate cap, the Company sells a cap to the customer and agree to pay interest if the underlying index exceeds the strike price defined in the cap agreement.  Simultaneously the Company purchases a cap with matching terms from another financial institution that agrees to pay the Company if the underlying index exceeds the strike price.

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at December 31, 2019 and 2018 are presented in the following table.

	Weighted-Average Interest Rate
	December 31, 2019		December 31, 2018
	Received	Paid	Received	Paid
Loan customer counterparty	3.42%	2.86%	—	—

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $4.8 million at December 31, 2019.   This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was approximately $78 thousand at December 31, 2019.  A credit support annex is in place and allows the Company to call collateral from upstream financial institution counter-parties.  Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values.  The Company’s cash collateral pledged for interest rate swaps totaled $9.3 million at December 31, 2019, is in excess of the Company’s credit exposure.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-back securities are recorded in net gain on sale of mortgage loans.  These gains and losses were not attributable to instrument-specific credit risk.   For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations.  Income (loss) for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
Derivatives not designated as hedging instruments	2019	2018	2017
Interest rate lock commitments	$(154)	$—	$—
Forward mortgage-backed securities trades	(1,210)	—	—

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

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios of CET1, Tier 1 and Total capital to risk weighted assets, and of Tier 1 capital to adjusted quarterly average assets as defined in the regulations. As of December 31, 2019, the Company and the Bank met all capital adequacy requirements to which they were subject.

The Basel III Capital Rules require a “capital conservation buffer,” composed entirely of CET1, in addition to the minimum risk-weighted asset capital ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period until it reached 2.5% on January 1, 2019.

Since being fully phased in on January 1, 2019, the Basel III Capital Rules require the Company to maintain an additional capital conservation buffer, composed entirely of Common Equity Tier 1 (“CET1”), of 2.5%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) total capital (that is, Tier 1 plus

Tier 2) to risk-weighted assets of 10.5% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements ( known as the “leverage ratio”) of 4.0%.

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

As of December 31, 2019, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification which management believes have changed the Bank’s category. To be categorized as well capitalized the Bank must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios as set forth in the table below.

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2019 and 2018:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer for 2019		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2019 (1)
CET1 Capital (to Risk Weighted Assets)	$2,678,097	12.30%	$979,957	4.50%	$1,524,377	7.000%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	2,678,097	12.30%	1,306,609	6.00%	1,851,029	8.500%	N/A	N/A
Total Capital (to Risk Weighted Assets)	2,765,566	12.70%	1,742,145	8.00%	2,286,565	10.500%	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	2,678,097	10.42%	1,027,952	4.00%	1,027,952	4.000%	N/A	N/A
As of December 31, 2018 (1)
CET1 Capital (to Risk Weighted Assets)	$2,124,883	16.32%	$585,799	4.50%	$829,881	6.375%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	2,124,883	16.32%	781,065	6.00%	1,025,148	7.875%	N/A	N/A
Total Capital (to Risk Weighted Assets)	2,211,323	16.99%	1,041,420	8.00%	1,285,503	9.875%	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	2,124,883	10.23%	830,638	4.00%	830,638	4.000%	N/A	N/A
BANK ONLY:
As of December 31, 2019 (1)
CET1 Capital (to Risk Weighted Assets)	$2,718,799	12.49%	$979,677	4.50%	$1,523,941	7.000%	$1,415,088	6.50%
Tier 1 Capital (to Risk Weighted Assets)	2,718,799	12.49%	1,306,235	6.00%	1,850,500	8.500%	1,741,647	8.00%
Total Capital (to Risk Weighted Assets)	2,806,267	12.89%	1,741,647	8.00%	2,285,912	10.500%	2,177,059	10.00%
Tier 1 Capital (to Average Tangible Assets)	2,718,799	10.58%	1,028,111	4.00%	1,028,111	4.000%	1,285,139	5.00%
As of December 31, 2018 (1)
CET1 Capital (to Risk Weighted Assets)	$2,112,412	16.24%	$585,490	4.50%	$829,444	6.375%	$845,708	6.50%
Tier 1 Capital (to Risk Weighted Assets)	2,112,412	16.24%	780,653	6.00%	1,024,608	7.875%	1,040,871	8.00%
Total Capital (to Risk Weighted Assets)	2,198,852	16.90%	1,040,871	8.00%	1,284,825	9.875%	1,301,089	10.00%
Tier 1 Capital (to Average Tangible Assets)	2,112,412	10.18%	830,335	4.00%	830,335	4.000%	1,037,919	5.00%

(1)	Calculated pursuant to the phase-in provisions of the Basel III Capital Rules.

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends declared to be paid by Bancshares during the years ended December 31, 2019, 2018 and 2017 were $128.9 million, $104.1 million and $95.9 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2019, 2018 and 2017 were $551.7 million, $101.0 million and $95.0 million, respectively.

19. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS
Cash	$73,440	$2,071
Investment in subsidiary	6,007,554	4,036,370
Goodwill	3,982	3,982
Other assets	12,846	10,401
TOTAL	$6,097,822	$4,052,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$1,183	$—
Subordinated notes	125,804	—
Total liabilities	126,987	—
SHAREHOLDERS’ EQUITY:
Common stock	94,746	69,847
Capital surplus	3,734,519	2,045,351
Retained earnings	2,140,968	1,937,316
Unrealized gain (loss) on available for sale securities, net of tax	602	310
Total shareholders’ equity	5,970,835	4,052,824
TOTAL	$6,097,822	$4,052,824

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiary	$551,730	$101,000	$95,000
Other income	31	30	32
Total income	551,761	101,030	95,032
OPERATING EXPENSE:
Subordinated notes and trust preferred interest expense	1,075	—	—
Stock based compensation expense (includes restricted stock)	10,606	10,488	6,942
Merger related expenses	5,234	—	—
Other expenses	2,113	538	597
Total operating expense	19,028	11,026	7,539
INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	532,733	90,004	87,493
FEDERAL INCOME TAX BENEFIT (EXPENSE)	2,856	2,834	(1,932)
INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	535,589	92,838	85,561
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(203,037)	228,974	186,604
NET INCOME	$332,552	$321,812	$272,165

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net income	$332,552	$321,812	$272,165
Other comprehensive income (loss), before tax:
Securities available for sale:
Change in unrealized gain or loss during the period	370	535	(2,314)
Total other comprehensive income (loss)	370	535	(2,314)
Deferred tax related to other comprehensive income or loss	(78)	(112)	790
Other comprehensive income (loss), net of tax	292	423	(1,524)
Comprehensive income	$332,844	$322,235	$270,641

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$332,552	$321,812	$272,165
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	203,037	(228,974)	(186,604)
Stock based compensation expense (includes restricted stock)	10,606	10,488	6,942
Decrease (increase) in other assets	2,078	(730)	4,815
Increase in accrued interest payable and other liabilities	2,532	—	—
Net cash provided by operating activities	550,805	102,596	97,318
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(240,439)	—	—
Net cash used in investing activities	(240,439)	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of junior subordinated debentures	(15,613)	—	—
Proceeds from stock option exercises	—	—	148
Repurchase of common stock	(94,484)	—	—
Payments of cash dividends	(128,900)	(104,053)	(95,888)
Net cash used in financing activities	(238,997)	(104,053)	(95,740)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	71,369	(1,457)	1,578
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,071	3,528	1,950
CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,440	$2,071	$3,528