Form 10-Q
period 2020-03-31
PROSPERITY BANCSHARES INC
filed 2020-05-08
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

As of May 4, 2020, there were 92,660,712 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$381,458	$573,589
Federal funds sold	676	519
Total cash and cash equivalents	382,134	574,108
Available for sale securities, at fair value	315,255	287,663
Held to maturity securities, at cost (fair value of $8,136,374 and $8,303,851, respectively)	7,980,240	8,282,393
Total securities	8,295,495	8,570,056
Loans held for sale	65,035	80,959
Loans held for investment	17,348,398	17,211,625
Loans held for investment - Warehouse Purchase Program	1,713,762	1,552,762
Total loans	19,127,195	18,845,346
Less: allowance for credit losses on loans	(327,206)	(87,469)
Loans, net	18,799,989	18,757,877
Accrued interest receivable	76,038	80,797
Goodwill	3,223,144	3,223,671
Core deposit intangibles, net	83,041	86,404
Bank premises and equipment, net	327,293	326,832
Other real estate owned	5,452	6,936
Bank owned life insurance (BOLI)	323,338	321,793
Federal Home Loan Bank of Dallas stock	66,213	83,945
Other assets	161,362	153,289
TOTAL ASSETS	$31,743,499	$32,185,708
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$7,461,323	$7,763,894
Interest-bearing	16,365,034	16,435,838
Total deposits	23,826,357	24,199,732
Fed funds purchased and other borrowings	1,338,429	1,303,730
Securities sold under repurchase agreements	344,695	377,294
Subordinated notes	125,585	125,804
Accrued interest payable	8,730	8,585
Allowance for credit losses on off-balance sheet credit exposure	29,947	5,599
Other liabilities	214,182	194,129
Total liabilities	25,887,925	26,214,873
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 92,651,712 shares issued and outstanding at March 31, 2020; 94,746,019 shares issued and outstanding at December 31, 2019	92,651	94,746
Capital surplus	3,629,893	3,734,519
Retained earnings	2,135,733	2,140,968
Accumulated other comprehensive (loss) income —net unrealized (loss) gain on available for sale securities, net of tax (benefit) expense of $(718) and $160, respectively	(2,703)	602
Total shareholders’ equity	5,855,574	5,970,835
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,743,499	$32,185,708

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$247,243	$130,065
Securities	48,282	55,648
Federal funds sold and other earning assets	713	402
Total interest income	296,238	186,115
INTEREST EXPENSE:
Deposits	35,018	25,128
Other borrowings	2,932	5,317
Securities sold under repurchase agreements	757	759
Subordinated notes	1,500	—
Total interest expense	40,207	31,204
NET INTEREST INCOME	256,031	154,911
PROVISION FOR CREDIT LOSSES	—	700
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	256,031	154,211
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	9,443	7,816
Credit card, debit card and ATM card income	7,474	5,971
Service charges on deposit accounts	6,104	4,998
Trust income	2,662	2,595
Mortgage income	2,010	722
Brokerage income	650	673
Net (loss) gain on sale of assets	(385)	58
Other	6,430	5,311
Total noninterest income	34,388	28,144
NONINTEREST EXPENSE:
Salaries and employee benefits	77,282	51,073
Net occupancy and equipment	8,980	5,466
Credit and debit card, data processing and software amortization	11,421	4,573
Regulatory assessments and FDIC insurance	2,078	2,374
Core deposit intangibles amortization	3,363	1,319
Depreciation	4,768	3,104
Communications	3,195	2,270
Other real estate expense, net	(84)	(94)
Merger related expenses	544	—
Other	13,194	8,486
Total noninterest expense	124,741	78,571
INCOME BEFORE INCOME TAXES	165,678	103,784
PROVISION FOR INCOME TAXES	34,830	21,382
NET INCOME	$130,848	$82,402
EARNINGS PER SHARE:
Basic	$1.39	$1.18
Diluted	$1.39	$1.18

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Net income	$130,848	$82,402
Other comprehensive (loss) income, before tax:
Securities available for sale:
Change in unrealized (losses) gains during the period	(4,183)	503
Total other comprehensive (loss) income	(4,183)	503
Deferred tax benefit (expense) related to other comprehensive (loss) income	878	(106)
Other comprehensive (loss) income, net of tax	(3,305)	397
Comprehensive income	$127,543	$82,799

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT DECEMBER 31, 2018	69,846,825	$69,847	$2,045,351	$1,937,316	$310	$4,052,824
Net income				82,402		82,402
Other comprehensive income					397	397
Common stock issued in connection with the issuance of restricted stock awards, net	(900)	(1)	1			—
Stock based compensation expense			2,804			2,804
Cash dividends declared, $0.41 per share				(28,637)		(28,637)
BALANCE AT MARCH 31, 2019	69,845,925	$69,846	$2,048,156	$1,991,081	$707	$4,109,790

Three Months Ended
BALANCE AT DECEMBER 31, 2019	94,746,019	$94,746	$3,734,519	$2,140,968	$602	$5,970,835
Cumulative change in accounting principle upon adoption of ASU 2016-13(1) and other				(92,860)		(92,860)
BALANCE AT JANUARY 1, 2020 (AS ADJUSTED FOR CHANGE IN ACCOUNTING STANDARD)	94,746,019	94,746	3,734,519	2,048,108	$602	5,877,975
Net income				130,848		130,848
Other comprehensive loss					(3,305)	(3,305)
Common stock issued in connection with the issuance of restricted stock awards, net	(2,750)	(3)	3			—
Common stock repurchase	(2,091,557)	(2,092)	(107,969)			(110,061)
Stock based compensation expense			3,340			3,340
Cash dividends declared, $0.46 per share				(43,223)		(43,223)
BALANCE AT MARCH 31, 2020	92,651,712	$92,651	$3,629,893	$2,135,733	$(2,703)	$5,855,574

(1)	ASU 2016-13 became effective for the Company on January 1, 2020.

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130,848	$82,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	8,131	4,423
Provision for credit losses	—	700
Net amortization of premium on investments	8,005	6,589
Net gain on sale of other real estate and repossessed assets	(130)	(177)
Net loss (gain) on sale or write down of premises and equipment	385	(58)
Net accretion of discount on loans	(28,482)	(1,793)
Net amortization of premium on deposits	(2,270)	—
Gain on sale of loans	(1,360)	(711)
Proceeds from sale of loans held for sale	96,119	39,556
Originations of loans held for sale	(79,377)	(33,876)
Stock based compensation expense	3,340	2,804
Decrease in accrued interest receivable and other assets	41,497	7,034
Increase in accrued interest payable and other liabilities	33,225	26,672
Net cash provided by operating activities	209,931	133,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	500,666	391,109
Purchase of held to maturity securities	(206,563)	(130,760)
Proceeds from maturities and principal paydowns of available for sale securities	4,011,040	3,004,707
Purchase of available for sale securities	(4,042,771)	(2,999,821)
Originations of WPP loans	(6,196,020)	—
Proceeds from pay-offs of WPP	6,035,020	—
Net decrease (increase) in loans held for investment	23,161	(49,963)
Purchase of bank premises and equipment	(6,329)	(3,633)
Proceeds from sale of bank premises, equipment and other real estate	2,180	1,347
Proceeds from insurance claims	—	2,132
Net cash provided by investing activities	120,384	215,118

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(302,571)	7,592
Net decrease in interest-bearing deposits	(68,534)	(66,380)
Net proceeds from (repayments of) other short-term borrowings	35,000	(350,000)
Repayments of other long-term borrowings	(301)	(174)
Net decrease in securities sold under repurchase agreements	(32,599)	(30,147)
Repurchase of common stock	(110,061)	—
Payments of cash dividends	(43,223)	(28,637)
Net cash used in financing activities	(522,289)	(467,746)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(191,974)	(119,063)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	574,108	411,127
CASH AND CASH EQUIVALENTS, END OF PERIOD	$382,134	$292,064

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$112	$1,370

SUPPLEMENTAL INFORMATION:
Income taxes paid	$—	$—
Interest paid	40,062	30,980

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2020		2019
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$130,848		$82,402
Basic:
Weighted average shares outstanding	94,371	$1.39	69,847	$1.18
Diluted:
Weighted average shares outstanding	94,371	$1.39	69,847	$1.18

As of March 31, 2020, all stock options have been exercised and there are no options outstanding. There were no stock options exercisable during the three months ended March 31, 2020 or 2019 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2020-04, "Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting - Accounting Standards Codification (“ASC”) Topic 848." ASU 2020-04 provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. The guidance allows for companies to: (i) account for certain contract modifications as a continuation of the existing contract without additional analysis; (ii) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (ii) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within ASU 2020-04, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020. The Company anticipates this ASU will simplify any modifications it executes between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees and costs. ASU 2020-04 is not expected to have a significant impact on the Company’s financial statements.

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments (“ASC 326”).” On January 1, 2020 the Company adopted ASU 2016-13 which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of CECL is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

The Company adopted ASU 2016-13 using the modified-retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior periods are reported with previously applicable GAAP. Upon adoption of ASU 2016-13, the Company recognized an increase in allowance for credit losses for loans of $108.7 million, of which $102.5 million was related to LegacyTexas Financial Group, Inc. (“LegacyTexas”), which merged into Bancshares on November 1, 2019, and an increase in allowance for credit losses for off-balance sheet credit exposures of $24.4 million, of which $6.3 million was related to LegacyTexas, with a corresponding decrease in retained earnings (pre-tax). Additionally, the Company adopted ASU 2016-13 using the prospective transition approach for financial assets purchased with credit deterioration. The Company recognized an increase in the allowance for credit losses for loans of $131.8 million, of which $130.3 million was related to LegacyTexas, due to the reclass of purchased credit deteriorated discounts as the result of adopting ASU 2016-13. See Note 5 “Loans and Allowance for Credit Losses” for additional information. The Company recognized no allowance for credit losses related to debt securities. See Note 4 “Securities” for additional information.

The following table illustrates the impact of adopting ASU 2016-13:

	January 1, 2020
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
	(Dollars in thousands)
Assets:
Loans
Construction, land development and other land loans	$28,729	$14,654	$14,075
Agriculture and agriculture real estate (includes farmland)	5,768	2,971	2,797
1-4 family (includes home equity)	23,544	15,277	8,267
Commercial real estate (includes multi-family residential)	61,322	12,332	48,990
Commercial and industrial	180,069	40,445	139,624
Consumer and other	28,575	1,790	26,785
Allowance for credit losses on loans	$328,007	$87,469	$240,538

Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	$29,947	$5,599	$24,348

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$305	$1	$—	$306
Collateralized mortgage obligations	269,777	175	(3,485)	266,467
Mortgage-backed securities	48,594	639	(751)	48,482
Total	$318,676	$815	$(4,236)	$315,255
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$6,959	$76	$—	$7,035
States and political subdivisions	208,744	7,172	(563)	215,353
Collateralized mortgage obligations	184,540	4,156	(39)	188,657
Mortgage-backed securities	7,579,997	146,864	(1,532)	7,725,329
Total	$7,980,240	$158,268	$(2,134)	$8,136,374

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$470	$1	$—	$471
Collateralized mortgage obligations	235,222	690	(139)	235,773
Mortgage-backed securities	51,209	659	(449)	51,419
Total	$286,901	$1,350	$(588)	$287,663
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$13,933	$58	$—	$13,991
States and political subdivisions	238,347	7,632	(189)	245,790
Collateralized mortgage obligations	203,470	1,115	(373)	204,212
Mortgage-backed securities	7,826,643	48,060	(34,845)	7,839,858
Total	$8,282,393	$56,865	$(35,407)	$8,303,851

The investment securities portfolio is measured for expected credit losses by segregating the portfolio into two general segments and applying the appropriate expected credit losses methodology. Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under Financial Accounting Standards Board (“FASB”): ASC 326, “Financial Instruments – Credit Losses.”

Available for sale securities. For available for sale securities in an unrealized loss position, the amount of the expected credit losses recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the expected credit losses will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the expected credit losses will be separated into the amount representing the credit-related portion of the impairment loss (“credit loss”) and the noncredit portion of the impairment loss (“noncredit portion”). The amount of the total expected credit losses related to the credit loss is determined based on the difference between the present value of cash flows expected to be collected and the amortized cost basis and such difference is recognized in earnings. The amount of the total expected credit losses related to the noncredit portion is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the expected credit losses recognized in earnings will become the new amortized cost basis of the investment.

Furthermore, as of March 31, 2020, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2020, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities are exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of March 31, 2020, the Company’s municipal securities represent 2.5% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of March 31, 2020, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	March 31, 2020
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$145,162	$(3,473)	$1,725	$(12)	$146,887	$(3,485)
Mortgage-backed securities	32,690	(751)	7	—	32,697	(751)
Total	$177,852	$(4,224)	$1,732	$(12)	$179,584	$(4,236)
Held to Maturity
States and political subdivisions	$52,617	$(563)	$—	$—	$52,617	$(563)
Collateralized mortgage obligations	9,426	(39)	—	—	9,426	(39)
Mortgage-backed securities	41,092	(525)	210,809	(1,007)	251,901	(1,532)
Total	$103,135	$(1,127)	$210,809	$(1,007)	$313,944	$(2,134)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$50,245	$(136)	$1,818	$(3)	$52,063	$(139)
Mortgage-backed securities	34,901	(449)	10	—	34,911	(449)
Total	$85,146	$(585)	$1,828	$(3)	$86,974	$(588)
Held to Maturity
States and political subdivisions	$58,329	$(183)	$3,241	$(6)	$61,570	$(189)
Collateralized mortgage obligations	54,890	(373)	—	—	54,890	(373)
Mortgage-backed securities	947,314	(3,017)	3,110,765	(31,828)	4,058,079	(34,845)
Total	$1,060,533	$(3,573)	$3,114,006	$(31,834)	$4,174,539	$(35,407)

At March 31, 2020 and December 31, 2019, there were 35 securities and 138 securities, respectively, in an unrealized loss position for 12 months or more.

The amortized cost and fair value of investment securities at March 31, 2020, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$31,833	$31,993	$305	$306
Due after one year through five years	119,381	123,392	—	—
Due after five years through ten years	57,735	60,219	—	—
Due after ten years	6,754	6,784	—	—
Subtotal	215,703	222,388	305	306
Mortgage-backed securities and collateralized mortgage obligations	7,764,537	7,913,986	318,371	314,949
Total	$7,980,240	$8,136,374	$318,676	$315,255

The Company recorded no gain or loss on the sale of securities for the three months ended March 31, 2020 and 2019. As of March 31, 2020, the Company did not own any non-agency collateralized mortgage obligations.

At March 31, 2020 and December 31, 2019, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.67 billion and $5.98 billion and a fair value of $5.78 billion and $5.99 billion at March 31, 2020 and December 31, 2019, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Residential mortgage loans held for sale	$65,035	$80,959

Commercial and industrial	3,218,763	3,205,595
Real estate:
Construction, land development and other land loans	2,051,021	2,064,167
1-4 family residential (includes home equity)	4,444,106	4,306,452
Commercial real estate (includes multi-family residential)	6,576,213	6,556,285
Farmland	467,372	495,558
Agriculture	167,923	185,297
Consumer and other	423,000	398,271
Total loans held for investment, excluding Warehouse Purchase Program	17,348,398	17,211,625
Warehouse Purchase Program	1,713,762	1,552,762
Total loans, including Warehouse Purchase Program	$19,127,195	$18,845,346

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 68.3% of the Company’s total loan portfolio at March 31, 2020. As of March 31, 2020 and December 31, 2019, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of March 31, 2020 and December 31, 2019, loans outstanding to directors, officers and their affiliates totaled $4.1 million and $4.2 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the three months ended March 31, 2020	As of and for the year ended December 31, 2019
	(Dollars in thousands)
Beginning balance on January 1	$4,152	$1,923
New loans	—	1
Transfers	—	2,500
Repayments	(79)	(272)
Ending balance	$4,073	$4,152

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

An aging analysis of past due loans, segregated by category of loan, is presented below:

	March 31, 2020
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$70,850	$—	$70,850	$1,125	$1,979,046	$2,051,021
Warehouse Purchase Program loans	—	—	—	—	1,713,762	1,713,762
Agriculture and agriculture real estate (includes farmland)	3,017	868	3,885	28	631,382	635,295
1-4 family (includes home equity) (1)	39,525	2,213	41,738	26,632	4,440,771	4,509,141
Commercial real estate (includes multi-family residential)	15,284	169	15,453	14,685	6,546,075	6,576,213
Commercial and industrial	7,653	2	7,655	15,720	3,195,388	3,218,763
Consumer and other	11,059	3	11,062	4	411,934	423,000
Total	$147,388	$3,255	$150,643	$58,194	$18,918,358	$19,127,195

	December 31, 2019
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$16,470	$—	$16,470	$1,142	$2,046,555	$2,064,167
Warehouse Purchase Program loans	—	—	—	—	1,552,762	1,552,762
Agriculture and agriculture real estate (includes farmland)	466	—	466	103	680,286	680,855
1-4 family (includes home equity) (1)	43,884	441	44,325	24,413	4,318,673	4,387,411
Commercial real estate (includes multi-family residential)	10,669	—	10,669	12,714	6,532,902	6,556,285
Commercial and industrial	7,249	—	7,249	16,809	3,181,537	3,205,595
Consumer and other	1,708	—	1,708	62	396,501	398,271
Total	$80,446	$441	$80,887	$55,243	$18,709,216	$18,845,346

(1) Includes $65.0 million and $81.0 million of residential mortgage loans held for sale at March 31, 2020 and December 31, 2019, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$58,194	$55,243
Accruing loans 90 or more days past due	3,255	441
Total nonperforming loans	61,449	55,684
Repossessed assets	278	323
Other real estate	5,452	6,936
Total nonperforming assets	$67,179	$62,943

Nonperforming assets to total loans and other real estate	0.35%	0.33%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.39%	0.36%

(1)	Includes troubled debt restructurings of $13.0 million and $13.6 million as of March 31, 2020 and December 31, 2019, respectively.
(2)	There were no nonperforming or troubled debt restructurings of warehouse lines of credit or Warehouse Purchase Program loans for the periods presented.

The Company had $67.2 million in nonperforming assets at March 31, 2020 compared with $62.9 million at December 31, 2019. Nonperforming assets were 0.35% of total loans and other real estate at March 31, 2020 compared with 0.33% of total loans and other real estate at December 31, 2019.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $869 thousand and $602 thousand would have been recorded as income for the three months ended March 31, 2020 and 2019, respectively. The Company had $58.2 million in nonaccrual loans at March 31, 2020 compared with $37.5 million at March 31, 2019.

Acquired Loans.  Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default, and recovery rates. During the valuation process, the Company identified purchased credit deteriorated (“PCD”) and Non-PCD loans in the acquired loan portfolios. Loans acquired with evidence of credit quality deterioration at acquisition for which it was probable that the Company would not be able to collect all contractual amounts due were accounted for as PCD. PCD loan identification considers the following factors: payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality since origination. Non-PCD loan identification considers the following factors: account types, remaining terms, annual interest rates or coupons, current market rates, interest types, past delinquencies, timing of principal and interest payments, loan to value ratios, loss exposures and remaining balances. Accretion of purchased yield discounts on PCD loans will be based on future cash flows, taking into account contractual maturities. Accretion of purchased discounts on Non-PCD loans will be recognized on a level-yield basis based on contractual maturity of individual loans.

PCD Loans.  The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
PCD loans:
Outstanding balance	$355,160	$410,785
Discount (1)	(29,460)	(167,320)	(2)
Recorded investment	$325,700	$243,465

(1)	ASU 2016-13 became effective for the Company on January 1, 2020.
(2)	Includes $131.8 million in PCD loans credit discount.

Changes in the accretable yield for acquired PCD loans for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$35,654	$1,534
Adjustments	(175)	19
Accretion	(6,019)	(319)
Balance at March 31,	$29,460	$1,234

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered non-performing or impaired. The adoption of ASU 2016-13, “Financial Instruments-Credit-Losses (ASC Topic 326) – Measurement of Credit Losses on Financial Instruments” (“CECL”) resulted in $131.8 million of the total PCD discount as of December 31, 2019 being reallocated to the allowance for credit losses. The PCD discount reflected above as of March 31, 2020, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$5,744,368	$6,102,540
Discount	(87,613)	(110,130)
Recorded investment	$5,656,755	$5,992,410

Changes in the discount accretion for Non-PCD loans for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$110,130	$14,833
Accretion charge-offs	(54)	—
Accretion	(22,463)	(1,474)
Balance at March 31,	$87,613	$13,359

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

The following table presents loans by risk grade and category of loan at March 31, 2020. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCD loan that has deteriorated since the acquisition date.

	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$29	$—	$—	$29
Grade 2	—	1,119	—	90	135	362	—	—	1,706
Grade 3	215,615	818,291	437,168	125,916	28,173	64,486	132,231	624	1,822,504
Grade 4	3,829	28,601	31,715	122,176	3,763	9,340	12,566	—	211,990
Grade 5	—	—	2,564	—	—	363	—	—	2,927
Grade 6	—	—	—	—	602	1,688	—	—	2,290
Grade 7	—	—	—	—	—	390	734	—	1,124
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	7,875	129	447	—	—	—	—	8,451
Total	$219,444	$855,886	$471,576	$248,629	$32,673	$76,658	$145,531	$624	$2,051,021

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$167	$2,099	$298	$258	$—	$1	$9,019	$—	$11,842
Grade 2	—	—	13	358	8	1,756	—	—	2,135
Grade 3	26,553	100,074	78,662	62,508	59,832	126,263	82,030	4	535,926
Grade 4	5,561	10,223	4,704	2,555	6,860	23,985	17,707	1,158	72,753
Grade 5	637	4,190	329	—	—	990	2,929	—	9,075
Grade 6	1,331	—	—	—	186	188	—	—	1,705
Grade 7	—	—	28	—	—	—	—	—	28
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	978	223	—	—	—	312	318	—	1,831
Total	$35,227	$116,809	$84,034	$65,679	$66,886	$153,495	$112,003	$1,162	$635,295

1-4 Family (includes Home Equity) (1)
Grade 1	$100	$—	$—	$—	$—	$—	$204	$—	$304
Grade 2	292	775	1,018	895	265	9,918	1,136	—	14,299
Grade 3	255,393	1,011,615	715,736	589,506	556,826	1,097,425	146,389	1,470	4,374,360
Grade 4	724	14,698	7,402	12,131	10,200	33,866	1,636	521	81,178
Grade 5	—	224	2,052	1,282	111	2,112	—	—	5,781
Grade 6	—	29	—	333	138	1,948	24	—	2,472
Grade 7	—	1,787	1,173	2,501	1,159	13,834	3,509	—	23,963
Grade 8	—	—	—	—	10	93	—	—	103
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	264	5,366	1,051	—	6,681
Total	$256,509	$1,029,128	$727,381	$606,648	$568,973	$1,164,562	$153,949	$1,991	$4,509,141

	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$1,385	$—	$—	$1,385
Grade 2	5,862	935	—	7,948	209	4,986	—	—	19,940
Grade 3	127,368	1,161,018	1,183,252	1,106,578	653,077	1,362,652	120,075	—	5,714,020
Grade 4	9,140	34,890	67,523	129,964	164,600	246,546	17,749	—	670,412
Grade 5	—	—	2,259	12,909	4,251	14,463	—	—	33,882
Grade 6	—	3,745	1,250	196	3,239	11,153	1,500	—	21,083
Grade 7	—	6	—	17	14,412	224	—	—	14,659
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	27,593	21,709	5,476	27,168	578	18,308	—	—	100,832
Total	$169,963	$1,222,303	$1,259,760	$1,284,780	$840,366	$1,659,717	$139,324	$—	$6,576,213

Commercial and Industrial
Grade 1	$9,544	$19,031	$5,023	$1,221	$921	$46,114	$22,818	$35	$104,707
Grade 2	341	221	1,280	1,697	1,497	1,534	85,570	—	92,140
Grade 3	66,617	428,024	246,098	125,966	97,689	164,771	1,337,870	518	2,467,553
Grade 4	17,653	56,789	24,562	24,629	11,193	32,869	132,853	483	301,031
Grade 5	2,087	18,781	840	241	376	21	4,298	—	26,644
Grade 6	25	581	2,828	—	122	2,509	27,007	—	33,072
Grade 7	—	758	12,577	872	929	284	99	—	15,519
Grade 8	—	—	—	—	13	—	—	—	13
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	996	22,175	9,685	11,769	3,750	1,140	128,569	—	178,084
Total	$97,263	$546,360	$302,893	$166,395	$116,490	$249,242	$1,739,084	$1,036	$3,218,763

Consumer and Other
Grade 1	$6,476	$20,300	$6,398	$3,273	$1,913	$1,192	$1,393	$—	$40,945
Grade 2	1,707	10,878	1,011	41,282	1,676	—	1,467	—	58,021
Grade 3	13,862	80,824	39,194	27,396	9,741	19,122	72,968	147	263,254
Grade 4	1,293	4,925	31	5	120	174	21,057	—	27,605
Grade 5	—	—	72	18	—	—	1,717	—	1,807
Grade 6	—	1,534	—	—	—	—	1	—	1,535
Grade 7	—	1	7	—	—	1	3	—	12
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	4,385	8,947	—	—	—	—	16,489	—	29,821
Total	$27,723	$127,409	$46,713	$71,974	$13,450	$20,489	$115,095	$147	$423,000

	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	1,713,762	—	—	—	—	—	—	—	1,713,762
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$1,713,762	$—	$—	$—	$—	$—	$—	$—	$1,713,762

Total
Grade 1	$16,287	$41,430	$11,719	$4,752	$2,834	$48,721	$33,434	$35	$159,212
Grade 2	8,202	13,928	3,322	52,270	3,790	18,556	88,173	—	188,241
Grade 3	2,419,170	3,599,846	2,700,110	2,037,870	1,405,338	2,834,719	1,891,563	2,763	16,891,379
Grade 4	38,200	150,126	135,937	291,460	196,736	346,780	203,568	2,162	1,364,969
Grade 5	2,724	23,195	8,116	14,450	4,738	17,949	8,944	—	80,116
Grade 6	1,356	5,889	4,078	529	4,287	17,486	28,532	—	62,157
Grade 7	—	2,552	13,785	3,390	16,500	14,733	4,345	—	55,305
Grade 8	—	—	—	—	23	93	—	—	116
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	33,952	60,929	15,290	39,384	4,592	25,126	146,427	—	325,700
Total	$2,519,891	$3,897,895	$2,892,357	$2,444,105	$1,638,838	$3,324,163	$2,404,986	$4,960	$19,127,195

(1) Includes $65.0 million of residential mortgage loans held for sale at March 31, 2020.

Allowance for Credit Losses on Loans. The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of March 31, 2020 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

The Company’s allowance for credit losses on loans consists of two components: (1) a specific valuation allowance based on probable losses on specifically identified loans and (2) a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company.

In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the total loan portfolio and assigns risk grades to each loan. Through this loan review process, the Company maintains an internal list of impaired loans, which along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For certain impaired loans, the Company allocates a specific loan loss reserve primarily based on the value of the collateral securing the impaired loan in accordance with ASC Topic 326-20, “Financial Instruments - Credit Losses.” The specific reserves are determined on an individual loan basis. Loans for which specific reserves are provided are excluded from the general valuation allowance described below.

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

In determining the amount of the general valuation allowance, management considers factors such as historical lifetime loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions and other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 326, “Financial Instruments – Credit Losses.” Historical lifetime loan loss experience is determined by utilizing an open-pool (“cumulative loss rate”) methodology. Adjustments to the historical lifetime loan loss experience are made for differences in current loan pool risk characteristics such as portfolio concentrations, delinquency, non-accrual, and watch list levels, as well as changes in current and forecasted economic conditions such as unemployment rates, property and collateral values, and other indices relating to economic activity. The utilization of reasonable and supportable forecasts includes an immediate reversion to lifetime historical loss rates. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The Company uses this information to establish the amount of the general valuation allowance. At March 31, 2020, the allowance for credit losses on loans totaled $327.2 million or 1.71% of total loans, including acquired loans with discounts.  At December 31, 2019, the allowance for credit losses on loans totaled $87.5 million or 0.46% of total loans, including acquired loans with discounts.

The following table details activity in the allowance for credit losses on loans by category of loan for the three months ended March 31, 2020 and 2019.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Beginning balance, prior to adoption of ASC 326	$14,654	$2,971	$15,277	$12,332	$40,445	$1,790	$87,469
Impact of adoption ASC 326	14,075	2,797	8,267	48,990	139,624	26,785	240,538
Provision for credit losses	—	—	—	—	—	—	—
Charge-offs	—	(31)	(29)	—	(611)	(1,316)	(1,987)
Recoveries	12	32	24	81	639	398	1,186
Net charge-offs	12	1	(5)	81	28	(918)	(801)
Balance March 31, 2020	$28,741	$5,769	$23,539	$61,403	$180,097	$27,657	$327,206

Three Months Ended
Balance December 31, 2018	$15,582	$3,693	$14,135	$11,220	$40,223	$1,587	$86,440
Provision for credit losses	610	(1,687)	317	369	555	536	700
Charge-offs	(44)	(10)	(6)	—	(1,957)	(892)	(2,909)
Recoveries	44	1,288	9	1	238	280	1,860
Net charge-offs	—	1,278	3	1	(1,719)	(612)	(1,049)
Balance March 31, 2019	$16,192	$3,284	$14,455	$11,590	$39,059	$1,511	$86,091

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance also includes estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is informed by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund is informed by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of March 31, 2020, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposure, compared with $5.6 million as of December 31, 2019. This allowance for credit losses on off-balance sheet credit exposure is a separate line item on the Company’s consolidated balance sheet. As of March 31, 2020, the Company had $1.82 billion in commitments expected to fund.

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Under ASC Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring. As of March 31, 2020 and 2019, respectively, the Company had $13.0 million and $14.8 million, in outstanding troubled debt restructurings. The following table presents information regarding the recorded investment of loans modified as troubled debt restructurings during the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020			2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate (includes farmland)	—	—	—	—	—	—
1-4 Family (includes home equity)	—	—	—	—	—	—
Commercial real estate (includes multi-family residential)	—	—	—	—	—	—
Commercial and industrial	—	—	—	1	14,783	14,783
Consumer and other	—	—	—	—	—	—
Total	—	$—	$—	1	$14,783	$14,783

As of March 31, 2020, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications generally relate to extending the amortization periods of the loans, which includes loans modified during bankruptcy. For the three months ended March 31, 2020, the Company did not add any loans as new troubled debt restructurings. For the three months ended March 31, 2019, the Company added one loan totaling $14.8 million as a new troubled debt restructuring, of which $14.8 million remained outstanding at March 31, 2019. The Company did not grant principal reductions on any restructured loans at the time of modification. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

Under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), banks may elect to deem that loan modifications do not result in troubled debt restructurings if they are (1) related to the novel strain of coronavirus disease (“COVID-19”); (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the COVID-19 national emergency declaration by the President of the United States or (B) December 31, 2020. Additionally, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40 and federal banking agencies’ interagency guidance. These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The Company's troubled debt restructurings noted above do not include loans that are short-term modifications related to COVID-19.

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$306	$—	$306
Collateralized mortgage obligations	—	266,467	—	266,467
Mortgage-backed securities	—	48,482	—	48,482
Total	$—	$315,255	$—	$315,255

Derivative financial instruments:
Interest rate lock commitments	$—	$1,420	$—	$1,420
Forward mortgage-backed securities trades	—	—	—	—
Loan customer counterparty	—	14,173	—	14,173
Financial institution counterparty	—	—	—	—
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$3	$—	$3
Forward mortgage-backed securities trades	—	1,483	—	1,483
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	14,173	—	14,173

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$471	$—	$471
Collateralized mortgage obligations	—	235,773	—	235,773
Mortgage-backed securities	—	51,419	—	51,419
Total available for sale securities	$—	$287,663	$—	$287,663

Derivative financial instruments:
Interest rate lock commitments	$—	305	$—	305
Forward mortgage-backed securities trades	—	3	—	3
Loan customer counterparty	—	4,829	—	4,829
Financial institution counterparty	—	240	—	240
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	83	—	83
Loan customer counterparty	—	240	—	240
Financial institution counterparty	—	4,829	—	4,829

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment.  For the three months ended March 31, 2020, the Company had additions to other real estate owned of $112 thousand, of which $92 thousand were outstanding as of March 31, 2020. For the three months ended March 31, 2020, the Company had additions to impaired loans of $11.5 million, all of which was still outstanding as of March 31, 2020. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2020 and remained outstanding at March 31, 2020 were not significant.

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of March 31, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$381,458	$381,458	$—	$—	$381,458
Federal funds sold	676	676	—	—	676
Held to maturity securities	7,980,240	—	8,136,374	—	8,136,374
Loans held for sale	65,035	—	65,035	—	65,035
Loans held for investment, net of allowance	17,021,192	—	—	16,714,427	16,714,427
Loans held for investment - Warehouse Purchase Program	1,713,762	—	1,713,762	—	1,713,762
Other real estate owned	5,452	—	5,452	—	5,452
Liabilities
Deposits:
Noninterest-bearing	$7,461,323	$—	$7,461,323	$—	$7,461,323
Interest-bearing	16,365,034	—	16,396,178	—	16,396,178
Other borrowings	1,338,429	—	1,338,686	—	1,338,686
Securities sold under repurchase agreements	344,695	—	344,739	—	344,739
Subordinated notes	125,585	—	125,732	—	125,732

	As of December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$573,589	$573,589	$—	$—	$573,589
Federal funds sold	519	519	—	—	519
Held to maturity securities	8,282,393	—	8,303,851	—	8,303,851
Loans held for sale	80,959	—	80,959	—	80,959
Loans held for investment, net of allowance	17,124,156	—	—	17,045,523	17,045,523
Loans held for investment - Warehouse Purchase Program	1,552,762	—	1,552,762	—	1,552,762
Other real estate owned	6,936	—	6,936	—	6,936
Liabilities
Deposits:
Noninterest-bearing	$7,763,894	$—	$7,763,894	$—	$7,763,894
Interest-bearing	16,435,838	—	16,437,453	—	16,437,453
Other borrowings	1,303,730	—	1,303,941	—	1,303,941
Securities sold under repurchase agreements	377,294	—	377,302	—	377,302
Subordinated notes	125,804	—	125,743	—	125,743

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

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2020. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the three months ended March 31, 2020 and the year ended December 31, 2019 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2018	$1,900,845	$32,883
Less:
Amortization	—	(6,537)
Add:
LegacyTexas Merger	1,322,826	60,058
Balance as of December 31, 2019	3,223,671	86,404
Less:
Amortization	—	(3,363)
Add:
Measurement period adjustment of LegacyTexas Merger	(527)	—
Balance as of March 31, 2020	$3,223,144	$83,041

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2020, there was no impairment recorded on goodwill and core deposit intangibles.

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $3.4 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of March 31, 2020 is as follows (dollars in thousands):

Remaining 2020	$9,806
2021	11,551
2022	10,336
2023	9,360
2024	8,699
Thereafter	33,289
Total	$83,041

8. STOCK–BASED COMPENSATION

At March 31, 2020, the Company had two stock-based employee compensation plan with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), subject to approval by the Company’s shareholders. The Company’s shareholders approved the 2020 Plan at the annual meeting of shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of March 31, 2020, no options or other awards have been granted under the 2020 Plan.

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of March 31, 2020, a total of 357,013 shares of common stock have been issued pursuant to vested awards; and 506,362 shares of unvested restricted stock have been granted under the 2012 Plan.  The Company does not plan to make any further awards pursuant to the 2012 Plan.

As of March 31, 2020, the Company had no stock options outstanding. Stock-based compensation expense related to restricted stock was $3.3 million and $2.8 million during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $14.8 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.54 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments as of March 31, 2020 (other than deposit obligations and securities sold under repurchase agreements) are summarized below. The Company’s future cash payments associated with its contractual obligations pursuant to its subordinated notes and Federal Home Loan Bank (“FHLB”) advances and notes payable as of March 31, 2020 are summarized below. The future interest payments were calculated using the current rate in effect at March 31, 2020. Payments for the subordinated notes include interest of $40.3 million that will be due over the future periods. Payments for FHLB notes payable include interest of $299 thousand that will be paid over the future periods. The payments do not include pre-payment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Subordinated notes	$6,875	$13,750	$13,750	$130,958	$165,333
Federal Home Loan Bank advances and notes payable	1,336,237	1,642	596	29	1,338,504
Total	$1,343,112	$15,392	$14,346	$130,987	$1,503,837

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 18 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company does not have any sublease arrangements. As of March 31, 2020, operating lease ROU assets and lease liabilities were approximately $54 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of March 31, 2020, the weighted average remaining lease terms of the Company’s operating leases were 8.0 years. The weighted average discount rate used to determine the lease liabilities as of March 31, 2020 for the Company’s operating leases was 2.49%. Cash paid for the Company’s operating leases for the three months ended March 31, 2020 and March 31, 2019 was $3.6 million and $1.4 million, respectively.  The Company obtained $1.5 million in ROU assets in exchange for lease liabilities for three operating leases during the three months ended March 31, 2020.

The Company’s future undiscounted cash payments associated with its operating leases as of March 31, 2020 are summarized below (dollars in thousands).

Remaining 2020	$7,660
2021	9,523
2022	8,998
2023	8,250
2024	7,369
2025	6,978
Thereafter	18,247
Total undiscounted lease payments	$67,025

The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2019 (dollars in thousands):

2020	$10,137
2021	9,169
2022	8,641
2023	7,998
2024	7,119
Thereafter	24,996
Total non-cancelable lease payments	$68,060

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of March 31, 2020 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans, allowance for credit losses on off-balance sheet credit exposure and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$104,592	$10,531	$1,619	$—	$116,742
Unused capacity on Warehouse Purchase Program loans	858,238	—	—	—	858,238
Commitments to extend credit	1,854,275	936,045	291,181	1,238,653	4,320,154
Total	$2,817,105	$946,576	$292,800	$1,238,653	$5,295,134

The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company’s consolidated statement of income. At March 31, 2020 and December 31, 2019, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in “Allowance for credit losses on off-balance sheet credit exposure” on the Company’s consolidated balance sheet, totaled $29.9 million and $5.6 million, respectively.

10. OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income were as follows:

	Three Months Ended March 31,
	2020			2019
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive (loss) income:
Securities available for sale:
Change in unrealized gain during period	$(4,183)	$878	$(3,305)	$503	$(106)	$397
Total securities available for sale	(4,183)	878	(3,305)	503	(106)	397
Total other comprehensive (loss) income	$(4,183)	$878	$(3,305)	$503	$(106)	$397

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at December 31, 2019	$602	$602
Other comprehensive loss	(3,305)	(3,305)
Balance at March 31, 2020	$(2,703)	$(2,703)

Balance at December 31, 2018	$310	$310
Other comprehensive income	397	397
Balance at March 31, 2019	$707	$707

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$55,892	$1,420	$3	$9,438	$305	$—
Forward mortgage-backed securities trades	74,250	—	1,483	40,750	3	83
Commercial loan interest rate swaps and caps:
Loan customer counterparty	230,760	14,173	—	231,345	4,829	240
Financial institution counterparty	230,760	—	14,173	231,345	240	4,829

These financial instruments are not designated as hedging instruments and are used for asset and liability management and commercial customers’ financing needs. All derivatives are carried at fair value in either other assets or other liabilities.

Interest rate lock commitments (“IRLCs”) - In the normal course of business, the Company enters into interest rate lock commitments with consumers to originate mortgage loans at a specified interest rate. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company.

Forward mortgage-backed securities trades - The Company manages the changes in fair value associated with changes in interest rates related to IRLCs by using forward sold commitments known as forward mortgage-backed securities trades. These instruments are typically entered into at the time the interest rate lock commitment is made.

Interest rate swaps and caps - These derivative positions relate to transactions in which the Company enters into an interest rate swap or cap with a customer, while at the same time entering into an offsetting interest rate swap or cap with another financial institution. An interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. In connection with each swap, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. In connection with each interest rate cap, the Company sells a cap to the customer and agrees to pay interest if the underlying index exceeds the strike price defined in the cap agreement. Simultaneously the Company purchases a cap with matching terms from another financial institution that agrees to pay the Company if the underlying index exceeds the strike price.

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at March 31, 2020 and December 31, 2019 are presented in the following table.

	Weighted-Average Interest Rate
	March 31, 2020		December 31, 2019
	Received	Paid	Received	Paid
Loan customer counterparty	3.18%	2.36%	3.42%	2.86%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $14.2 million at March 31, 2020 and $4.8 million at December 31, 2019. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was zero at March 31, 2020. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps of $14.3 million at March 31, 2020 and $9.3 million at December 31, 2019, is in excess of the Company’s credit exposure.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-back securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2020	2019
Interest rate lock commitments	$1,112	$—
Forward mortgage-backed securities trades	(1,937)	—

12. ACQUISITIONS

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

2019 Acquisition

Merger with LegacyTexas Financial Group, Inc. — On November 1, 2019, LegacyTexas Financial Group, Inc. merged into Prosperity Bancshares and LegacyTexas Bank merged into the Bank. LegacyTexas was headquartered in Plano, Texas and operated 42 locations in 19 North Texas cities in and around the Dallas-Fort Worth area. As of September 30, 2019, LegacyTexas, on a consolidated basis, reported total assets of $10.5 billion, total gross loans of $9.1 billion, total deposits of $6.5 billion and shareholders’ equity of $1.2 billion.

Pursuant to the terms of the merger agreement, Bancshares issued 26,228,148 shares of Bancshares common stock, with a closing price of $69.02 per share on November 1, 2019, plus $318.0 million in cash, comprised of $308.6 million in cash and $9.4 million in cash for taxes withheld, for all outstanding shares of LegacyTexas.

The assets and liabilities of LegacyTexas were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. As of March 31, 2020, the following table presents the amounts recorded on the consolidated balance sheet on the acquisition date (dollars in thousands).

	Initially Recorded at Acquisition Date	Measurements Period Adjustments	Adjusted Values as of March 31, 2020

Fair value of consideration paid:
Common stock issued (26,228,148 shares)	$1,810,267	$—	$1,810,267
Cash	318,018	—	318,018
Total consideration paid	$2,128,285	$—	$2,128,285

Fair value of assets acquired:
Cash and due from banks	$228,649	$—	$228,649
Securities held to maturity	472,933	—	472,933
Loans held for sale	60,818	—	60,818
Loans held for investment	6,771,080	—	6,771,080
Loans held for investment - Warehouse Purchase Program	1,693,049	—	1,693,049
Bank premises and equipment	67,347	—	67,347
Other real estate owned	4,876	—	4,876
Core deposit intangibles	60,058	—	60,058
Federal Home Loan Bank stock	117,939	—	117,939
Bank owned life insurance and other assets	242,592	(139)	242,453
Total assets acquired	9,719,341	(139)	9,719,202

Fair value of liabilities assumed:
Deposits	6,434,732	—	6,434,732
Other borrowings	2,078,682	—	2,078,682
Securities sold under repurchase agreements	57,670	—	57,670
Trust preferred securities	15,376	—	15,376
Subordinated notes	125,950	—	125,950
Other liabilities	201,472	(666)	200,806
Total liabilities assumed	8,913,882	(666)	8,913,216
Fair value of net assets acquired	$805,459	$527	$805,986
Goodwill resulting from acquisition	$1,322,826	$(527)	$1,322,299

The measurement period adjustments noted in the table above was a result of information obtained subsequent to the Company’s initial reporting of provisional fair values but prior to finalizing the fair values in accordance with ASC 805, Business Combinations. Such information was determined to be a condition in existence as of acquisition date.

As of March 31, 2020, the Company recognized goodwill of $1.32 billion, which is subject to subsequent fair value adjustments. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. The goodwill is not deductible for tax purposes. Additionally, as of March 31, 2020, total core deposit intangibles related to LegacyTexas were $56.4 million.

Merger Related Expenses: The Company incurred $544 thousand and $46.4 million of pre-tax merger related expenses during the three months ended March 31, 2020 and year ended December 31, 2019, respectively. The merger expenses are reflected on the Company’s income statement for the applicable periods under Merger related expenses, which consist of salaries and benefits, data processing and professional and legal fees.

Pro Forma Information: Operations of LegacyTexas have been included in the consolidated financial statements since November 1, 2019. The amount of revenue (net interest income plus non-interest income) derived from LegacyTexas since the acquisition date included in the consolidated income statement for the three months ended March 31, 2020 and year ended December 31, 2019 was approximately $106.2 million and $79.7 million, respectively.

The following pro forma information presents the results of operations for the three months ended March 31, 2019, as if the Merger had occurred on January 1, 2019 (dollars in thousands, except per share amounts).

Three Months Ended March 31, 2019
Net interest income	$265,247
Net income	95,769
Basic earnings per share	1.00
Diluted earnings per share	1.00

The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the Merger occurred on January 1, 2019, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the acquisition. These pro forma results require significant estimates and judgments particularly as it relates to valuation and accretion of income associated with acquired loans. Pro forma adjustments principally included:

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

•	Reporting merger related expenses as if they were incurred on January 1, 2019.

13. SUBSEQUENT EVENTS

COVID-19 Pandemic

In December 2019, COVID-19 was first reported in Wuhan, Hubei Province, China. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, the U.S. President announced a national emergency relating to the pandemic. On March 13, the Texas governor signed a proclamation certifying that COVID-19 poses an imminent threat of disaster in the state and declaring a state of disaster for all counties in Texas. The Bank is considered an essential business and is closely monitoring the latest developments regarding COVID-19. The health and safety of the Bank’s associates, customers, and communities are of utmost importance, and the Bank remains committed to providing uninterrupted service. Additionally, the Bank has continuity plans in place to ensure critical operations are able to continue without disruption. The COVID-19 pandemic has resulted in significant economic uncertainties that could negatively impact the Company’s operating income, financial condition and cash flows.

As a result of COVID-19, the CARES Act was signed into law on March 27, 2020 by the President of the United States. The CARES Act provides assistance for American workers, families and small businesses. The Paycheck Protection Program (“PPP”) established by the CARES Act, is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury.  This program provides small businesses with funds to pay up to 8 weeks of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities. The PPP loans have a two-year term and earn interest at 1%. The loans are eligible for early forgiveness by the SBA as provided by the CARES Act and related regulations and guidance. Additionally, the Bank is entitled to a per loan processing fee based on a tiered schedule ranging from 5% to 1% of the loan balance. As of May 6, 2020, the Company has obtained SBA approvals on approximately 10,735 loans totaling $1.4 billion. The Company has also provided relief through loan extensions and deferrals.

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

•

the effect, impact, potential duration or other implications of the COVID-19 pandemic, including any actions undertaken by federal, state and local governmental authorities in response to the pandemic;

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
•

acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control, including the COVID-19 pandemic; and

•

other risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, in this report under “Risk Factors” in Part II, Item 1A, or in the Company’s other reports and documents filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Part I, Item 1 of this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank. The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of March 31, 2020, the Bank operated 285 full-service banking locations; with 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 33 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; 8 in the Tulsa, Oklahoma area; and 42 in the Dallas/Fort Worth area doing business as LegacyTexas Bank. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $31.74 billion at March 31, 2020 compared with $32.19 billion at December 31, 2019, a decrease of $442.2 million or 1.4%. Total loans were $19.13 billion at March 31, 2020 compared with $18.85 billion at December 31, 2019, an increase of $281.8 million or 1.5%. Total deposits were $23.83 billion at March 31, 2020 compared with $24.20 billion at December 31, 2019, a decrease of $373.4 million or 1.5%. Total shareholders’ equity was $5.86 billion at March 31, 2020 compared with $5.97 billion at December 31, 2019, a decrease of $115.3 million or 1.9%.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are integral to understanding the results reported. The Company’s accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

Allowance for Credit Losses — The allowance for credit losses is accounted for in accordance with FASB ASC 326, Measurement of Credit Losses on Financial Instruments. The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on probable losses on impaired loans; and (2) a general valuation allowance based on historical lifetime loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. For further discussion of the methodology used in the determination of the allowance for credit losses, see “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses”, “Financial Condition—Allowance for Credit Losses” sections below and Note 3 to the consolidated financial statements.

Accounting for Acquired Loans and the Allowance for Acquired Credit Losses — The Company accounts for its acquisitions using the acquisition method of accounting. Accordingly, the assets, including loans, and liabilities of the acquired entity were recorded at their fair values at the acquisition date. These fair value estimates associated with acquired loans, and based on a discounted cash flow model, include estimates related to market interest rates and undiscounted projections of future cash flows that incorporate expectations of prepayments and the amount and timing of principal, interest and other cash flows, as well as any shortfalls thereof. On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments” (“CECL”). Upon adoption of CECL, all loans accounted for under ASC 310-20 were included in the allowance for credit losses methodology, with no offset provided for any remaining fair value marks. In addition, all loans previously accounted for under ASC 310-30 had their credit marks reclassified to be included in the allowance for credit losses. For further discussion of the methodology used in the determination of the allowance for credit losses for acquired loans, see “Financial Condition—Allowance for Credit Losses” below. For further discussion of the Company’s acquisition and loan accounting, see Note 5 to the consolidated financial statements.

Fair Values of Financial Instruments—The Company determines the fair market values of financial instruments based on the fair value hierarchy established, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. Level 1 inputs include quoted active market prices, where available. If such quoted market prices are not available, Level 2 inputs are used. These inputs are based upon internally developed analytical tools that primarily use observable, market-based parameters. Level 3 inputs are unobservable inputs which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

RECENT ACQUISITIONS

Merger with LegacyTexas Financial Group, Inc.—On November 1, 2019, LegacyTexas Financial Group, Inc. (“LegacyTexas”), merged with Prosperity Bancshares and LegacyTexas Bank merged with the Bank (collectively, the “Merger”). LegacyTexas was headquartered in Plano, Texas and operated 42 locations in 19 North Texas cities in and around the Dallas-Fort Worth area. As of September 30, 2019, LegacyTexas, on a consolidated basis, reported total assets of $10.5 billion, total gross loans of $9.1 billion, total deposits of $6.5 billion and shareholders’ equity of $1.2 billion.

Pursuant to the terms of the merger agreement, Bancshares issued 26,228,148 shares of Bancshares common stock with a closing price of $69.02 per share plus $318.0 million in cash, made up of $308.6 million in cash and $9.4 million cash in taxes withheld, for all outstanding shares of LegacyTexas. This resulted in goodwill of $1.32 billion as of March 31, 2020, which was subject to subsequent fair value adjustments. Additionally, as of March 31, 2020, total core deposit intangibles related to LegacyTexas were $56.4 million.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, Hubei Province, China. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, the U.S. President announced a national emergency relating to the pandemic. On March 13, the Texas governor signed a proclamation certifying that COVID-19 poses an imminent threat of disaster in the state and declaring a state of disaster for all counties in Texas. The Bank is considered an essential business and is closely monitoring the latest developments regarding COVID-19. The health and safety of the Bank’s associates, customers, and communities are of utmost importance, and the Bank remains committed to providing uninterrupted service. Additionally, the Bank has continuity plans in place to ensure critical operations are able to continue without disruption. The COVID-19 pandemic has resulted in significant economic uncertainties that could negatively impact the Company’s operating income, financial condition and cash flows.

As a result of COVID-19, the CARES Act was signed into law on March 27, 2020 by the President of the United States. The CARES Act provides assistance for American workers, families and small businesses. The Paycheck Protection Program (“PPP”) established by the CARES Act, is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury.  This program provides small businesses with funds to pay up to 8 weeks of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities. The PPP loans have a two-year term and earn interest at 1%. The loans are eligible for early forgiveness by the SBA as provided by the CARES Act and related regulations and guidance. Additionally, the Bank is entitled to a per loan processing fee based on a tiered schedule ranging from 5% to 1% of the loan balance. As of May 6, 2020, the Company has obtained SBA approvals on approximately 10,735 loans totaling $1.4 billion. The Company has also provided relief through loan extensions and deferrals.

RESULTS OF OPERATIONS

Net income available to common shareholders was $130.8 million for the quarter ended March 31, 2020 compared with $82.4 million for the same period in 2019, an increase of $48.4 million or 58.8%. Net income per diluted common share was $1.39 for the quarter ended March 31, 2020 compared with $1.18 for the same period in 2019, an increase of 17.8%, primarily due to the Merger. The Company posted annualized returns on average common equity of 8.86% and 8.05%, annualized returns on average assets of 1.67% and 1.46% and efficiency ratios of 42.90% and 42.94% for the quarters ended March 31, 2020 and 2019, respectively. The efficiency ratio is calculated by dividing total non-interest expense by the sum of net interest income and non-interest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale of assets and securities are not included. Additionally, taxes are not part of this calculation.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended March 31, 2020

Net interest income before the provision for credit losses was $256.0 million for the quarter ended March 31, 2020, an increase of $101.1 million or 65.3%, compared with $154.9 million for the same period in 2019. The increase was primarily due to the Merger and the increase in loan discount accretion of $26.7 million.

Interest income on loans was $247.2 million for the quarter ended March 31, 2020, an increase of $117.1 million or 90.1%, compared with $130.1 million for the same period in 2019. The increase was primarily due to the Merger and the increase in loan discount accretion of $26.7 million.

Interest income on securities was $48.3 million for the quarter ended March 31, 2020, a decrease of $7.3 million or 13.2%, compared with $55.6 million for the same period in 2019. This decrease was primarily due to lower average securities balances and lower yields.

Average interest-bearing liabilities were $17.69 billion for the quarter ended March 31, 2020, an increase of $4.88 billion or 38.2%, compared with $12.80 billion for the same period in 2019, primarily due to the Merger. The net interest margin on a tax-equivalent basis was 3.81% for the quarter ended March 31, 2020, an increase of 61 basis points or 19.1% compared to 3.20% for the same period in 2019.

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

	Three Months Ended March 31,
	2020			2019
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$66,917	$632	3.80%	$24,993	$305	4.95%
Loans held for investment	17,263,098	236,517	5.51%	10,367,242	129,760	5.08%
Loans held for investment - Warehouse Purchase Program	1,120,324	10,094	3.62%	—	—	—
Total loans	18,450,339	$247,243	5.39%	$10,392,235	$130,065	5.08%
Investment securities	8,434,196	48,282	2.30%	9,299,963	55,648	2.43%
Federal funds sold and other earning assets	223,631	713	1.28%	71,842	402	2.27%
Total interest-earning assets	27,108,166	296,238	4.40%	19,764,040	186,115	3.82%
Allowance for credit losses on loans (2)	(328,005)			(86,507)
Noninterest-earning assets	4,577,251			2,864,039
Total assets	$31,357,412			$22,541,572

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,990,376	$7,096	0.57%	$4,148,377	$6,812	0.67%
Savings and money market deposits	7,965,440	14,122	0.71%	5,472,789	11,184	0.83%
Certificates and other time deposits	3,404,748	13,800	1.63%	2,062,753	7,132	1.40%
Federal funds purchased and other borrowings	832,961	2,932	1.42%	844,873	5,317	2.55%
Securities sold under repurchase agreements	366,615	757	0.83%	272,630	759	1.13%
Subordinated notes	125,694	1,500	4.80%	—	—	—
Total interest-bearing liabilities	17,685,834	40,207	0.91%	12,801,422	31,204	0.99%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	7,491,798			5,557,821
Allowance for credit losses on off-balance sheet credit exposures (2)	13,009			—
Other liabilities	262,523			86,868
Total liabilities	25,453,164			18,446,111
Shareholders' equity	5,904,248			4,095,461
Total liabilities and shareholders' equity	$31,357,412			$22,541,572

Net interest rate spread			3.49%			2.83%
Net interest income and margin (3) (4)		$256,031	3.80%		$154,911	3.18%
Net interest income and margin (tax equivalent) (5)		$256,754	3.81%		$155,774	3.20%

(1) Annualized and based on average balances on an actual 365-day or 366-day basis for the three months ended March 31, 2020 and 2019.

(2) ASU 2016-13 became effective for the Company on January 1, 2020.

(3) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(4) The net interest margin is equal to net interest income divided by average interest-earning assets.

(5) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21%.

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

	Three Months Ended March 31,
	2020 vs. 2019
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$515	$(188)	$327
Loans held for investment(1)	87,032	19,725	106,757
Loans held for investment - Warehouse Purchase Program	10,094	—	10,094
Investment securities (1)	(5,224)	(2,142)	(7,366)
Federal funds sold and other earning assets	858	(547)	311
Total increase in interest income	93,275	16,848	110,123

Interest-Bearing Liabilities:
Interest-bearing demand deposits	1,394	(1,110)	284
Savings and money market deposits	5,136	(2,198)	2,938
Certificates and other time deposits (1)	4,678	1,990	6,668
Other borrowings	(75)	(2,310)	(2,385)
Securities sold under repurchase agreements	264	(266)	(2)
Subordinated notes and junior subordinated debentures	1,500	—	1,500
Total increase (decrease) in interest expense	12,897	(3,894)	9,003
Increase in net interest income	$80,378	$20,742	$101,120

(1) Includes impact of purchase accounting adjustments.

Provision for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss provisions when necessary. Provisions for credit losses are charged to income to bring the total allowance for credit losses on loans and off-balance sheet credit exposures to a level deemed appropriate by management of the Company based on such factors as historical lifetime credit loss experience, the amount of nonperforming loans and related collateral, the volume growth and composition of the loan portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the loan portfolio through the internal loan review process and other relevant factors.

Loans are charged off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.

The Company had a $13.6 million provision for credit losses reflecting forecasted credit deterioration due to the COVID-19 pandemic for the quarter ended March 31, 2020. Countering this provision, during the first quarter of 2020, several PCD loans were repaid in full, which cleared $8.6 million in specific reserves. Additionally, balance changes and historical loss rate improvements released $5.5 million in general reserves. Combined, these events fully offset the provision. Accordingly, there was no provision for credit losses for the three months ended March 31, 2020 compared with $700 thousand for the three months ended March 31, 2019.

Net charge-offs were $801 thousand for the quarter ended March 31, 2020 compared with net charge-offs of $1.0 million for the quarter ended March 31, 2019. See "Financial Condition – Allowance for Credit Losses" below for more information.

Noninterest Income

The Company’s primary sources of recurring noninterest income are nonsufficient funds (“NSF”) fees, credit, debit and ATM card income, and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its various additional products and services, including trust services, mortgage lending, brokerage and independent sales organization sponsorship operations. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $34.4 million for the three months ended March 31, 2020 compared with $28.1 million for the same period in 2019, an increase of $6.3 million or 22.2%. This increase was primarily due to an increase in nonsufficient funds fees, credit card, debit card and ATM card fees, mortgage income, service fees and other noninterest income primarily due to the Merger.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$9,443	$7,816
Credit card, debit card and ATM card income	7,474	5,971
Service charges on deposit accounts	6,104	4,998
Trust income	2,662	2,595
Mortgage income	2,010	722
Brokerage income	650	673
Bank owned life insurance income	1,545	1,289
Net (loss) gain on sale of assets	(385)	58
Other	4,885	4,022
Total noninterest income	$34,388	$28,144

Noninterest Expense

Noninterest expense totaled $124.7 million for the quarter ended March 31, 2020 compared with $78.6 million for the quarter ended March 31, 2019, an increase of $46.1 million or 58.8%, primarily due to the Merger.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Salaries and employee benefits (1)	$77,282	$51,073
Non-staff expenses:
Net occupancy and equipment	8,980	5,466
Credit and debit card, data processing and software amortization	11,421	4,573
Regulatory assessments and FDIC insurance	2,078	2,374
Core deposit intangibles amortization	3,363	1,319
Depreciation	4,768	3,104
Communications (2)	3,195	2,270
Other real estate expense, net (3)	(84)	(94)
Merger related expenses	544	—
Other	13,194	8,486
Total noninterest expense	$124,741	$78,571

(1) Includes stock-based compensation expense of $3.3 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively.

(2) Communications expense includes telephone, data circuits, postage and courier expenses.

(3) Other real estate expense is net of rental income and gains and losses on sales of real estate.

Income Taxes

Income tax expense totaled $34.8 million for the three months ended March 31, 2020 compared with $21.4 million for the same period in 2019, an increase of $13.4 million or 62.9%. The increase was primarily due to the inclusion in the 2020 period of three months of operations related to the LegacyTexas banking centers and lending function. The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was 21.0% and 20.6%, respectively.

FINANCIAL CONDITION

Loan Portfolio

The Company separates its loan portfolio into two general categories of loans: (1) “originated loans,” which are loans originated by Prosperity Bank and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made, and (2) “acquired loans,” which are loans acquired in a business combination and preliminarily recorded at fair value at acquisition date. Those acquired loans that are renewed or substantially modified after the date of the business combination are referred to as “re-underwritten acquired loans.” If a renewal or substantial modification of an acquired loan is underwritten by the Company with a new credit analysis, the loan may no longer be categorized as an acquired loan. For example, acquired loans to one borrower may be combined into a new loan with a new loan number and categorized as an originated loan. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into “PCD loans” (purchased credit-deteriorated loans) and “Non-PCD loans.” Acquired loans with evidence of more than insignificant credit quality deterioration since origination as of the acquisition date are classified as PCD loans.

The following tables summarize the Company’s originated and acquired loan portfolios broken out into originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated.

	March 31, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$65,035	$—	$—	$—	$65,035
Commercial and industrial	1,489,020	403,560	1,148,099	178,084	3,218,763
Warehouse purchase program	1,713,762	—	—	—	1,713,762
Real estate:
Construction, land development and other land loans	1,771,617	66,683	204,270	8,451	2,051,021
1-4 family residential (includes home equity)	2,845,456	73,777	1,518,192	6,681	4,444,106
Commercial real estate (includes multi-family residential)	3,449,639	342,273	2,683,469	100,832	6,576,213
Farmland	410,857	11,412	43,272	1,831	467,372
Agriculture	132,216	33,751	1,956	—	167,923
Consumer and other	306,020	29,662	57,497	29,821	423,000
Total loans held for investment	12,118,587	961,118	5,656,755	325,700	19,062,160
Total	$12,183,622	$961,118	$5,656,755	$325,700	$19,127,195

	December 31, 2019
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$80,959	$—	$—	$—	$80,959
Commercial and industrial	1,443,202	315,557	1,312,876	133,960	3,205,595
Warehouse purchase program	1,552,762	—	—	—	1,552,762
Real estate:
Construction, land development and other land loans	1,762,326	33,675	260,911	7,255	2,064,167
1-4 family residential (includes home equity)	2,640,228	126,588	1,533,809	5,827	4,306,452
Commercial real estate (includes multi-family residential)	3,300,663	381,326	2,779,681	94,615	6,556,285
Farmland	432,584	11,873	49,293	1,808	495,558
Agriculture	137,448	44,481	3,368	—	185,297
Consumer and other	311,985	33,814	52,472	—	398,271
Total loans held for investment	11,581,198	947,314	5,992,410	243,465	18,764,387
Total	$11,662,157	$947,314	$5,992,410	$243,465	$18,845,346

At March 31, 2020, total loans were $19.13 billion, an increase of $281.8 million or 1.5%, compared with $18.85 billion at December 31, 2019. Loans at March 31, 2020 included $65.0 million of loans held for sale and $1.71 billion of Warehouse Purchase Program loans compared with $81.0 million and $1.55 billion, respectively, at December 31, 2019. At March 31, 2020, loans represented 60.3% of total assets compared with 58.6% of total assets at December 31, 2019.

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

Included in commercial and industrial loans are (1) commitments to oil and gas producers largely secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of March 31, 2020, oil and gas loans totaled $718.7 million or 3.8% of total loans, compared with total oil and gas loans of $698.3 million or 3.7% of total loans as of December 31, 2019. In addition, as of March 31, 2020, the Company had total unfunded commitments to oil and gas companies of $389.5 million compared with total unfunded commitments to oil and gas companies of $342.2 million as of December 31, 2019. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 25-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition, in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower and guarantor. Loans to hotels and restaurants are included in commercial real estate loans. At March 31, 2020, loans to hotels totaled $374.105 million or 2.0% of total loans and loans to restaurants totaled $204.600 million or 1.1% of total loans.

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

Nonperforming Assets

Nonperforming assets include loans on nonaccrual status, accruing loans 90 days or more past due, repossessed assets and real estate which has been acquired through foreclosure and is awaiting disposition. Nonperforming assets do not include PCD loans unless the loan has deteriorated since the acquisition date. PCD loans are reported as nonperforming assets when a deterioration in projected cash flows is identified.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan.

Nonperforming assets increased $4.2 million, or 6.7%, to $67.2 million at March 31, 2020 compared with $62.9 million at December 31, 2019, of which $25.4 million and $18.2 million, respectively, were attributable to acquired loans. The increase in nonperforming assets was primarily due to the addition of one commercial real estate loans during the three months ended March 31, 2020.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated:

	March 31, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$37,787	$8,448	$9,231	$2,728	$58,194
Accruing loans 90 or more days past due	3,235	—	20	—	3,255
Total nonperforming loans	41,022	8,448	9,251	2,728	61,449
Repossessed assets	—	—	278	—	278
Other real estate	742	—	4,710	—	5,452
Total nonperforming assets	$41,764	$8,448	$14,239	$2,728	$67,179

Nonperforming assets to total loans and other real estate by category	0.34%	0.88%	0.25%	0.84%	0.35%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.40%	0.88%	0.25%	0.84%	0.39%

	December 31, 2019
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$43,612	$2,423	$7,011	$2,197	$55,243
Accruing loans 90 or more days past due	441	—	—	—	441
Total nonperforming loans	44,053	2,423	7,011	2,197	55,684
Repossessed assets	—	—	323	—	323
Other real estate	718	—	6,218	—	6,936
Total nonperforming assets	$44,771	$2,423	$13,552	$2,197	$62,943

Nonperforming assets to total loans and other real estate by category	0.38%	0.26%	0.23%	0.90%	0.33%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.44%	0.26%	0.23%	0.90%	0.36%

(1)	Includes troubled debt restructurings of $13.0 million and $13.6 million as of March 31, 2020 and December 31, 2019, respectively.
(2)	There were no non-performing or troubled debt restructurings of warehouse lines of credit or Warehouse Purchase Program loans for the periods presented.

Nonperforming assets were 0.35% of total loans and other real estate at March 31, 2020 compared with 0.33% of total loans and other real estate at December 31, 2019. The allowance for credit losses as a percentage of total nonperforming loans was 532.5% at March 31, 2020 and 157.1% at December 31, 2019.

Allowance for Credit Losses

The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of March 31, 2020 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

The Company’s allowance for credit losses on loans consists of two components: a specific valuation allowance based on probable losses on specifically identified loans and a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company.

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

In determining the amount of the general valuation allowance, management considers factors such as historical lifetime loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions, other qualitative risk factors both internal and external to the Company and other relevant factors. Historical lifetime loan loss experience is determined by utilizing an open-pool (“cumulative loss rate”) methodology. Adjustments to the historical lifetime loan loss experience are made for differences in current loan pool risk characteristics such as portfolio concentrations, delinquency, non-accrual, and watch list levels, as well as changes in current and forecasted economic conditions such as unemployment rates, property and collateral values, and other indices relating to economic activity. The utilization of reasonable and supportable forecasts includes an immediate reversion to lifetime historical loss rates. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. The Company uses this information to establish the amount of the general valuation allowance.

A change in the allowance for credit losses can be attributable to several factors, most notably (1) specific reserves identified for impaired loans, (2) historical lifetime credit loss information, (3) changes in environmental factors and (4) growth in the balance of loans.

Changes in the Company’s asset quality are reflected in the allowance in several ways. Specific reserves that are calculated on a loan-by-loan basis and the qualitative assessment of all other loans reflect current changes in the credit quality of the loan portfolio. Historical lifetime credit losses, on the other hand, are based on an open-pool (“cumulative loss rate”) methodology, which is then applied to estimate lifetime credit losses in the loan portfolio. A deterioration in the credit quality of the loan portfolio in the current period would increase the historical lifetime loss rate to be applied in future periods, just as an improvement in credit quality would decrease the historical lifetime loss rate.

The allowance for credit losses on loans is further determined by the size of the loan portfolio subject to the allowance methodology and environmental factors that include Company-specific risk indicators and general economic conditions, both of which are constantly changing. The Company evaluates the economic and portfolio-specific factors on a quarterly basis to determine a qualitative component of the general valuation allowance. The factors include current economic metrics, reasonable and supportable forecasted economic metrics, business conditions, delinquency trends, credit concentrations, nature and volume of the portfolio and other adjustments for items not covered by specific reserves and historical lifetime loss experience. Management’s assessment of qualitative factors is a statistically based approach to determine the loss rate adjustment associated with such factors. Based on the Company’s actual historical lifetime loan loss experience relative to economic and loan portfolio-specific factors at the time the losses occurred, management is able to identify the probable level of lifetime losses as of the date of measurement. The correlation of historical loss experience with current and forecasted economic conditions provides an estimate of lifetime losses that has not been previously factored into the general valuation allowance by the determination of specific reserves and lifetime historical losses. Additionally, the Company considers qualitative factors not easily quantified and the possibility of model imprecision.

Utilizing the aggregation of specific reserves, historical loss experience and a qualitative component, management is able to determine the valuation allowance to reflect the full lifetime loss.

The Company accounts for its acquisitions using the acquisition method of accounting. Accordingly, the assets, including loans, and liabilities of the acquired entity were recorded at their fair values at the acquisition date. These fair value estimates associated with acquired loans, and based on a discounted cash flow model, include estimates related to market interest rates and undiscounted projections of future cash flows that incorporate expectations of prepayments and the amount and timing of principal, interest and other cash flows, as well as any shortfalls thereof. On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments-Credit Losses (ASC Topic 326) – Measurement of Credit Losses on Financial Instruments” (“CECL”). Upon adoption of CECL, all loans accounted for under ASC 310-20 were included in the allowance for credit losses methodology, with no offset provided for any remaining fair value marks. In addition, all loans previously accounted for under ASC 310-30 had their credit marks reclassified to be included in the allowance for credit losses.

Non-PCD loans that were not deemed impaired subsequent to the acquisition date are considered non-impaired and are evaluated as part of the general valuation allowance. Non-PCD loans that have not become impaired subsequent to acquisition are included in the general valuation allowance.

Non-PCD loans that have deteriorated to an impaired status subsequent to acquisition are evaluated for a specific reserve on a quarterly basis which, when identified, is added to the allowance for credit losses. The Company reviews impaired Non-PCD loans on a loan-by-loan basis and determines the specific reserve based on the difference between the recorded investment in the loan and one of three factors: expected future cash flows, observable market price or fair value of the collateral. Because essentially all of the Company’s impaired Non-PCD loans have been collateral-dependent, the amount of the specific reserve historically has been determined by comparing the fair value of the collateral securing the Non-PCD loan with the recorded investment in such loan. In the future, the Company will continue to analyze impaired Non-PCD loans on a loan-by-loan basis and may use an alternative measurement method to determine the specific reserve, as appropriate and in accordance with applicable accounting standards.

PCD loans are individually monitored on a quarterly basis to assess for deterioration subsequent to acquisition and monitored for deterioration in expected cash flows. If a deterioration in cash flows is identified, an additional provision for credit losses is made. PCD loans were recorded at their acquisition date fair values, which were based on expected cash flows and included estimates of expected future credit losses. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses. See “Critical Accounting Policies” above for more information.

As described in the section captioned “Critical Accounting Policies” above, the Company’s determination of the allowance for credit losses involves a high degree of judgment and complexity. The Company’s analysis of qualitative, or environmental, factors on pools of loans with common risk characteristics, in combination with the quantitative historical lifetime loss information and specific reserves, provides the Company with an estimate of lifetime losses. The allowance must reflect changes in the balance of loans subject to the allowance methodology, as well as the estimated lifetime losses associated with those loans.

The following tables present, as of and for the periods indicated, information regarding the allowance for credit losses on loans differentiated between originated loans and acquired loans. Reported net charge-offs may include those from Non-PCD loans and PCD loans, but only if the total charge-off required is greater than the remaining discount.

	As of and for the Three Months Ended March 31, 2020
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$11,267,150	$7,183,189	$18,450,339
Gross loans outstanding at end of period	$12,183,622	$6,943,573	$19,127,195
Allowance for credit losses at beginning of period	$77,013	$10,456	$87,469
Cumulative effect from adoption of ASC 326	28,107	212,431	240,538
Provision for credit losses	—	—	—
Charge-offs:
Commercial and industrial	(164)	(447)	(611)
Real estate and agriculture	(30)	(30)	(60)
Consumer and other	(1,054)	(262)	(1,316)
Recoveries:
Commercial and industrial	29	610	639
Real estate and agriculture	113	36	149
Consumer and other	280	118	398
Net charge-offs(1)	(826)	25	(801)
Allowance for credit losses at end of period	$104,294	$222,912	$327,206
Ratio of allowance to end of period loans	0.86%	3.21%	1.71%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.00%	3.21%	1.88%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.03%	(0.00%)	0.02%
Ratio of allowance to end of period nonperforming loans	254.2%	1091.3%	532.5%

	As of and for the Three Months Ended March 31, 2019
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$9,287,933	$1,104,302	$10,392,235
Gross loans outstanding at end of period	$9,338,473	$1,075,549	$10,414,022
Allowance for credit losses at beginning of period	$78,956	$7,484	$86,440
Provision for credit losses	1,153	(453)	700
Charge-offs:
Commercial and industrial	(1,952)	(5)	(1,957)
Real estate and agriculture	(55)	(5)	(60)
Consumer and other	(880)	(12)	(892)
Recoveries:
Commercial and industrial	197	41	238
Real estate and agriculture	1,340	2	1,342
Consumer and other	274	6	280
Net charge-offs	(1,076)	27	(1,049)
Allowance for credit losses at end of period	$79,033	$7,058	$86,091
Ratio of allowance to end of period loans	0.85%	0.66%	0.83%
Ratio of net charge-offs to average loans (annualized)	0.05%	-0.01%	0.04%
Ratio of allowance to end of period nonperforming loans	232.1%	172.5%	225.7%

(1)	There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $1.2 million during the three months ended March 31, 2020. Partially offsetting these charge-offs were recoveries on originated loans of $422 thousand. Gross charge-offs on acquired loans were $739 thousand during the three months ended March 31, 2020. Offsetting these charge-offs were recoveries on acquired loans of $764 thousand. Total charge-offs for the three months ended March 31, 2020 were $2.0 million, partially offset by total recoveries of $1.2 million.

The following tables show the allocation of the allowance for credit losses among various categories of loans disaggregated between originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans at the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category, regardless of whether allocated to an originated loan or an acquired loan.

	March 31, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$37,666	$11,841	$49,434	$81,156	$180,097	18.5%
Real estate	55,820	4,755	23,386	29,722	113,683	75.5%
Agriculture and agriculture real estate	4,533	798	266	172	5,769	3.6%
Consumer and other	6,275	3,332	5,836	12,214	27,657	2.4%
Total allowance for credit losses	$104,294	$20,726	$78,922	$123,264	$327,206	100.0%

	December 31, 2019
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$32,723	$7,722	$—	$—	$40,445	18.5%
Real estate	40,241	2,022	—	—	42,263	75.2%
Agriculture and agriculture real estate	2,292	679	—	—	2,971	4.0%
Consumer and other	1,757	33	—	—	1,790	2.3%
Total allowance for credit losses	$77,013	$10,456	$—	$—	$87,469	100.0%

(1)	Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments-Credit Losses (ASC Topic 326) – Measurement of Credit Losses on Financial Instruments” (“CECL”). Upon adoption of CECL, the Company recognized an increase in allowance for credit losses for loans of $108.7 million, of which $102.5 million was related to LegacyTexas and an increase in allowance for credit losses for off-balance sheet credit exposures of $24.4 million, of which $6.3 million was related to LegacyTexas, with a corresponding decrease in retained earnings (pre-tax). Additionally, the Company recognized an increase in the allowance for credit losses for loans of $131.8 million, of which $130.3 million was related to LegacyTexas, due to the reclass of PCD discounts as result of adopting CECL. At March 31, 2020, the allowance for credit losses totaled $327.2 million compared with $87.5 million at December 31, 2019, an increase of $239.7 million or 274.1%. The allowance for credit losses totaled 1.71% of total loans at March 31, 2020 and 0.46% of total loans at December 31, 2019.

At March 31, 2020, $104.3 million of the allowance for credit losses was attributable to originated loans, an increase of $27.3 million or 35.4% compared with $77.0 million of the allowance at December 31, 2019. At March 31, 2020, $20.7 million of the allowance for credit losses was attributable to re-underwritten acquired loans compared with $10.5 million of the allowance at December 31, 2019, an increase of $10.3 million or 98.2%. At March 31, 2020, $78.9 million of the allowance for credit losses was attributable to Non-PCD loans compared with a zero balance at December 31, 2019, an increase of $78.9 million. At March 31, 2020, $123.3 million of the allowance for credit losses was attributable to PCD loans compared to a zero balance at December 31, 2019.  As stated above, the increase in allowance for credit losses was primarily due to the Company’s adoption of CECL.

At March 31, 2020, the Company had $87.6 million of total outstanding discounts on Non-PCD and PCD loans, of which $117.1 million was accretable.

The Company believes that the allowance for credit losses at March 31, 2020 is adequate to cover estimated losses in the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at March 31, 2020.

Securities

The carrying cost of securities totaled $8.30 billion at March 31, 2020 compared with $8.57 billion at December 31, 2019, a decrease of $274.6 million or 3.2%. At March 31, 2020, securities represented 26.1% of total assets compared with 26.6% of total assets at December 31, 2019.

The amortized cost and fair value of investment securities were as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$305	$1	$—	$306
Collateralized mortgage obligations	269,777	175	(3,485)	266,467
Mortgage-backed securities	48,594	639	(751)	48,482
Total	$318,676	$815	$(4,236)	$315,255
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$6,959	$76	$—	$7,035
States and political subdivisions	208,744	7,172	(563)	215,353
Collateralized mortgage obligations	184,540	4,156	(39)	188,657
Mortgage-backed securities	7,579,997	146,864	(1,532)	7,725,329
Total	$7,980,240	$158,268	$(2,134)	$8,136,374

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$470	$1	$—	$471
Collateralized mortgage obligations	235,222	690	(139)	235,773
Mortgage-backed securities	51,209	659	(449)	51,419
Total	$286,901	$1,350	$(588)	$287,663
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$13,933	$58	$—	$13,991
States and political subdivisions	238,347	7,632	(189)	245,790
Collateralized mortgage obligations	203,470	1,115	(373)	204,212
Mortgage-backed securities	7,826,643	48,060	(34,845)	7,839,858
Total	$8,282,393	$56,865	$(35,407)	$8,303,851

The investment securities portfolio is measured for expected credit losses by segregating the portfolio into two general segments and applying the appropriate expected credit losses methodology. Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under FASB ASC 326, “Financial Instruments – Credit Losses.”

Available for sale securities. For available for sale securities in an unrealized loss position, the amount of the expected credit losses recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the expected credit losses will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the expected credit losses will be separated into the amount representing the credit-related portion of the impairment loss (“credit loss”) and the noncredit portion of the impairment loss (“noncredit portion”). The amount of the total expected credit losses related to the credit loss is determined based on the difference between the present value of cash flows expected to be collected and the amortized cost basis and such difference is recognized in earnings. The amount of the total expected credit losses related to the noncredit portion is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the expected credit losses recognized in earnings will become the new amortized cost basis of the investment.

Furthermore, as of March 31, 2020, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2020, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities are exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of March 31, 2020, the Company’s municipal securities represent 2.5% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of March 31, 2020, management believes that there is no potential for material credit losses on held to maturity securities.

Deposits

Total deposits were $23.83 billion at March 31, 2020 compared with $24.20 billion at December 31, 2019, a decrease of $373.4 million or 1.5%. At March 31, 2020, noninterest-bearing deposits totaled $7.46 billion, a decrease of $302.6 million or 3.9% compared with $7.76 billion at December 31, 2019. Interest-bearing deposits totaled $16.37 billion at March 31, 2020 compared with $16.44 billion at December 31, 2019, a decrease of $70.8 million or 0.4%.

Average deposits for the three months ended March 31, 2020 were $23.85 billion, an increase of $6.61 billion or 38.3%, compared with $17.24 billion for the three months ended March 31, 2019. This increase was primarily due to the Merger. The ratio of average interest-bearing deposits to total average deposits was 68.6% during the first three months of 2020 compared with 67.8% during the first three months of 2019.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31,
	2020		2019
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$4,990,376	0.57%	$4,148,377	0.67%
Regular savings	2,766,465	0.31%	2,263,779	0.45%
Money market savings	5,198,975	0.93%	3,209,010	1.09%
Certificates, IRAs and other time deposits	3,404,748	1.63%	2,062,753	1.40%
Total interest-bearing deposits	16,360,564	0.86%	11,683,919	0.87%
Noninterest-bearing demand deposits	7,491,798		5,557,821
Total deposits	$23,852,362	0.59%	$17,241,740	0.59%

(1) Annualized and based on average balances on an actual 365-day or 366-day basis for the three months ended March 31, 2020 and 2019.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
FHLB advances	$1,335,000	$1,300,000
FHLB long-term notes payable	3,429	3,730
Total other borrowings	1,338,429	1,303,730
Securities sold under repurchase agreements	344,695	377,294
Subordinated notes - Fixed to floating rate notes maturing on December 1, 2025	125,585	125,804
Total	$1,808,709	$1,806,828

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2020, the Company had total funds of $7.84 billion available under this line. FHLB advances of $1.34 billion were outstanding at March 31, 2020, at a weighted average rate of 0.46%. Long-term notes payable were $3.4 million at March 31, 2020, with a weighted average rate of 5.37%. The maturity dates on the FHLB notes payable range from the years 2020 to 2027 and have interest rates ranging from 4.54% to 5.99%.

Securities sold under repurchase agreements— At March 31, 2020, the Company had $344.7 million in securities sold under repurchase agreements with banking customers compared with $377.3 million at December 31, 2019, a decrease of $32.6 million or 8.6%.  Repurchase agreements are generally settled on the following business day; however, approximately $5.4 million of the repurchase agreements outstanding at March 31, 2020 have maturity dates ranging from 6 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Subordinated notes— On November 1, 2019, in connection with the Merger, the Company assumed the obligations related to a $75.0 million and a $50.0 million of Fixed-to-Floating Rate Subordinated Note (collectively, the “Notes”) that mature on December 1, 2025 (the “Maturity Date”). The Notes, which qualify as Tier 2 capital for regulatory purposes, have an interest rate of 5.50% per annum, payable semi-annually on each December 1 and June 1 through December 1, 2020. From and including December 1, 2020 through maturity or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 3.89%, payable on March 1, June 1, September 1, and December 1 of each year through the maturity date or earlier redemption. The Company may, at its option, beginning on December 1, 2020 and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Any partial redemption will be made pro rata among all of the holders. The Notes are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company’s subsidiaries.

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

As of March 31, 2020, the Company had outstanding $4.32 billion in commitments to extend credit, $116.7 million in commitments associated with outstanding standby letters of credit, $29.9 million in allowance for credit losses on off-balance sheet credit exposures and $858.2 million in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2020, the Company had cash and cash equivalents of $382.1 million compared with $574.1 million at December 31, 2019, a decrease of $192.0 million or 33.4%. The decrease was primarily due to the repurchase of common stock of $110.1 million, the payment of cash dividends of $43.2 million, and the net decrease in noninterest-bearing liabilities of $302.6 million offset by the net cash provided by operating activities of $209.9 million.

Share Repurchases

On January 29, 2020, Bancshares announced a stock repurchase program that authorized the repurchase of up to 5%, or approximately 4.74 million shares, of the Bancshares’ outstanding common stock over a one-year period expiring on January 28, 2021, at the discretion of management. Under the stock repurchase program, Bancshares could repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. Bancshares repurchased 2.092 million shares of its common stock at an average weighted price of $52.59 per share during the three months ended March 31, 2020.

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments as of March 31, 2020 (other than deposit obligations and securities sold under repurchase agreements) are summarized below. The Company’s future cash payments associated with its contractual obligations pursuant to its subordinated notes and FHLB borrowings and notes payable as of March 31, 2020 are summarized below. The future interest payments were calculated using the current rate in effect at March 31, 2020. Payments for subordinated notes payable include interest of $40.3 million that will be due over the future periods.  Payments for FHLB borrowings include interest of $299 thousand that will be due over the future periods. The payments do not include pre-payment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Subordinated notes	$6,875	$13,750	$13,750	$130,958	$165,333
Federal Home Loan Bank advances and notes payable	1,336,237	1,642	596	29	1,338,504
Total	$1,343,112	$15,392	$14,346	$130,987	$1,503,837

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 18 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company does not have any sublease arrangements. As of March 31, 2020, operating lease ROU assets and lease liabilities were approximately $54 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of March 31, 2020, the weighted average remaining lease terms of the Company’s operating leases were 8.0 years. The weighted average discount rate used to determine the lease liabilities as of March 31, 2020 for the Company’s operating leases was 2.49%. Cash paid for the Company’s operating leases for the three months ended March 31, 2020 and March 31, 2019 was $3.6 million and $1.4 million, respectively.  The Company obtained $1.5 million in ROU assets in exchange for lease liabilities for three operating leases during the three months ended March 31, 2020.

The Company’s future undiscounted cash payments associated with its operating leases as of March 31, 2020 are summarized below (dollars in thousands).

Remaining 2020	$7,660
2021	9,523
2022	8,998
2023	8,250
2024	7,369
2025	6,978
Thereafter	18,247
Total undiscounted lease payments	$67,025

The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2019 (dollars in thousands):

2020	$10,137
2021	9,169
2022	8,641
2023	7,998
2024	7,119
Thereafter	24,996
Total non-cancelable lease payments	$68,060

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit expiring by period as of March 31, 2020 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans, allowance for credit losses on off-balance sheet credit exposures and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$104,592	$10,531	$1,619	$—	$116,742
Unused capacity on Warehouse Purchase Program loans	858,238	—	—	—	858,238
Commitments to extend credit	1,854,275	936,045	291,181	1,238,653	4,320,154
Total	$2,817,105	$946,576	$292,800	$1,238,653	$5,295,134

The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company’s consolidated statement of income. At March 31, 2020 and December 31, 2019, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in “Allowance for credit losses on off-balance sheet credit exposure” on the Company’s consolidated balance sheet, totaled $29.9 million and $5.6 million, respectively.

Capital Resources

Total shareholders’ equity was $5.86 billion at March 31, 2020 compared with $5.97 billion at December 31, 2019, a decrease of $115.3 million or 1.9%. The decrease was primarily the result of dividend payments of $42.2 million, the common stock repurchases totaling $110.1 million and the impact of the adoption ASC 326 and other of $92.9 million, partially offset by net income of $130.8 million.

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

In response to the COVID-19 pandemic, in March 2020 the joint federal bank regulatory agencies issued an interim final rule that allows banking organizations that implement CECL in 2020 to mitigate the effects of the CECL accounting standard in their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. The Company has elected to adopt the option provided by the interim final rule, which will largely delay the effects of CECL on its regulatory capital for the next two years, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period include both the initial impact of the Company’s adoption of CECL at January 1, 2020 and 25% of subsequent changes in the Company’s allowance for credit losses during each quarter of the two-year period ending December 31, 2021.

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of March 31, 2020, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of March 31, 2020:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of March 31, 2020
The Company
CET1 capital (to risk weighted assets)	4.50%		7.00%	N/A	12.27%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	N/A	12.27%
Total capital (to risk weighted assets)	8.00%		10.50%	N/A	12.81%
Tier 1 capital (to average assets)	4.00%	(1)	4.00%	N/A	9.49%

The Bank
CET1 capital (to risk weighted assets)	4.50%		7.00%	6.50%	12.74%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	8.00%	12.74%
Total capital (to risk weighted assets)	8.00%		10.50%	10.00%	13.28%
Tier 1 capital (to average assets)	4.00%	(2)	4.00%	5.00%	9.85%

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2) The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee consisting of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 28, 2020 (the “2019 Form 10-K”), for further discussion. There have been no material changes in the Company’s market risk exposures that would affect the quantitative and qualitative disclosures from those disclosed in the 2019 Form 10-K and presented as of December 31, 2019.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as provided below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The novel Coronavirus ("COVID-19") pandemic could adversely affect the Company and its customers, associates and third-party service providers, and the adverse impacts on the Company’s business, financial position, operations and prospects could be significant.

The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. These changes have a significant adverse effect on the markets in which the Company conducts its business and on the demand for its products and services.

Business and consumer customers of the Company are experiencing varying degrees of financial distress, which is expected to increase over coming months and could adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations.

To protect the health of the Company’s customers and associates, and to comply with applicable government directives, the Company has modified its business practices, including restricting associate travel, expanding remote access availability and physical distancing at Company locations, limiting customer access to banking center lobbies and encouraging use of motor banks and implementing business continuity plans and protocols to the extent necessary. The Company may take such additional actions that it determines are in the best interest of its associates, customers and communities or as may be required by government order. These actions undertaken in response to the COVID-19 pandemic, and similar actions by the Company’s vendors and business partners, have not materially impaired the Company’s ability to support its associates, conduct its business and serve its customers, but there is no assurance that these actions will be sufficient to successfully mitigate the risks presented by COVID-19 or that the Company’s ability to operate will not be materially affected in the future. For example, the Company’s business operations may be disrupted if key personnel or significant portions of its associates are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic. Similarly, the Company’s ability to serve its customers could be negatively affected if any of the Company’s vendors or business partners become unable to continue to provide their products and services on which the Company relies to maintain its day-to-day operations.

COVID-19 does not yet appear to be contained and could affect significantly more households and businesses. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects the Company’s business, operations and financial condition, as well as its regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic and actions taken by governmental authorities and other parties in response to the pandemic. If the pandemic is prolonged, the adverse impact on the markets in which the Company operates and on its business, operations and financial condition could deepen.

To the extent COVID-19 adversely affects the Company’s business, financial condition, results of operations and liquidity, it also may have the effect of exacerbating many of the other risks described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None.

b. None.

c. The following table details the Company’s repurchases of shares of its common stock during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)
January 1 - January 31, 2020	—	$—	—	4,737,301
February 1 - February 29, 2020	—	—	—	4,737,301
March 1 - March 31, 2020	2,091,557	52.59	2,091,557	2,645,744
Total	2,091,557	$52.59	2,091,557

(1)	On January 29, 2020, Bancshares announced a stock repurchase program under which up to 5%, or approximately

4.74 million shares, of its outstanding common stock may be acquired over a one-year period expiring on January 28, 2021, at the discretion of management. Under the stock repurchase program, Bancshares could repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” for additional information.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019)

4.1	Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

4.2	Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Company's Schedule 14A filed on March 18, 2020)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 5/07/2020	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 5/07/2020	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer