Form 10-Q
period 2020-06-30
PROSPERITY BANCSHARES INC
filed 2020-08-10
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

As of August 3, 2020, there were 92,660,462 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$332,873	$573,589
Federal funds sold	568	519
Total cash and cash equivalents	333,441	574,108
Available for sale securities, at fair value	310,045	287,663
Held to maturity securities, at cost (fair value of $7,600,435 and $8,303,851, respectively)	7,407,541	8,282,393
Total securities	7,717,586	8,570,056
Loans held for sale	39,516	80,959
Loans held for investment	18,428,474	17,211,625
Loans held for investment - Warehouse Purchase Program	2,557,183	1,552,762
Total loans	21,025,173	18,845,346
Less: allowance for credit losses on loans	(324,205)	(87,469)
Loans, net	20,700,968	18,757,877
Accrued interest receivable	94,458	80,797
Goodwill	3,231,964	3,223,671
Core deposit intangibles, net	79,748	86,404
Bank premises and equipment, net	324,975	326,832
Other real estate owned	6,160	6,936
Bank owned life insurance (BOLI)	324,983	321,793
Federal Home Loan Bank of Dallas stock	11,233	83,945
Other assets	141,133	153,289
TOTAL ASSETS	$32,966,649	$32,185,708
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$9,040,257	$7,763,894
Interest-bearing	17,112,431	16,435,838
Total deposits	26,152,688	24,199,732
Fed funds purchased and other borrowings	103,131	1,303,730
Securities sold under repurchase agreements	365,335	377,294
Subordinated notes	125,365	125,804
Accrued interest payable	8,144	8,585
Allowance for credit losses on off-balance sheet credit exposure	29,947	5,599
Other liabilities	233,917	194,129
Total liabilities	27,018,527	26,214,873
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 92,660,462 shares issued and outstanding at June 30, 2020; 94,746,019 shares issued and outstanding at December 31, 2019	92,660	94,746
Capital surplus	3,632,847	3,734,519
Retained earnings	2,224,011	2,140,968
Accumulated other comprehensive (loss) income —net unrealized (loss) gain on available for sale securities, net of tax (benefit) expense of $(371) and $160, respectively	(1,396)	602
Total shareholders’ equity	5,948,122	5,970,835
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,966,649	$32,185,708

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$242,772	$133,525	$490,015	$263,590
Securities	43,776	53,944	92,058	109,592
Federal funds sold and other earning assets	45	318	758	720
Total interest income	286,593	187,787	582,831	373,902
INTEREST EXPENSE:
Deposits	25,269	26,562	60,287	51,690
Other borrowings	533	5,556	3,465	10,873
Securities sold under repurchase agreements	337	831	1,094	1,590
Subordinated notes	1,499	—	2,999	—
Total interest expense	27,638	32,949	67,845	64,153
NET INTEREST INCOME	258,955	154,838	514,986	309,749
PROVISION FOR CREDIT LOSSES	10,000	800	10,000	1,500
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	248,955	154,038	504,986	308,249
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	5,645	7,973	15,088	15,789
Credit card, debit card and ATM card income	7,263	6,480	14,737	12,451
Service charges on deposit accounts	5,790	4,989	11,894	9,987
Trust income	2,242	2,558	4,904	5,153
Mortgage income	1,820	990	3,830	1,712
Brokerage income	584	541	1,234	1,214
Net (loss) gain on sale or write down of assets	(3,945)	2	(4,330)	60
Other	6,276	6,425	12,706	11,736
Total noninterest income	25,675	29,958	60,063	58,102
NONINTEREST EXPENSE:
Salaries and employee benefits	79,109	52,941	156,391	104,014
Net occupancy and equipment	9,190	5,492	18,170	10,958
Credit and debit card, data processing and software amortization	11,690	4,904	23,111	9,477
Regulatory assessments and FDIC insurance	2,601	2,325	4,679	4,699
Core deposit intangibles amortization	3,293	1,265	6,656	2,584
Depreciation	4,598	3,111	9,366	6,215
Communications	3,324	2,183	6,519	4,453
Other real estate expense, net	44	66	(40)	(28)
Merger related expenses	7,474	—	8,018	—
Other	13,045	8,534	26,239	17,020
Total noninterest expense	134,368	80,821	259,109	159,392
INCOME BEFORE INCOME TAXES	140,262	103,175	305,940	206,959
PROVISION FOR INCOME TAXES	9,361	20,917	44,191	42,299
NET INCOME	$130,901	$82,258	$261,749	$164,660
EARNINGS PER SHARE:
Basic	$1.41	$1.18	$2.80	$2.36
Diluted	$1.41	$1.18	$2.80	$2.36

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income	$130,901	$82,258	$261,749	$164,660
Other comprehensive income (loss), before tax:
Securities available for sale:
Change in unrealized gains (losses) during the period	1,654	716	(2,529)	1,219
Total other comprehensive income (loss)	1,654	716	(2,529)	1,219
Deferred tax (expense) benefit related to other comprehensive income (loss)	(347)	(150)	531	(256)
Other comprehensive income (loss), net of tax	1,307	566	(1,998)	963
Comprehensive income	$132,208	$82,824	$259,751	$165,623

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT MARCH 31, 2020	92,651,712	$92,651	$3,629,893	$2,135,733	$(2,703)	$5,855,574
Net income				130,901		130,901
Other comprehensive income					1,307	1,307
Common stock issued in connection with the issuance of restricted stock awards, net	8,750	9	(9)			—
Stock based compensation expense			2,963			2,963
Cash dividends declared, $0.46 per share				(42,623)		(42,623)
BALANCE AT JUNE 30, 2020	92,660,462	$92,660	$3,632,847	$2,224,011	$(1,396)	$5,948,122

Six Months Ended
BALANCE AT DECEMBER 31, 2019	94,746,019	$94,746	$3,734,519	$2,140,968	$602	$5,970,835
Cumulative change in accounting principle upon adoption of ASU 2016-13(1) and other				(92,860)		(92,860)
BALANCE AT JANUARY 1, 2020 (AS ADJUSTED FOR CHANGE IN ACCOUNTING STANDARD)	94,746,019	94,746	3,734,519	2,048,108	602	5,877,975
Net income				261,749		261,749
Other comprehensive loss					(1,998)	(1,998)
Common stock issued in connection with the issuance of restricted stock awards, net	6,000	6	(6)			—
Common stock repurchase	(2,091,557)	(2,092)	(107,969)			(110,061)
Stock based compensation expense			6,303			6,303
Cash dividends declared, $0.92 per share				(85,846)		(85,846)
BALANCE AT JUNE 30, 2020	92,660,462	$92,660	$3,632,847	$2,224,011	$(1,396)	$5,948,122

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT MARCH 31, 2019	69,845,925	$69,846	$2,048,156	$1,991,081	$707	$4,109,790
Net income				82,258		82,258
Other comprehensive income					566	566
Common stock issued in connection with the issuance of restricted stock awards, net	14,334	14	(14)			—
Common stock repurchase	(598,828)	(599)	(37,822)			(38,421)
Stock based compensation expense			2,345			2,345
Cash dividends declared, $0.41 per share				(28,643)		(28,643)
BALANCE AT JUNE 30, 2019	69,261,431	69,261	2,012,665	2,044,696	1,273	4,127,895

Six Months Ended
BALANCE AT DECEMBER 31, 2018	69,846,825	$69,847	$2,045,351	$1,937,316	$310	$4,052,824
Net income				164,660		164,660
Other comprehensive income					963	963
Common stock issued in connection with the issuance of restricted stock awards, net	13,434	13	(13)			—
Common stock repurchase	(598,828)	(599)	(37,822)			(38,421)
Stock based compensation expense			5,149			5,149
Cash dividends declared, $0.82 per share				(57,280)		(57,280)
BALANCE AT JUNE 30, 2019	69,261,431	$69,261	$2,012,665	$2,044,696	$1,273	$4,127,895

(1)	ASU 2016-13 became effective for the Company on January 1, 2020.

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$261,749	$164,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	16,022	8,799
Provision for credit losses	10,000	1,500
Net amortization of premium on investments	17,229	14,196
Net gain on sale of other real estate and repossessed assets	(126)	(231)
Net loss on sale or write down of premises and equipment	1,978	—
Net loss (gain) on sale or write down of assets	2,352	(60)
Net accretion of discount on loans	(52,748)	(3,020)
Net amortization of premium on deposits	(4,063)	—
Gain on sale of loans	(3,432)	(1,639)
Proceeds from sale of loans held for sale	215,822	94,650
Originations of loans held for sale	(172,041)	(83,959)
Stock based compensation expense	6,303	5,149
Decrease (increase) in accrued interest receivable and other assets	84,326	(14,998)
Increase in accrued interest payable and other liabilities	54,013	21,442
Net cash provided by operating activities	437,384	206,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,064,195	837,003
Purchase of held to maturity securities	(206,563)	(171,656)
Proceeds from maturities and principal paydowns of available for sale securities	4,017,850	7,013,362
Purchase of available for sale securities	(4,042,771)	(7,234,660)
Originations of WPP loans	(17,836,303)	—
Proceeds from pay-offs of WPP	16,831,882	—
Net increase in loans held for investment	(1,045,869)	(226,664)
Purchase of bank premises and equipment	(11,893)	(11,738)
Proceeds from sale of bank premises, equipment and other real estate	2,399	2,505
Proceeds from insurance claims	468	2,633
Net cash (used in) provided by investing activities	(1,226,605)	210,785

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	1,276,363	25,121
Net increase (decrease) in interest-bearing deposits	680,656	(394,050)
Net repayments of other short-term borrowings	(1,200,000)	(90,000)
Repayments of other long-term borrowings	(599)	(252)
Net (decrease) increase in securities sold under repurchase agreements	(11,959)	29,105
Repurchase of common stock	(110,061)	(38,421)
Payments of cash dividends	(85,846)	(57,280)
Net cash provided by (used in) financing activities	548,554	(525,777)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(240,667)	(108,503)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	574,108	411,127
CASH AND CASH EQUIVALENTS, END OF PERIOD	$333,441	$302,624

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$844	$1,940

SUPPLEMENTAL INFORMATION:
Income taxes paid	$—	$42,850
Interest paid	68,286	63,183

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the six-month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$130,901		$82,258		$261,749		$164,660
Basic:
Weighted average shares outstanding	92,658	$1.41	69,806	$1.18	93,514	$2.80	69,832	$2.36
Diluted:
Weighted average shares outstanding	92,658	$1.41	69,806	$1.18	93,514	$2.80	69,832	$2.36

As of June 30, 2020, all stock options have been exercised and there are no options outstanding. There were no stock options exercisable during the three and six months ended June 30, 2020 or 2019 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2020-04, "Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting - Accounting Standards Codification (“ASC”) Topic 848." ASU 2020-04 provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. The guidance allows for companies to: (i) account for certain contract modifications as a continuation of the existing contract without additional analysis; (ii) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (iii) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within ASU 2020-04, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020. The Company anticipates this ASU will simplify any modifications it executes between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees and costs. ASU 2020-04 is not expected to have a significant impact on the Company’s financial statements.

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

The following table illustrates the impact of adopting ASU 2016-13:

	January 1, 2020
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
	(Dollars in thousands)
Assets:
Loans
Construction, land development and other land loans	$28,729	$14,654	$14,075
Agriculture and agriculture real estate (includes farmland)	5,768	2,971	2,797
1-4 family (includes home equity)	23,544	15,277	8,267
Commercial real estate (includes multi-family residential)	61,322	12,332	48,990
Commercial and industrial	180,069	40,445	139,624
Consumer and other	28,575	1,790	26,785
Allowance for credit losses on loans	$328,007	$87,469	$240,538

Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	$29,947	$5,599	$24,348

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$305	$1	$—	$306
Collateralized mortgage obligations	265,422	163	(1,870)	263,715
Mortgage-backed securities	46,085	626	(687)	46,024
Total	$311,812	$790	$(2,557)	$310,045
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$3,977	$50	$—	$4,027
States and political subdivisions	202,340	7,808	—	210,148
Collateralized mortgage obligations	154,390	2,725	(190)	156,925
Mortgage-backed securities	7,046,834	182,947	(446)	7,229,335
Total	$7,407,541	$193,530	$(636)	$7,600,435

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$470	$1	$—	$471
Collateralized mortgage obligations	235,222	690	(139)	235,773
Mortgage-backed securities	51,209	659	(449)	51,419
Total	$286,901	$1,350	$(588)	$287,663
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$13,933	$58	$—	$13,991
States and political subdivisions	238,347	7,632	(189)	245,790
Collateralized mortgage obligations	203,470	1,115	(373)	204,212
Mortgage-backed securities	7,826,643	48,060	(34,845)	7,839,858
Total	$8,282,393	$56,865	$(35,407)	$8,303,851

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

As of June 30, 2020, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2020, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of June 30, 2020, the Company’s municipal securities represent 2.6% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of June 30, 2020, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$189,617	$(1,859)	$1,628	$(11)	$191,245	$(1,870)
Mortgage-backed securities	17,121	(400)	13,755	(287)	30,876	(687)
Total	$206,738	$(2,259)	$15,383	$(298)	$222,121	$(2,557)
Held to Maturity
Collateralized mortgage obligations	$40,895	$(190)	—	—	40,895	(190)
Mortgage-backed securities	37,652	(438)	1,443	(8)	39,095	(446)
Total	$78,547	$(628)	$1,443	$(8)	$79,990	$(636)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$50,245	$(136)	$1,818	$(3)	$52,063	$(139)
Mortgage-backed securities	34,901	(449)	10	—	34,911	(449)
Total	$85,146	$(585)	$1,828	$(3)	$86,974	$(588)
Held to Maturity
States and political subdivisions	$58,329	$(183)	$3,241	$(6)	$61,570	$(189)
Collateralized mortgage obligations	54,890	(373)	—	—	54,890	(373)
Mortgage-backed securities	947,314	(3,017)	3,110,765	(31,828)	4,058,079	(34,845)
Total	$1,060,533	$(3,573)	$3,114,006	$(31,834)	$4,174,539	$(35,407)

At June 30, 2020 and December 31, 2019, there were 29 securities and 138 securities, respectively, in an unrealized loss position for 12 months or more.

The amortized cost and fair value of investment securities at June 30, 2020, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$29,087	$29,280	$305	$306
Due after one year through five years	114,383	119,288	—	—
Due after five years through ten years	56,229	58,779	—	—
Due after ten years	6,618	6,828	—	—
Subtotal	206,317	214,175	305	306
Mortgage-backed securities and collateralized mortgage obligations	7,201,224	7,386,260	311,507	309,739
Total	$7,407,541	$7,600,435	$311,812	$310,045

The Company recorded no gain or loss on the sale of securities for the three and six months ended June 30, 2020 and 2019. As of June 30, 2020, the Company did not own any non-agency collateralized mortgage obligations.

At June 30, 2020 and December 31, 2019, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.66 billion and $5.98 billion and a fair value of $5.80 billion and $5.99 billion at June 30, 2020 and December 31, 2019, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Residential mortgage loans held for sale	$39,516	$80,959

Commercial and industrial	4,227,102	3,205,595
Real estate:
Construction, land development and other land loans	2,033,037	2,064,167
1-4 family residential (includes home equity)	4,582,554	4,306,452
Commercial real estate (includes multi-family residential)	6,550,086	6,556,285
Farmland	429,963	495,558
Agriculture	182,731	185,297
Consumer and other	423,001	398,271
Total loans held for investment, excluding Warehouse Purchase Program	18,428,474	17,211,625
Warehouse Purchase Program	2,557,183	1,552,762
Total loans, including Warehouse Purchase Program	$21,025,173	$18,845,346

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 71.3% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at June 30, 2020. As of June 30, 2020 and December 31, 2019, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of June 30, 2020 and December 31, 2019, loans outstanding to directors, officers and their affiliates totaled $4.9 million and $4.2 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the six months ended June 30, 2020	As of and for the year ended December 31, 2019
	(Dollars in thousands)
Beginning balance on January 1	$4,152	$1,923
New loans	810	1
Transfers	—	2,500
Repayments	(109)	(272)
Ending balance	$4,853	$4,152

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

An aging analysis of past due loans, segregated by category of loan, is presented below:

	June 30, 2020
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$13,846	$8,287	$22,133	$2,243	$2,008,661	$2,033,037
Warehouse Purchase Program loans	—	—	—	—	2,557,183	2,557,183
Agriculture and agriculture real estate (includes farmland)	3,008	—	3,008	769	608,917	612,694
1-4 family (includes home equity) (1)	9,098	43	9,141	29,642	4,583,287	4,622,070
Commercial real estate (includes multi-family residential)	7,881	319	8,200	15,129	6,526,757	6,550,086
Commercial and industrial	12,085	25	12,110	15,057	4,199,935	4,227,102
Consumer and other	3,915	17	3,932	64	419,005	423,001
Total	$49,833	$8,691	$58,524	$62,904	$20,903,745	$21,025,173

	December 31, 2019
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$16,470	$—	$16,470	$1,142	$2,046,555	$2,064,167
Warehouse Purchase Program loans	—	—	—	—	1,552,762	1,552,762
Agriculture and agriculture real estate (includes farmland)	466	—	466	103	680,286	680,855
1-4 family (includes home equity) (1)	43,884	441	44,325	24,413	4,318,673	4,387,411
Commercial real estate (includes multi-family residential)	10,669	—	10,669	12,714	6,532,902	6,556,285
Commercial and industrial	7,249	—	7,249	16,809	3,181,537	3,205,595
Consumer and other	1,708	—	1,708	62	396,501	398,271
Total	$80,446	$441	$80,887	$55,243	$18,709,216	$18,845,346

(1) Includes $39.5 million and $81.0 million of residential mortgage loans held for sale at June 30, 2020 and December 31, 2019, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans (1) (2)	$62,904	$55,243
Accruing loans 90 or more days past due	8,691	441
Total nonperforming loans	71,595	55,684
Repossessed assets	187	323
Other real estate	6,160	6,936
Total nonperforming assets	$77,942	$62,943

Nonperforming assets to total loans and other real estate	0.37%	0.33%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.42%	0.36%

(1)	Includes troubled debt restructurings of $13.6 million as of both June 30, 2020 and December 31, 2019.
(2)	There were no nonperforming or troubled debt restructurings of warehouse lines of credit or Warehouse Purchase Program loans for the periods presented.

The Company had $77.9 million in nonperforming assets at June 30, 2020 compared with $62.9 million at December 31, 2019. Nonperforming assets were 0.37% of total loans and other real estate at June 30, 2020 compared with 0.33% of total loans and other real estate at December 31, 2019.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.4 million and $1.2 million would have been recorded as income for the six months ended June 30, 2020 and 2019, respectively. The Company had $62.9 million in nonaccrual loans at June 30, 2020 compared with $37.3 million at June 30, 2019.

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

PCD Loans.  The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
PCD loans:
Outstanding balance	$290,189	$410,785
Discount (1)	(22,565)	(167,320)	(2)
Recorded investment	$267,624	$243,465

(1)	ASU 2016-13 became effective for the Company on January 1, 2020.
(2)	Includes $131.8 million in PCD loans credit discount.

Changes in the accretable yield for acquired PCD loans for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$29,460	$1,234	$35,654	$1,534
Adjustments	(274)	17	(449)	36
Accretion charge-offs	(354)	—	(354)	—
Accretion	(6,267)	(347)	(12,286)	(666)
Balance at June 30,	$22,565	$904	$22,565	$904

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered non-performing or impaired. The adoption of ASU 2016-13, “Financial Instruments-Credit-Losses (ASC Topic 326) – Measurement of Credit Losses on Financial Instruments” (“CECL”) resulted in $131.8 million of the total PCD discount as of December 31, 2019 being reallocated to the allowance for credit losses. The PCD discount reflected above as of June 30, 2020, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$5,117,679	$6,102,540
Discount	(69,860)	(110,130)
Recorded investment	$5,047,819	$5,992,410

Changes in the discount accretion for Non-PCD loans for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$87,613	$13,359	$110,130	$14,833
Adjustments	312	—	312	—
Accretion charge-offs	(66)	—	(120)	—
Accretion	(17,999)	(880)	(40,462)	(2,354)
Balance at June 30,	$69,860	$12,479	$69,860	$12,479

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

The following table presents loans by risk grade and category of loan at June 30, 2020.

	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$27	$—	$—	$27
Grade 2	—	—	—	88	132	281	—	—	501
Grade 3	345,184	702,893	417,348	116,076	38,311	74,496	120,229	1,637	1,816,174
Grade 4	6,435	16,742	33,221	113,509	7,056	13,771	9,682	—	200,416
Grade 5	—	—	—	4	—	2,910	—	—	2,914
Grade 6	—	—	—	—	—	2,202	—	—	2,202
Grade 7	—	—	1,118	—	—	390	734	—	2,242
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	1,305	—	397	—	6,859	—	—	8,561
Total	$351,619	$720,940	$451,687	$230,074	$45,499	$100,936	$130,645	$1,637	$2,033,037

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$695	$380	$308	$255	$103	$526	$10,100	$—	$12,367
Grade 2	10	—	—	355	—	1,591	40	—	1,996
Grade 3	68,790	90,926	71,576	49,393	57,106	110,608	75,452	1,252	525,103
Grade 4	8,750	9,697	4,798	3,083	5,099	22,535	5,912	—	59,874
Grade 5	1,654	3,419	1,130	—	—	648	2,043	—	8,894
Grade 6	1,468	—	59	—	186	184	—	—	1,897
Grade 7	—	353	32	—	4	357	—	—	746
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	217	—	—	—	1,294	—	306	1,817
Total	$81,367	$104,992	$77,903	$53,086	$62,498	$137,743	$93,547	$1,558	$612,694

1-4 Family (includes Home Equity) (1)
Grade 1	$98	$—	$—	$—	$—	$—	$—	$—	$98
Grade 2	—	71	121	728	260	11,068	1,335	—	13,583
Grade 3	644,503	909,952	610,756	532,702	512,549	1,114,277	139,042	5,022	4,468,803
Grade 4	1,980	12,884	18,229	13,841	10,496	38,260	2,722	138	98,550
Grade 5	—	164	—	1,258	232	4,082	—	—	5,736
Grade 6	85	42	3	328	—	2,165	—	32	2,655
Grade 7	—	1,746	986	2,887	3,159	13,590	3,587	—	25,955
Grade 8	—	—	—	—	—	99	—	—	99
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	251	5,300	1,040	—	6,591
Total	$646,666	$924,859	$630,095	$551,744	$526,947	$1,188,841	$147,726	$5,192	$4,622,070

	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	5,743	2,008	—	7,480	193	4,980	—	—	20,404
Grade 3	188,791	1,035,743	1,022,056	1,037,919	641,974	1,432,384	73,808	40,429	5,473,104
Grade 4	13,295	34,582	114,906	149,851	157,957	391,781	13,272	345	875,989
Grade 5	—	—	2,164	12,888	12,575	14,521	—	—	42,148
Grade 6	7,928	175	1,250	26	3,218	8,165	1,500	—	22,262
Grade 7	21	—	—	16	14,796	210	—	—	15,043
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	15,329	5,094	27,440	—	53,273	—	—	101,136
Total	$215,778	$1,087,837	$1,145,470	$1,235,620	$830,713	$1,905,314	$88,580	$40,774	$6,550,086

Commercial and Industrial
Grade 1	$1,379,014	$8,123	$7,034	$3,487	$1,597	$7,345	$20,344	$23	$1,426,967
Grade 2	999	155	1,137	1,530	1,442	1,132	21,124	62,772	90,291
Grade 3	173,841	331,439	226,143	116,920	111,163	185,271	792,523	263,799	2,201,099
Grade 4	10,170	53,041	22,132	29,046	11,293	50,492	66,940	28,947	272,061
Grade 5	3,057	16,813	476	157	297	2,359	7,568	114	30,841
Grade 6	101	243	2,492	206	1,266	2,254	23,442	650	30,654
Grade 7	—	570	367	110	649	12,963	31,650	1,449	47,758
Grade 8	—	—	—	—	10	—	—	—	10
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	790	28,991	8,280	11,746	3,582	1,715	49,350	22,967	127,421
Total	$1,567,972	$439,375	$268,061	$163,202	$131,299	$263,531	$1,012,941	$380,721	$4,227,102

Consumer and Other
Grade 1	$26,314	$10,550	$5,938	$4,882	$2,519	$6,334	$1,518	$3	$58,058
Grade 2	2,345	10,763	418	38,306	233	1,402	1,185	—	54,652
Grade 3	33,702	54,277	36,175	18,500	7,721	30,553	75,869	338	257,135
Grade 4	478	4,219	964	77	109	2,084	11,057	4	18,992
Grade 5	—	—	68	18	—	—	10,402	—	10,488
Grade 6	—	1,534	—	—	—	—	—	—	1,534
Grade 7	—	32	8	6	(5)	3	—	—	44
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	1,880	—	3,800	16,418	—	22,098
Total	$62,839	$81,375	$43,571	$63,669	$10,577	$44,176	$116,449	$345	$423,001

	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	2,557,183	—	—	—	—	—	—	—	2,557,183
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$2,557,183	$—	$—	$—	$—	$—	$—	$—	$2,557,183

Total
Grade 1	$1,406,121	$19,053	$13,280	$8,624	$4,219	$14,232	$31,962	$26	$1,497,517
Grade 2	9,097	12,997	1,676	48,487	2,260	20,454	23,684	62,772	181,427
Grade 3	4,011,994	3,125,230	2,384,054	1,871,510	1,368,824	2,947,589	1,276,923	312,477	17,298,601
Grade 4	41,108	131,165	194,250	309,407	192,010	518,923	109,585	29,434	1,525,882
Grade 5	4,711	20,396	3,838	14,325	13,104	24,520	20,013	114	101,021
Grade 6	9,582	1,994	3,804	560	4,670	14,970	24,942	682	61,204
Grade 7	21	2,701	2,511	3,019	18,603	27,513	35,971	1,449	91,788
Grade 8	—	—	—	—	10	99	—	—	109
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	790	45,842	13,374	41,463	3,833	72,241	66,808	23,273	267,624
Total	$5,483,424	$3,359,378	$2,616,787	$2,297,395	$1,607,533	$3,640,541	$1,589,888	$430,227	$21,025,173

(1) Includes $39.5 million of residential mortgage loans held for sale at June 30, 2020.

Allowance for Credit Losses on Loans. The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of June 30, 2020 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance or provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

In determining the amount of the general valuation allowance, management considers factors such as historical lifetime loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions and other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 326, “Financial Instruments – Credit Losses.” Historical lifetime loan loss experience is determined by utilizing an open-pool (“cumulative loss rate”) methodology. Adjustments to the historical lifetime loan loss experience are made for differences in current loan pool risk characteristics such as portfolio concentrations, delinquency, non-accrual, and watch list levels, as well as changes in current and forecasted economic conditions such as unemployment rates, property and collateral values, and other indices relating to economic activity. The utilization of reasonable and supportable forecasts includes an immediate reversion to lifetime historical loss rates. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The Company uses this information to establish the amount of the general valuation allowance. At June 30, 2020, the allowance for credit losses on loans totaled $324.2 million or 1.54% of total loans, including acquired loans with discounts.  At December 31, 2019, the allowance for credit losses on loans totaled $87.5 million or 0.46% of total loans, including acquired loans with discounts.

The following table details activity in the allowance for credit losses on loans by category of loan for the three and six months ended June 30, 2020 and 2019.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance March 31, 2020	$28,741	$5,769	$23,539	$61,403	$180,097	$27,657	$327,206
Provision for credit losses	11,115	1,126	9,533	16,804	(18,007)	(10,571)	10,000
Charge-offs	—	(32)	(145)	—	(12,678)	(1,121)	(13,976)
Recoveries	6	35	94	—	472	368	975
Net charge-offs	6	3	(51)	—	(12,206)	(753)	(13,001)
Balance June 30, 2020	$39,862	$6,898	$33,021	$78,207	$149,884	$16,333	$324,205

Six Months Ended
Beginning balance, prior to adoption of ASC 326	$14,654	$2,971	$15,277	$12,332	$40,445	$1,790	$87,469
Impact of adoption ASC 326	14,075	2,797	8,267	48,990	139,624	26,785	240,538
Provision for credit losses	11,115	1,126	9,533	16,804	(18,007)	(10,571)	10,000
Charge-offs	—	(62)	(175)	—	(13,289)	(2,437)	(15,963)
Recoveries	18	66	119	81	1,111	766	2,161
Net charge-offs	18	4	(56)	81	(12,178)	(1,671)	(13,802)
Balance June 30, 2020	$39,862	$6,898	$33,021	$78,207	$149,884	$16,333	$324,205

Allowance for credit losses:
Three Months Ended
Balance March 31, 2019	$16,192	$3,284	$14,455	$11,590	$39,059	$1,511	$86,091
Provision for credit losses	(299)	578	(61)	575	(710)	717	800
Charge-offs	(19)	(54)	(16)	—	(125)	(905)	(1,119)
Recoveries	12	8	5	1	953	255	1,234
Net charge-offs	(7)	(46)	(11)	1	828	(650)	115
Balance June 30, 2019	$15,886	$3,816	$14,383	$12,166	$39,177	$1,578	$87,006

Six Months Ended
Balance December 31, 2018	$15,582	$3,693	$14,135	$11,220	$40,223	$1,587	$86,440
Provision for credit losses	311	(1,109)	256	944	(155)	1,253	1,500
Charge-offs	(63)	(64)	(22)	—	(2,082)	(1,797)	(4,028)
Recoveries	56	1,296	14	2	1,191	535	3,094
Net charge-offs	(7)	1,232	(8)	2	(891)	(1,262)	(934)
Balance June 30, 2019	$15,886	$3,816	$14,383	$12,166	$39,177	$1,578	$87,006

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance also includes estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is informed by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund is informed by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of June 30, 2020, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposure, compared with $5.6 million as of December 31, 2019. This allowance for credit losses on off-balance sheet credit exposure is a separate line item on the Company’s consolidated balance sheet. As of June 30, 2020, the Company had $1.77 billion in commitments expected to fund.

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Under ASC Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring. As of June 30, 2020 and 2019, respectively, the Company had $13.6 million and $14.3 million, in outstanding troubled debt restructurings.

The following table presents information regarding the recorded investment of loans that were modified as troubled debt restructurings during the six months ended June 30, 2020 and 2019.

	Six Months Ended
	June 30,
	2020			2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate (includes farmland)	—	—	—	—	—	—
1-4 Family (includes home equity)	1	23	13	—	—	—
Commercial real estate (includes multi-family residential)	—	—	—	—	—	—
Commercial and industrial	—	—	—	1	14,783	14,258
Consumer and other	—	—	—	—	—	—
Total	1	$23	$13	1	$14,783	$14,258

As of June 30, 2020, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications generally relate to extending the amortization periods of the loans, which includes loans modified during bankruptcy.

For the six months ended June 30, 2020, the Company added one loan totaling $23 thousand as a new troubled debt restructuring, of which $13 thousand remained outstanding at June 30, 2020. For the six months ended June 30, 2019, the Company added one loan totaling $14.8 million as a new troubled debt restructuring, of which $14.3 million remained outstanding at June 30, 2019. The Company did not grant principal reductions on any restructured loans at the time of modification. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$306	$—	$306
Collateralized mortgage obligations	—	263,715	—	263,715
Mortgage-backed securities	—	46,024	—	46,024
Total	$—	$310,045	$—	$310,045

Derivative financial instruments:
Loan customer counterparty	$—	$14,374	$—	$14,374
Financial institution counterparty	—	—	—	—
Liabilities:
Derivative financial instruments:
Loan customer counterparty	$—	$—	$—	$—
Financial institution counterparty	—	14,374	—	14,374

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$471	$—	$471
Collateralized mortgage obligations	—	235,773	—	235,773
Mortgage-backed securities	—	51,419	—	51,419
Total available for sale securities	$—	$287,663	$—	$287,663

Derivative financial instruments:
Interest rate lock commitments	$—	305	$—	305
Forward mortgage-backed securities trades	—	3	—	3
Loan customer counterparty	—	4,829	—	4,829
Financial institution counterparty	—	240	—	240
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	83	—	83
Loan customer counterparty	—	240	—	240
Financial institution counterparty	—	4,829	—	4,829

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment.  For the three and six months ended June 30, 2020, the Company had additions to other real estate owned of $732 thousand and $844 thousand, respectively, of which $732 thousand and $800 thousand, respectively, were outstanding as of June 30, 2020. For the three and six months ended June 30, 2020, the Company had additions to impaired loans of $5.9 million and $17.4 million, respectively, of which $5.9 million and $17.4 million, respectively, were outstanding as of June 30, 2020. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2020 and remained outstanding at June 30, 2020 were not significant.

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of June 30, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$332,873	$332,873	$—	$—	$332,873
Federal funds sold	568	568	—	—	568
Held to maturity securities	7,407,541	—	7,600,435	—	7,600,435
Loans held for sale	39,516	—	39,516	—	39,516
Loans held for investment, net of allowance	18,104,269	—	—	18,046,191	18,046,191
Loans held for investment - Warehouse Purchase Program	2,557,183	—	2,557,183	—	2,557,183
Other real estate owned	6,160	—	6,160	—	6,160
Liabilities
Deposits:
Noninterest-bearing	$9,040,257	$—	$9,040,257	$—	$9,040,257
Interest-bearing	17,112,431	—	17,141,559	—	17,141,559
Other borrowings	103,131	—	103,373	—	103,373
Securities sold under repurchase agreements	365,335	—	365,368	—	365,368
Subordinated notes	125,365	—	126,175	—	126,175

	As of December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$573,589	$573,589	$—	$—	$573,589
Federal funds sold	519	519	—	—	519
Held to maturity securities	8,282,393	—	8,303,851	—	8,303,851
Loans held for sale	80,959	—	80,959	—	80,959
Loans held for investment, net of allowance	17,124,156	—	—	17,045,523	17,045,523
Loans held for investment - Warehouse Purchase Program	1,552,762	—	1,552,762	—	1,552,762
Other real estate owned	6,936	—	6,936	—	6,936
Liabilities
Deposits:
Noninterest-bearing	$7,763,894	$—	$7,763,894	$—	$7,763,894
Interest-bearing	16,435,838	—	16,437,453	—	16,437,453
Other borrowings	1,303,730	—	1,303,941	—	1,303,941
Securities sold under repurchase agreements	377,294	—	377,302	—	377,302
Subordinated notes	125,804	—	125,743	—	125,743

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

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2020. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the six months ended June 30, 2020 and the year ended December 31, 2019 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2018	$1,900,845	$32,883
Less:
Amortization	—	(6,537)
Add:
LegacyTexas Merger	1,322,826	60,058
Balance as of December 31, 2019	3,223,671	86,404
Less:
Amortization	—	(6,656)
Add:
Measurement period adjustment of LegacyTexas Merger	8,293	—
Balance as of June 30, 2020	$3,231,964	$79,748

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2020, there was no impairment recorded on goodwill and core deposit intangibles.

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $3.3 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively, and $6.7 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of June 30, 2020 is as follows (dollars in thousands):

Remaining 2020	$6,513
2021	11,551
2022	10,336
2023	9,360
2024	8,699
Thereafter	33,289
Total	$79,748

8. INCOME TAXES

Income tax expense totaled $9.4 million for the three months ended June 30, 2020 compared with $20.9 million for the same period in 2019, a decrease of $11.6 million or 55.2%. The decrease was primarily due to a tax benefit for net operating losses (“NOLs”) carryback of $20.1 million as a result of the CARES Act. Income tax expense totaled $44.2 million for the six months ended June 30, 2020 compared with $42.3 million for the same period in 2019, an increase of $1.9 million or 4.5%. The Company’s effective tax rate for the three months ended June 30, 2020 and 2019 was 6.7% and 20.6%, respectively. The Company’s effective tax rate for the six months ended June 30, 2020 and 2019 was 14.4% and 20.4%, respectively.

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. In response to the COVID-19 pandemic, on March 27, 2020, the President of the United States signed the CARES Act into law. The CARES Act permits a five-year carryback period for NOLs, which allowed the

Company to generate an anticipated tax refund and income tax benefit resulting from the tax rate differential between the current statutory tax rate of 21% and the 35% statutory tax rate in prior years during the carryback period. Pursuant to this provision of the CARES Act, the Company recorded a federal current benefit for taxes on income for the six months ended June 30, 2020 due to the NOLs generated in 2019 that were used to offset taxable income generated between 2014 and 2017 taxed at 35% resulting in a tax benefit of $20.1 million, which is included in provision for income taxes in the accompanying condensed consolidated statements of income. This caused a reduction in the effective tax rate during the three and six months ended June 30, 2020 as NOLs carried back to tax years 2014 through 2017 are applied at a federal tax rate of 35% applicable to those tax years, compared to a 21% tax rate effective at June 30, 2020. As a result, during the six months ended June 30, 2020, the Company’s total deferred tax asset decreased by $30.2 million.

9. STOCK–BASED COMPENSATION

At June 30, 2020, the Company had two stock-based employee compensation plans with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), subject to approval by the Company’s shareholders. The Company’s shareholders approved the 2020 Plan at the annual meeting of shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of June 30, 2020, 12,500 shares of unvested restricted stock have been granted under the 2020 Plan.

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of June 30, 2020, a total of 357,313 shares of common stock had been issued pursuant to vested awards; and 502,312 shares of unvested restricted stock had been granted under the 2012 Plan.  The Company does not plan to make any further awards pursuant to the 2012 Plan.

As of June 30, 2020, the Company had no stock options outstanding. Stock-based compensation expense related to restricted stock was $3.0 million and $2.3 million during the three months ended June 30, 2020 and 2019, respectively, and $6.3 million and $5.1 million during the six months ended June 30, 2020 and 2019. As of June 30, 2020, there was $12.0 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.7 years.

10. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments as of June 30, 2020 (other than deposit obligations and securities sold under repurchase agreements) are summarized below. The Company’s future cash payments associated with its contractual obligations pursuant to its subordinated notes and Federal Home Loan Bank (“FHLB”) advances and notes payable as of June 30, 2020 are summarized below. The future interest payments were calculated using the current rate in effect at June 30, 2020. Payments for the subordinated notes include interest of $29.1 million that will be due over the future periods. Payments for FHLB notes payable include interest of $245 thousand that will be paid over the future periods. The payments do not include pre-payment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Subordinated notes	$5,920	$10,475	$10,475	$127,548	$154,418
Federal Home Loan Bank advances and notes payable	101,597	1,316	442	21	103,376
Total	$107,517	$11,791	$10,917	$127,569	$257,794

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 18 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company does not have any sublease arrangements. As of June 30, 2020, operating lease ROU assets and lease liabilities were approximately $52 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of June 30, 2020, the weighted average remaining lease terms of the Company’s operating leases were 7.6 years. The weighted average discount rate used to determine the lease liabilities as of June 30, 2020 for the Company’s operating leases was 2.43%. Cash paid for the Company’s operating leases for the three months ended June 30, 2020 and June 30, 2019 was $3.6 million and $1.4 million, respectively. Cash paid for the Company’s operating leases for the six months ended June 30, 2020 and June 30, 2019 was $7.2 million and $2.8 million, respectively. The Company obtained $1.5 million in ROU assets in exchange for lease liabilities for three operating leases during the six months ended June 30, 2020.

The Company’s future undiscounted cash payments associated with its operating leases as of June 30, 2020 are summarized below (dollars in thousands).

Remaining 2020	$4,604
2021	9,523
2022	8,998
2023	8,250
2024	7,369
2025	6,978
Thereafter	18,247
Total undiscounted lease payments	$63,969

The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2019 (dollars in thousands):

2020	$10,137
2021	9,169
2022	8,641
2023	7,998
2024	7,119
Thereafter	24,996
Total non-cancelable lease payments	$68,060

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of June 30, 2020 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans, allowance for credit losses on off-balance sheet credit exposure and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$107,599	$9,196	$1,194	$—	$117,989
Unused capacity on Warehouse Purchase Program loans	690,817	—	—	—	690,817
Commitments to extend credit	1,798,300	1,711,257	591,779	1,265,829	5,367,165
Total	$2,596,716	$1,720,453	$592,973	$1,265,829	$6,175,971

The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company’s consolidated statement of income. At June 30, 2020 and December 31, 2019, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in “Allowance for credit losses on off-balance sheet credit exposure” on the Company’s consolidated balance sheet, totaled $29.9 million and $5.6 million, respectively.

11. OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income were as follows:

	Three Months Ended June 30,
	2020			2019
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income:
Securities available for sale:
Change in unrealized gain during period	$1,654	$(347)	$1,307	$716	$(150)	$566
Total securities available for sale	1,654	(347)	1,307	716	(150)	566
Total other comprehensive income	$1,654	$(347)	$1,307	$716	$(150)	$566

	Six Months Ended June 30,
	2020			2019
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive (loss) income:
Securities available for sale:
Change in unrealized gain during period	$(2,529)	$531	$(1,998)	$1,219	$(256)	$963
Total securities available for sale	(2,529)	531	(1,998)	1,219	(256)	963
Total other comprehensive (loss) income	$(2,529)	$531	$(1,998)	$1,219	$(256)	$963

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at December 31, 2019	$602	$602
Other comprehensive loss	(1,998)	(1,998)
Balance at June 30, 2020	$(1,396)	$(1,396)

Balance at December 31, 2018	$310	$310
Other comprehensive income	963	963
Balance at June 30, 2019	$1,273	$1,273

12. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$—	$—	$—	$9,438	$305	$—
Forward mortgage-backed securities trades	—	—	—	40,750	3	83
Commercial loan interest rate swaps and caps:
Loan customer counterparty	230,152	14,374	—	231,345	4,829	240
Financial institution counterparty	230,152	—	14,374	231,345	240	4,829

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at June 30, 2020 and December 31, 2019 are presented in the following table.

	Weighted-Average Interest Rate
	June 30, 2020		December 31, 2019
	Received	Paid	Received	Paid
Loan customer counterparty	0.84%	2.86%	3.42%	2.86%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $14.4 million at June 30, 2020 and $4.8 million at December 31, 2019. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was zero at June 30, 2020. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was $14.3 million at June 30, 2020 and $9.3 million at December 31, 2019.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June30,
Derivatives not designated as hedging instruments	2020	2019	2020	2019
	(Dollars in thousands)
Interest rate lock commitments	$(1,417)	$—	$(305)	$—
Forward mortgage-backed securities trades	(461)	—	(2,398)	—

13. ACQUISITIONS

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

The assets and liabilities of LegacyTexas were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. As of June 30, 2020, the following table presents the amounts recorded on the consolidated balance sheet on the acquisition date (dollars in thousands).

	Initially Recorded at Acquisition Date	Measurement Period Adjustments	Adjusted Values as of June 30, 2020

Fair value of consideration paid:
Common stock issued (26,228,148 shares)	$1,810,267	$—	$1,810,267
Cash	318,018	—	318,018
Total consideration paid	$2,128,285	$—	$2,128,285

Fair value of assets acquired:
Cash and due from banks	$228,649	$—	$228,649
Securities held to maturity	472,933	—	472,933
Loans held for sale	60,818	—	60,818
Loans held for investment	6,771,080	—	6,771,080
Loans held for investment - Warehouse Purchase Program	1,693,049	—	1,693,049
Bank premises and equipment	67,347	(1,833)	65,514
Other real estate owned	4,876	—	4,876
Core deposit intangibles	60,058	—	60,058
Federal Home Loan Bank stock	117,939	(113)	117,826
Bank owned life insurance and other assets	242,592	(7,013)	235,579
Total assets acquired	9,719,341	(8,959)	9,710,382

Fair value of liabilities assumed:
Deposits	6,434,732	—	6,434,732
Other borrowings	2,078,682	—	2,078,682
Securities sold under repurchase agreements	57,670	—	57,670
Trust preferred securities	15,376	—	15,376
Subordinated notes	125,950	—	125,950
Other liabilities	201,472	(666)	200,806
Total liabilities assumed	8,913,882	(666)	8,913,216
Fair value of net assets acquired	$805,459	$(8,293)	$797,166
Goodwill resulting from acquisition	$1,322,826	$8,293	$1,331,119

The measurement period adjustments noted in the table above was a result of information obtained subsequent to the Company’s initial reporting of provisional fair values but prior to finalizing the fair values in accordance with ASC 805, Business Combinations. Such information was determined to be a condition in existence as of acquisition date.

As of June 30, 2020, the Company recognized goodwill of $1.33 billion, which is subject to subsequent fair value adjustments. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. The goodwill is not deductible for tax purposes. Additionally, as of June 30, 2020, total core deposit intangibles related to LegacyTexas were $54.2 million.

Merger Related Expenses: The Company incurred $7.5 million and $8.0 million of pre-tax merger related expenses during the three and six months ended June 30, 2020, respectively. The Company incurred $46.4 million of pre-tax merger related expenses during the year ended December 31, 2019. The merger related expenses are reflected on the Company’s income statement for the applicable periods under “Merger related expenses” and consist of salaries and benefits, data processing and professional and legal fees.

Pro Forma Information: Operations of LegacyTexas have been included in the consolidated financial statements since November 1, 2019.

The following pro forma information presents the results of operations for the three and six months ended June 30, 2019, as if the Merger had occurred on January 1, 2019 (dollars in thousands, except per share amounts).

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net interest income	$270,971	$536,218
Net income	131,508	227,277
Basic earnings per share	1.37	2.37
Diluted earnings per share	1.37	2.37

The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the Merger occurred on January 1, 2019, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the acquisition. These pro forma results require significant estimates and judgments particularly as they relate to valuation and accretion of income associated with acquired loans. Pro forma adjustments principally included:

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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank. The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of June 30, 2020, the Bank operated 275 full-service banking locations; with 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 65 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $32.97 billion at June 30, 2020 compared with $32.19 billion at December 31, 2019, an increase of $780.9 million or 2.4%. Total loans were $21.03 billion at June 30, 2020 compared with $18.85 billion at December 31, 2019, an increase of $2.18 billion or 11.6%. Total deposits were $26.15 billion at June 30, 2020 compared with $24.20 billion at December 31, 2019, an increase of $1.95 billion or 8.1%. Total shareholders’ equity was $5.95 billion at June 30, 2020 compared with $5.97 billion at December 31, 2019, a decrease of $22.7 million or 0.4%.

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

Pursuant to the terms of the merger agreement, Bancshares issued 26,228,148 shares of Bancshares common stock with a closing price of $69.02 per share plus $318.0 million in cash, made up of $308.6 million in cash and $9.4 million cash in taxes withheld, for all outstanding shares of LegacyTexas. This resulted in goodwill of $1.33 billion as of June 30, 2020, which was subject to subsequent fair value adjustments. Additionally, as of June 30, 2020, total core deposit intangibles related to LegacyTexas were $54.2 million.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, Hubei Province, China. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. On March 13, 2020, the U.S. President announced a national emergency relating to the pandemic, which has since been extended. On July 10, 2020, the Governor of Texas extended the proclamation certifying that COVID-19 poses an imminent threat of disaster in the state and declaring a state of disaster for all counties in Texas. On July 30, 2020, the Governor of Oklahoma extended the executive order that declared an emergency caused by the impending threat of COVID-19 to the people of Oklahoma. The Bank is considered an essential business and is closely monitoring the latest developments regarding COVID-19. The health and safety of the Company’s associates, customers, and communities are of utmost importance, and the Bank remains committed to providing uninterrupted service. Additionally, the Bank has continuity plans in place to ensure critical operations are able to continue without disruption. The COVID-19 pandemic has resulted in significant economic uncertainties that has had, and could continue to have, an adverse impact on the Company’s operating income, financial condition and cash flows. The extent to which the COVID-19 pandemic will impact the Company’s operations and financial results during the remainder of 2020 cannot be reasonably or reliably estimated at this time.

The health and safety of its associates, customers, and communities are of utmost importance and the Company has taken additional measures in an effort to ensure this safety, including restricting nonessential employee travel, expanding remote access availability, distancing work stations, professional cleaning of its facilities, and signs and distancing reminders for customers in the banking centers. Further, the Company remains committed to providing uninterrupted and reliable banking service and has business continuity plans and protocols in place to ensure critical operations are able to continue without disruption.

In response to the COVID-19 pandemic, on March 27, 2020, the President of the United States signed the CARES Act into law. The CARES Act provides assistance for American workers, families and small businesses. The Paycheck Protection Program (“PPP”), established by the CARES Act, is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. This program provides small businesses with funds to pay payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities. On June 5, 2020, the President signed into law the Paycheck Protection Program Flexibility Act of 2020 (“PPP Flexibility Act”), which modified the covered expense period from eight weeks to 24 weeks, extended the maturity date of the loans to five years and provided greater flexibility to employers experiencing difficulty in hiring workers. PPP loans originated prior to June 5, 2020, have a two-year term and earn interest at 1%. PPP loans originated on and after June 5, 2020, have a five-year term. On July 4, 2020, the President amended the CARES Act to extend the PPP application period for an additional five weeks. The loans are eligible for early forgiveness by the SBA as provided by the CARES Act and the PPP Flexibility Act and related regulations and guidance. Additionally, the Bank is entitled to a per loan processing fee based on a tiered schedule ranging from 5% to 1% of the loan balance. As of June 30, 2020, the Company has obtained SBA approvals on approximately 11,945 loans totaling $1.39 billion. The Company has also provided relief to its loan customers through loan extensions and deferrals.

RESULTS OF OPERATIONS

Net income available to common shareholders was $130.9 million for the quarter ended June 30, 2020 compared with $82.3 million for the same period in 2019, an increase of $48.6 million or 59.1%. Net income per diluted common share was $1.41 for the quarter ended June 30, 2020 compared with $1.18 for the same period in 2019, an increase of 19.5%. Net income and earnings per diluted common share for the three months ended June 30, 2020 were impacted by the tax benefit for net operating losses (“NOLs”) of $20.1 million and merger related expenses of $7.5 million. The Company posted annualized returns on average common equity of 8.84% and 7.92%, annualized returns on average assets of 1.61% and 1.46% and efficiency ratios of 46.56% and 43.74% for the quarters ended June 30, 2020 and 2019, respectively. The efficiency ratio is calculated by dividing total non-interest expense by the sum of net interest income and non-interest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale of assets and securities are not included. Additionally, taxes are not part of this calculation.

For the six months ended June 30, 2020, net income available to common shareholders was $261.7 million compared with $164.7 million for the same period in 2019, an increase of $97.1 million or 59.0%. Net income per diluted common share was $2.80 for the six months ended June 30, 2020 compared with $2.36 for the same period in 2019, an increase of 18.6%. Net income and earnings per diluted common share for the six months ended June 30, 2020 were impacted by the tax benefit for NOLs of $20.1 million and merger related expenses of $8.0 million. The Company posted annualized returns on average common equity of 8.85% and 7.99%, annualized returns on average assets of 1.64% and 1.46% and efficiency ratios of 44.72% and 43.34% for the six months ended June 30, 2020 and 2019, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended June 30, 2020

Net interest income before the provision for credit losses was $259.0 million for the quarter ended June 30, 2020, an increase of $104.1 million or 67.2%, compared with $154.8 million for the same period in 2019. The increase was primarily due to the Merger and the increase in loan discount accretion of $23.0 million.

Interest income on loans was $242.8 million for the quarter ended June 30, 2020, an increase of $109.2 million or 81.8%, compared with $133.5 million for the same period in 2019. The increase was primarily due to the Merger and the increase in loan discount accretion of $23.0 million.

Interest income on securities was $43.8 million for the quarter ended June 30, 2020, a decrease of $10.2 million or 18.8%, compared with $53.9 million for the same period in 2019. This decrease was primarily due to lower average securities balances and lower yields.

Average interest-bearing liabilities were $17.68 billion for the quarter ended June 30, 2020, an increase of $5.08 billion or 40.4%, compared with $12.59 billion for the same period in 2019, primarily due to the Merger. The net interest margin on a tax-equivalent basis was 3.69% for the quarter ended June 30, 2020, an increase of 53 basis points or 16.8% compared to 3.16% for the same period in 2019.

For the Six Months Ended June 30, 2020

Net interest income before the provision for credit losses was $515.0 million for the six months ended June 30, 2020, an increase of $205.2 million or 66.3%, compared with $309.7 million for the same period in 2019.  The increase was primarily due to the Merger and the increase in loan discount accretion of $49.7 million.

Interest income on loans was $490.0 million for the six months ended June 30, 2020, an increase of $226.4 million or 85.9%, compared with $263.6 million for the same period in 2019. The increase was primarily due to the Merger and the increase in loan discount accretion of $49.7 million. The Company had $92.4 million of total outstanding discounts on acquired loans, of which $92.4 million was accretable at June 30, 2020.

Interest income on securities was $92.1 million for the six months ended June 30, 2020, a decrease of $17.5 million or 16.0%, compared with $109.6 million for the same period in 2019. This decrease was primarily due to lower average securities balances and lower yields.

Average interest-bearing liabilities were $17.68 billion for the six months ended June 30, 2020, an increase of $4.98 billion or 39.3%, compared with $12.70 billion for the same period in 2019. The net interest margin on a tax-equivalent basis increased from 3.18% for the six months ended June 30, 2019 to 3.75% for the six months ended June 30, 2020. This change was primarily due to higher loan discount accretion for the six months ended June 30, 2019 and the Merger.

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

	Three Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$63,338	$523	3.32%	$20,315	$316	6.24%
Loans held for investment	18,135,226	228,062	5.06%	10,500,110	133,209	5.09%
Loans held for investment - Warehouse Purchase Program	1,843,097	14,187	3.10%	—	—	—
Total loans	20,041,661	242,772	4.87%	10,520,425	133,525	5.09%
Investment securities	8,054,008	43,776	2.19%	9,185,877	53,944	2.36%
Federal funds sold and other earning assets	172,761	45	0.10%	64,335	318	1.98%
Total interest-earning assets	28,268,430	286,593	4.08%	19,770,637	187,787	3.81%
Allowance for credit losses on loans (2)	(325,720)			(86,158)
Noninterest-earning assets	4,562,016			2,842,478
Total assets	$32,504,726			$22,526,957

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,949,023	$4,621	0.38%	$3,714,968	$5,813	0.63%
Savings and money market deposits	8,537,352	8,745	0.41%	5,647,494	12,722	0.90%
Certificates and other time deposits	3,224,196	11,903	1.48%	2,057,033	8,027	1.57%
Federal funds purchased and other borrowings	474,867	533	0.45%	883,557	5,556	2.52%
Securities sold under repurchase agreements	365,077	337	0.37%	288,666	831	1.15%
Subordinated notes	125,475	1,499	4.80%	—	—	—
Total interest-bearing liabilities	17,675,990	27,638	0.63%	12,591,718	32,949	1.05%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	8,583,734			5,674,615
Allowance for credit losses on off-balance sheet credit exposures (2)	29,947			—
Other liabilities	289,899			108,246
Total liabilities	26,579,570			18,374,579
Shareholders' equity	5,925,156			4,152,378
Total liabilities and shareholders' equity	$32,504,726			$22,256,957

Net interest rate spread			3.45%			2.76%
Net interest income and margin (3) (4)		$258,955	3.68%		$154,838	3.14%
Net interest income and margin (tax equivalent) (5)		$259,645	3.69%		$155,665	3.16%

(1) Annualized and based on average balances on an actual 365-day or 366-day basis for the three months ended June 30, 2020 and 2019.

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

	Six Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$65,128	$1,155	3.57%	$20,315	$621	6.16%
Loans held for investment	17,699,162	464,579	5.28%	10,436,369	262,969	5.08%
Loans held for investment - Warehouse Purchase Program	1,481,710	24,281	3.30%	—	—	—
Total loans	19,246,000	490,015	5.12%	10,456,684	263,590	5.08%
Investment securities	8,244,102	92,058	2.25%	9,242,605	109,592	2.39%
Federal funds sold and other earning assets	198,196	758	0.77%	68,068	720	2.13%
Total interest-earning assets	27,688,298	582,831	4.23%	19,767,357	373,902	3.81%
Allowance for credit losses on loans (2)	(326,862)			(86,332)
Noninterest-earning assets	4,569,631			2,853,199
Total assets	$31,931,067			$22,534,224

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,969,700	$11,717	0.47%	$3,930,475	$12,625	0.65%
Savings and money market deposits	8,251,396	22,867	0.56%	5,560,625	23,906	0.87%
Certificates and other time deposits	3,314,472	25,703	1.56%	2,059,877	15,159	1.48%
Other borrowings	653,914	3,465	1.07%	864,322	10,873	2.54%
Securities sold under repurchase agreements	365,846	1,094	0.60%	280,692	1,590	1.14%
Subordinated notes	125,585	2,999	4.80%	—	—	—
Total interest-bearing liabilities	17,680,913	67,845	0.77%	12,695,991	64,153	1.02%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	8,037,767			5,616,541
Allowance for credit losses on off-balance sheet credit exposures (2)	21,478			—
Other liabilities	276,211			97,610
Total liabilities	26,016,369			18,410,142
Shareholders' equity	5,914,698			4,124,082
Total liabilities and shareholders' equity	$31,931,067			$22,534,224

Net interest rate spread			3.46%			2.99%

Net interest income and margin (3) (4)		$514,986	3.74%		$309,749	3.16%

Net interest income and margin (tax equivalent) (5)		$516,399	3.75%		$311,439	3.18%

(1)	Annualized and based on average balances on an actual 365-day or 366-day basis for the six months ended June 30, 2020 and 2019.
(2)	ASU 2016-13 became effective for the Company on January 1, 2020.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 vs. 2019			2020 vs. 2019
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$667	$(460)	$207	$1,373	$(839)	$534
Loans held for investment (1)	96,598	(1,745)	94,853	183,467	18,143	201,610
Loans held for investment - Warehouse Purchase Program	14,187	—	14,187	24,281	—	24,281
Investment securities (1)	(6,642)	(3,526)	(10,168)	(11,867)	(5,667)	(17,534)
Federal funds sold and other earning assets	534	(807)	(273)	1,378	(1,340)	38
Total increase in interest income	105,344	(6,538)	98,806	198,632	10,297	208,929

Interest-Bearing Liabilities:
Interest-bearing demand deposits	1,933	(3,125)	(1,192)	3,359	(4,267)	(908)
Savings and money market deposits	6,467	(10,444)	(3,977)	11,641	(12,680)	(1,039)
Certificates and other time deposits (1)	4,555	(679)	3,876	9,233	1,311	10,544
Other borrowings	(2,560)	(2,463)	(5,023)	(2,658)	(4,750)	(7,408)
Securities sold under repurchase agreements	218	(712)	(494)	483	(979)	(496)
Subordinated notes	1,499	—	1,499	2,999	—	2,999
Total increase (decrease) in interest expense	12,112	(17,423)	(5,311)	25,057	(21,365)	3,692
Increase in net interest income	$93,232	$10,885	$104,117	$173,575	$31,662	$205,237

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

The Company made a $10.0 million provision for credit losses for the quarter ended June 30, 2020 and a $800 thousand provision for credit losses for the quarter ended June 30, 2019. The Company made a $10.0 million provision for credit losses for the six months ended June 30, 2020 and a $1.5 million provision for credit losses for the six months ended June 30, 2019.

Net charge-offs were $13.0 million for the quarter ended June 30, 2020 compared with net recoveries of $115 thousand for the quarter ended June 30, 2019. Net charge-offs for the second quarter of 2020 were primarily due to $12.4 million related to PCD loans which were resolved within the credit marks recorded as part of the Merger. Net charge-offs were $13.8 million for the six months ended June 30, 2020 compared with $934 thousand for the six months ended June 30, 2019. See “Financial Condition – Allowance for Credit Losses” below for more information.

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

Noninterest income totaled $25.7 million for the three months ended June 30, 2020 compared with $30.0 million for the same period in 2019, a decrease of $4.3 million or 14.3%. This decrease was primarily due to a loss on write-down of assets of $3.9 million and a decrease in NSF fees, partially offset by an increase in mortgage income and credit card, debit card and ATM card income primarily due to the Merger. Noninterest income totaled $60.1 million for the six months ended June 30, 2020 compared with $58.1 million for the same period in 2019, an increase of $2.0 million or 3.4%. This increase was primarily due to an increase in credit card, debit card and ATM card income, mortgage income and service charges on deposit accounts income due to the Merger, partially offset by a net loss on write-down of assets of $4.3 million.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$5,645	$7,973	$15,088	$15,789
Credit card, debit card and ATM card income	7,263	6,480	14,737	12,451
Service charges on deposit accounts	5,790	4,989	11,894	9,987
Trust income	2,242	2,558	4,904	5,153
Mortgage income	1,820	990	3,830	1,712
Brokerage income	584	541	1,234	1,214
Bank owned life insurance income	1,508	1,321	3,053	2,610
Net (loss) gain on sale of assets	(3,945)	2	(4,330)	60
Other	4,768	5,104	9,653	9,126
Total noninterest income	$25,675	$29,958	$60,063	$58,102

Noninterest Expense

Noninterest expense totaled $134.4 million for the quarter ended June 30, 2020 compared with $80.8 million for the quarter ended June 30, 2019, an increase of $53.5 million or 66.3%, primarily due to the Merger and merger related expenses of $7.5 million. Noninterest expense totaled $259.1 million for the six months ended June 30, 2020 compared with $159.4 million for the six months ended June 30, 2019, an increase of $99.7 million or 62.6%. The change was primarily due to the increase in salaries and benefits, credit and debit card, data processing and software amortization, net occupancy and equipment and other noninterest expense due to the Merger and $8.0 million of merger related expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Salaries and employee benefits (1)	$79,109	$52,941	$156,391	$104,014
Non-staff expenses:
Net occupancy and equipment	9,190	5,492	18,170	10,958
Credit and debit card, data processing and software amortization	11,690	4,904	23,111	9,477
Regulatory assessments and FDIC insurance	2,601	2,325	4,679	4,699
Core deposit intangibles amortization	3,293	1,265	6,656	2,584
Depreciation	4,598	3,111	9,366	6,215
Communications (2)	3,324	2,183	6,519	4,453
Other real estate expense, net (3)	44	66	(40)	(28)
Merger related expenses	7,474	—	8,018	—
Other	13,045	8,534	26,239	17,020
Total noninterest expense	$134,368	$80,821	$259,109	$159,392

(1) Includes stock-based compensation expense of $3.0 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively, and $6.3 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively.

(2) Communications expense includes telephone, data circuits, postage and courier expenses.

(3) Other real estate expense is net of rental income and gains and losses on sales of real estate.

Income Taxes

Income tax expense totaled $9.4 million for the three months ended June 30, 2020 compared with $20.9 million for the same period in 2019, a decrease of $11.6 million or 55.2%. The decrease was primarily due to a tax benefit for NOLs of $20.1 million as a result of the CARES Act. Income tax expense totaled $44.2 million for the six months ended June 30, 2020 compared with $42.3 million for the same period in 2019, an increase of $1.9 million or 4.5%. The Company’s effective tax rate for the three months ended June 30, 2020 and 2019 was 6.7% and 20.3%, respectively. The Company’s effective tax rate for the six months ended June 30, 2020 and 2019 was 14.4% and 20.4%, respectively.

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. In response to the COVID-19 pandemic, on March 27, 2020, the President of the United States signed the CARES Act into law. The CARES Act permits a five-year carryback period for NOLs, which allowed the Company to generate an anticipated tax refund and income tax benefit resulting from the tax rate differential between the current statutory tax rate of 21% and the 35% statutory tax rate in prior years during the carryback period. Pursuant to this provision of the CARES Act, the Company recorded a federal current benefit for taxes on income for the six months ended June 30, 2020 due to the NOLs generated in 2019 that were used to offset taxable income generated between 2014 and 2017 taxed at 35% resulting in a tax benefit of $20.1 million, which is included in provision for income taxes in the accompanying condensed consolidated statements of income. This caused a reduction in the effective tax rate during the three and six months ended June 30, 2020 as NOLs carried back to tax years 2014 through 2017 are applied at a federal tax rate of 35% applicable to those tax years, compared to a 21% tax rate effective at June 30, 2020. As a result, during the six months ended June 30, 2020, the Company’s total deferred tax asset decreased by $30.2 million.

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

	June 30, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$39,516	$—	$—	$—	$39,516
Commercial and industrial	2,263,693	864,238	971,750	127,421	4,227,102
Warehouse purchase program	2,557,183	—	—	—	2,557,183
Real estate:
Construction, land development and other land loans	1,706,072	182,609	135,795	8,561	2,033,037
1-4 family residential (includes home equity)	2,783,107	378,398	1,414,458	6,591	4,582,554
Commercial real estate (includes multi-family residential)	3,525,605	479,146	2,444,199	101,136	6,550,086
Farmland	387,357	11,358	29,431	1,817	429,963
Agriculture	150,016	31,846	869	—	182,731
Consumer and other	304,516	45,070	51,317	22,098	423,001
Total loans held for investment	13,677,549	1,992,665	5,047,819	267,624	20,985,657
Total	$13,717,065	$1,992,665	$5,047,819	$267,624	$21,025,173

	December 31, 2019
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$80,959	$—	$—	$—	$80,959
Commercial and industrial	1,443,202	315,557	1,312,876	133,960	3,205,595
Warehouse purchase program	1,552,762	—	—	—	1,552,762
Real estate:
Construction, land development and other land loans	1,762,326	33,675	260,911	7,255	2,064,167
1-4 family residential (includes home equity)	2,640,228	126,588	1,533,809	5,827	4,306,452
Commercial real estate (includes multi-family residential)	3,300,663	381,326	2,779,681	94,615	6,556,285
Farmland	432,584	11,873	49,293	1,808	495,558
Agriculture	137,448	44,481	3,368	—	185,297
Consumer and other	311,985	33,814	52,472	—	398,271
Total loans held for investment	11,581,198	947,314	5,992,410	243,465	18,764,387
Total	$11,662,157	$947,314	$5,992,410	$243,465	$18,845,346

At June 30, 2020, total loans were $21.03 billion, an increase of $2.18 billion or 11.6%, compared with $18.85 billion at December 31, 2019. Loans at June 30, 2020 included $39.5 million of loans held for sale and $2.56 billion of Warehouse Purchase Program loans compared with $81.0 million and $1.55 billion, respectively, at December 31, 2019. At June 30, 2020, loans represented 63.8% of total assets compared with 58.6% of total assets at December 31, 2019.

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

Included in commercial and industrial loans are (1) commitments to oil and gas producers largely secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of June 30, 2020, oil and gas loans totaled $639.4 million (net of discount and excluding PPP loans totaling $118.6 million) or 3.0% of total loans, compared with total oil and gas loans of $698.3 million (net of discount) or 3.7% of total loans as of December 31, 2019. In addition, as of June 30, 2020, the Company had total unfunded commitments to oil and gas companies of $276.9 million compared with total unfunded commitments to oil and gas companies of $342.2 million as of December 31, 2019. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 25-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition, in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower and guarantor. Loans to hotels and restaurants are included in commercial real estate loans. At June 30, 2020, loans to hotels totaled $384.8 million (excluding PPP loans totaling $8.8 million) or 1.8% of total loans; and loans to restaurants totaled $212.3 million (excluding PPP loans totaling $110.7 million) or 1.0% of total loans.

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

Nonperforming assets increased $15.0 million, or 23.8%, to $77.9 million at June 30, 2020 compared with $62.9 million at December 31, 2019, of which $35.9 million and $18.2 million, respectively, were attributable to acquired loans. The increase in nonperforming assets was primarily due to the addition of two construction loans, two 1-4 family loans and one commercial real estate loans during the six months ended June 30, 2020.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated:

	June 30, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$40,807	$8,913	$10,460	$2,724	$62,904
Accruing loans 90 or more days past due	504	344	—	7,843	8,691
Total nonperforming loans	41,311	9,257	10,460	10,567	71,595
Repossessed assets	17	—	170	—	187
Other real estate	718	—	5,442	—	6,160
Total nonperforming assets	$42,046	$9,257	$16,072	$10,567	$77,942

Nonperforming assets to total loans and other real estate by category	0.31%	0.46%	0.32%	3.95%	0.37%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.38%	0.46%	0.32%	3.95%	0.42%

	December 31, 2019
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$43,612	$2,423	$7,011	$2,197	$55,243
Accruing loans 90 or more days past due	441	—	—	—	441
Total nonperforming loans	44,053	2,423	7,011	2,197	55,684
Repossessed assets	—	—	323	—	323
Other real estate	718	—	6,218	—	6,936
Total nonperforming assets	$44,771	$2,423	$13,552	$2,197	$62,943

Nonperforming assets to total loans and other real estate by category	0.38%	0.26%	0.23%	0.90%	0.33%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.44%	0.26%	0.23%	0.90%	0.36%

(1)	Includes troubled debt restructurings of $13.6 million as of both June 30, 2020 and December 31, 2019.
(2)	There were no non-performing or troubled debt restructurings of warehouse lines of credit or Warehouse Purchase Program loans for the periods presented.

Nonperforming assets were 0.37% of total loans and other real estate at June 30, 2020 compared with 0.33% of total loans and other real estate at December 31, 2019. The allowance for credit losses as a percentage of total nonperforming loans was 452.8% at June 30, 2020 and 157.1% at December 31, 2019.

Allowance for Credit Losses

The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of June 30, 2020 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance or provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

	As of and for the Six Months Ended June 30, 2020
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$12,101,044	$7,144,956	$19,246,000
Gross loans outstanding at end of period	$13,717,068	$7,308,105	$21,025,173
Allowance for credit losses at beginning of period	$77,013	$10,456	$87,469
Cumulative effect from adoption of ASC 326	28,107	212,431	240,538
Provision for credit losses	10,402	(402)	10,000
Charge-offs:
Commercial and industrial	(442)	(12,847)	(13,289)
Real estate and agriculture	(62)	(175)	(237)
Consumer and other	(2,176)	(261)	(2,437)
Recoveries:
Commercial and industrial	213	898	1,111
Real estate and agriculture	256	28	284
Consumer and other	754	12	766
Net charge-offs(1)	(1,457)	(12,345)	(13,802)
Allowance for credit losses at end of period	$114,065	$210,140	$324,205
Ratio of allowance to end of period loans	0.83%	2.88%	1.54%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.02%	2.88%	1.76%
Ratio of net charge-offs to average loans (annualized)	0.02%	0.35%	0.14%
Ratio of allowance to end of period nonperforming loans	276.1%	693.9%	452.8%

	As of and for the Six Months Ended June 30, 2019
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$9,388,230	$1,068,454	$10,456,684
Gross loans outstanding at end of period	$9,590,618	$996,757	$10,587,375
Allowance for credit losses at beginning of period	$78,956	$7,484	$86,440
Provision for credit losses	3,026	(1,706)	1,500
Charge-offs:
Commercial and industrial	(2,077)	(5)	(2,082)
Real estate and agriculture	(130)	(19)	(149)
Consumer and other	(1,776)	(21)	(1,797)
Recoveries:
Commercial and industrial	755	436	1,191
Real estate and agriculture	1,357	11	1,368
Consumer and other	521	14	535
Net (charge-offs) recoveries	(1,350)	416	(934)
Allowance for credit losses at end of period	$80,812	$6,194	$87,006
Ratio of allowance to end of period loans	84.00%	0.62%	0.82%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.03%	(0.08%)	0.02%
Ratio of allowance to end of period nonperforming loans	226.5%	193.7%	223.8%

(1)	There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $2.7 million during the six months ended June 30, 2020. Partially offsetting these charge-offs were recoveries on originated loans of $1.2 million. Gross charge-offs on acquired loans were $13.3 million during the six months ended June 30, 2020. Offsetting these charge-offs were recoveries on acquired loans of $938 thousand. Total charge-offs for the six months ended June 30, 2020 were $16.0 million, partially offset by total recoveries of $2.2 million.

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

	June 30, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$20,603	$22,562	$48,678	$58,041	$149,884	22.9%
Real estate	82,024	10,369	28,999	29,698	151,090	71.5%
Agriculture and agriculture real estate	5,759	741	225	173	6,898	3.3%
Consumer and other	5,679	1,305	1,341	8,008	16,333	2.3%
Total allowance for credit losses	$114,065	$34,977	$79,243	$95,920	$324,205	100.0%

	December 31, 2019
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$32,723	$7,722	$—	$—	$40,445	18.5%
Real estate	40,241	2,022	—	—	42,263	75.2%
Agriculture and agriculture real estate	2,292	679	—	—	2,971	4.0%
Consumer and other	1,757	33	—	—	1,790	2.3%
Total allowance for credit losses	$77,013	$10,456	$—	$—	$87,469	100.0%

(1)	Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments-Credit Losses (ASC Topic 326) – Measurement of Credit Losses on Financial Instruments” (“CECL”). Upon adoption of CECL, the Company recognized an increase in allowance for credit losses for loans of $108.7 million, of which $102.5 million was related to LegacyTexas and an increase in allowance for credit losses for off-balance sheet credit exposures of $24.4 million, of which $6.3 million was related to LegacyTexas, with a corresponding decrease in retained earnings (pre-tax). Additionally, the Company recognized an increase in the allowance for credit losses for loans of $131.8 million, of which $130.3 million was related to LegacyTexas, due to the reclass of PCD discounts as result of adopting CECL. The allowance for credit losses totaled $324.2 million at June 30, 2020 and $87.5 million at December 31, 2019. The allowance for credit losses totaled 1.54% of total loans at June 30, 2020 and 0.46% of total loans at December 31, 2019.

At June 30, 2020, $114.1 million of the allowance for credit losses was attributable to originated loans, an increase of $37.1 million or 48.1% compared with $77.0 million of the allowance at December 31, 2019. At June 30, 2020, $35.0 million of the allowance for credit losses was attributable to re-underwritten acquired loans compared with $10.5 million of the allowance at December 31, 2019, an increase of $24.5 million or 234.5%. At June 30, 2020, $79.2 million of the allowance for credit losses was attributable to Non-PCD loans compared with a zero balance at December 31, 2019. At June 30, 2020, $95.9 million of the allowance for credit losses was attributable to PCD loans compared to a zero balance at December 31, 2019.  As stated above, the increase in allowance for credit losses was primarily due to the Company’s adoption of CECL.

At June 30, 2020, the Company had $92.4 million of total outstanding discounts on Non-PCD and PCD loans, of which $92.4 million was accretable.

The Company believes that the allowance for credit losses at June 30, 2020 is adequate to cover estimated losses in the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at June 30, 2020.

Securities

The carrying cost of securities totaled $7.72 billion at June 30, 2020 compared with $8.57 billion at December 31, 2019, a decrease of $852.5 million or 9.9%. At June 30, 2020, securities represented 23.4% of total assets compared with 26.6% of total assets at December 31, 2019.

The amortized cost and fair value of investment securities were as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$305	$1	$—	$306
Collateralized mortgage obligations	265,422	163	(1,870)	263,715
Mortgage-backed securities	46,085	626	(687)	46,024
Total	$311,812	$790	$(2,557)	$310,045
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$3,977	$50	$—	$4,027
States and political subdivisions	202,340	7,808	—	210,148
Collateralized mortgage obligations	154,390	2,725	(190)	156,925
Mortgage-backed securities	7,046,834	182,947	(446)	7,229,335
Total	$7,407,541	$193,530	$(636)	$7,600,435

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$470	$1	$—	$471
Collateralized mortgage obligations	235,222	690	(139)	235,773
Mortgage-backed securities	51,209	659	(449)	51,419
Total	$286,901	$1,350	$(588)	$287,663
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$13,933	$58	$—	$13,991
States and political subdivisions	238,347	7,632	(189)	245,790
Collateralized mortgage obligations	203,470	1,115	(373)	204,212
Mortgage-backed securities	7,826,643	48,060	(34,845)	7,839,858
Total	$8,282,393	$56,865	$(35,407)	$8,303,851

The investment securities portfolio is measured for expected credit losses by segregating the portfolio into two general segments and applying the appropriate expected credit losses methodology. Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under FASB ASC 326, “Financial Instruments – Credit Losses.”

Available for sale securities. For available for sale securities in an unrealized loss position, the amount of the expected credit losses recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the expected credit losses will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the expected credit losses will be separated into the amount representing the credit-related portion of the impairment loss (“credit loss”) and the noncredit portion of the impairment loss (“noncredit portion”). The amount of the total expected credit losses related to the credit loss is determined based on the difference between the present value of cash flows expected to be collected and the amortized cost basis, and such difference is recognized in earnings. The amount of the total expected credit losses related to the noncredit portion is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the expected credit losses recognized in earnings will become the new amortized cost basis of the investment.

As of June 30, 2020, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2020, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of June 30, 2020, the Company’s municipal securities represent 2.6% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of June 30, 2020, management believes that there is no potential for material credit losses on held to maturity securities.

Deposits

Total deposits were $26.15 billion at June 30, 2020 compared with $24.20 billion at December 31, 2019, an increase of $1.95 billion or 8.1%. At June 30, 2020, noninterest-bearing deposits totaled $9.04 billion, an increase of $1.28 billion or 16.4% compared with $7.76 billion at December 31, 2019. Interest-bearing deposits totaled $17.11 billion at June 30, 2020 compared with $16.44 billion at December 31, 2019, an increase of $676.6 million or 4.1%.

Average deposits for the six months ended June 30, 2020 were $24.57 billion, an increase of $7.41 billion or 43.1%, compared with $17.17 billion for the six months ended June 30, 2019. This increase was primarily due to the Merger. The ratio of average interest-bearing deposits to total average deposits was 67.3% during the first six months of both 2020 and 2019.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Six Months Ended June 30,
	2020		2019
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$4,969,700	0.47%	$3,930,475	0.65%
Regular savings	2,797,076	0.24%	2,253,843	0.45%
Money market savings	5,454,320	0.72%	3,306,782	1.15%
Certificates, IRAs and other time deposits	3,314,472	1.56%	2,059,877	1.48%
Total interest-bearing deposits	16,535,568	0.73%	11,550,977	0.90%
Noninterest-bearing demand deposits	8,037,767		5,616,541
Total deposits	$24,573,335	0.49%	$17,167,518	0.61%

(1) Annualized and based on average balances on an actual 365-day or 366-day basis for the six months ended June 30, 2020 and 2019.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
FHLB advances	$100,000	$1,300,000
FHLB long-term notes payable	3,131	3,730
Total other borrowings	103,131	1,303,730
Securities sold under repurchase agreements	365,335	377,294
Subordinated notes - Fixed to floating rate notes maturing on December 1, 2025	125,365	125,804
Total	$593,831	$1,806,828

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2020, the Company had total funds of $7.99 billion available under this line. FHLB advances of $100.0 million were outstanding at June 30, 2020, at a weighted average rate of 0.60%. Long-term notes payable was $3.1 million at June 30, 2020, with a weighted average rate of 5.38%. The maturity dates on the FHLB notes payable range from the years 2020 to 2027 and have interest rates ranging from 4.54% to 5.99%.

Securities sold under repurchase agreements— At June 30, 2020, the Company had $365.3 million in securities sold under repurchase agreements with banking customers compared with $377.3 million at December 31, 2019, a decrease of $12.0 million or 3.2%.  Repurchase agreements are generally settled on the following business day; however, approximately $5.4 million of the repurchase agreements outstanding at June 30, 2020 have maturity dates ranging from 6 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Subordinated notes— On November 1, 2019, in connection with the Merger, the Company assumed the obligations related to a $75.0 million and a $50.0 million of Fixed-to-Floating Rate Subordinated Note (collectively, the “Notes”) that mature on December 1, 2025. The Notes, which qualify as Tier 2 capital for regulatory purposes, have an interest rate of 5.50% per annum, payable semi-annually on each December 1 and June 1 through December 1, 2020. From and including December 1, 2020 through maturity or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 3.89%, payable on March 1, June 1, September 1, and December 1 of each year through the maturity date or earlier redemption. The Company may, at its option, beginning on December 1, 2020 and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Any partial redemption will be made pro rata among all of the holders. The Notes are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company’s subsidiaries.

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

As of June 30, 2020, the Company had outstanding $5.37 billion in commitments to extend credit, $118.0 million in commitments associated with outstanding standby letters of credit, $29.9 million in allowance for credit losses on off-balance sheet credit exposures and $690.8 million in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2020, the Company had cash and cash equivalents of $333.4 million compared with $574.1 million at December 31, 2019, a decrease of $240.7 million or 41.9%. The decrease was primarily due to the repurchase of common stock of $110.1 million, the payment of cash dividends of $85.8 million, net repayments of other short-term borrowing of $1.20 billion, $1.23 billion used in investing activities partially offset by an increase in deposits of $1.96 billion and net cash provided by operating activities of $437.4 million.

Share Repurchases

On January 29, 2020, Bancshares announced a stock repurchase program that authorized the repurchase of up to 5%, or approximately 4.74 million shares, of the Bancshares’ outstanding common stock over a one-year period expiring on January 28, 2021, at the discretion of management. Under the stock repurchase program, Bancshares could repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. Bancshares repurchased zero shares of its common stock during the three months ended June 30, 2020 and 2.1 million shares of its common stock at an average weighted price of $52.59 per share during the six months ended June 30, 2020.

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments as of June 30, 2020 (other than deposit obligations and securities sold under repurchase agreements) are summarized below. The Company’s future cash payments associated with its contractual obligations pursuant to its subordinated notes and FHLB borrowings and notes payable as of June 30, 2020 are summarized below. The future interest payments were calculated using the current rate in effect at June 30, 2020. Payments for subordinated notes payable include interest of $29.1 million that will be due over the future periods.  Payments for FHLB borrowings include interest of $245 thousand that will be due over the future periods. The payments do not include pre-payment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Subordinated notes	$5,920	$10,475	$10,475	$127,548	$154,418
Federal Home Loan Bank advances and notes payable	101,597	1,316	442	21	103,376
Total	$107,517	$11,791	$10,917	$127,569	$257,794

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 18 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company does not have any sublease arrangements. As of June 30, 2020, operating lease ROU assets and lease liabilities were approximately $52 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of June 30, 2020, the weighted average remaining lease terms of the Company’s operating leases were 7.6 years. The weighted average discount rate used to determine the lease liabilities as of June 30, 2020 for the Company’s operating leases was 2.43%. Cash paid for the Company’s operating leases for the three months ended June 30, 2020 and June 30, 2019 was $3.6 million and $1.4 million, respectively. Cash paid for the Company’s operating leases for the six months ended June 30, 2020 and June 30, 2019 was $7.2 million and $2.8 million, respectively. The Company obtained $1.5 million in ROU assets in exchange for lease liabilities for three operating leases during the six months ended June 30, 2020.

The Company’s future undiscounted cash payments associated with its operating leases as of June 30, 2020 are summarized below (dollars in thousands).

Remaining 2020	$4,604
2021	9,523
2022	8,998
2023	8,250
2024	7,369
2025	6,978
Thereafter	18,247
Total undiscounted lease payments	$63,969

The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2019 (dollars in thousands):

2020	$10,137
2021	9,169
2022	8,641
2023	7,998
2024	7,119
Thereafter	24,996
Total non-cancelable lease payments	$68,060

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit expiring by period as of June 30, 2020 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans, allowance for credit losses on off-balance sheet credit exposures and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$107,599	$9,196	$1,194	$—	$117,989
Unused capacity on Warehouse Purchase Program loans	690,817	—	—	—	690,817
Commitments to extend credit	1,798,300	1,711,257	591,779	1,265,829	5,367,165
Total	$2,596,716	$1,720,453	$592,973	$1,265,829	$6,175,971

The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company’s consolidated statement of income. At June 30, 2020 and December 31, 2019, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in “Allowance for credit losses on off-balance sheet credit exposure” on the Company’s consolidated balance sheet, totaled $29.9 million and $5.6 million, respectively.

Capital Resources

Total shareholders’ equity was $5.95 billion at June 30, 2020 compared with $5.97 billion at December 31, 2019, a decrease of $22.7 million or 0.4%. The decrease was primarily the result of dividend payments of $85.8 million, the common stock repurchases totaling $110.1 million and the impact of the adoption ASC 326 and other of $92.9 million, partially offset by net income of $261.7 million.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of June 30, 2020, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of June 30, 2020:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of June 30, 2020
The Company
CET1 capital (to risk weighted assets)	4.50%		7.00%	N/A	12.29%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	N/A	12.29%
Total capital (to risk weighted assets)	8.00%		10.50%	N/A	13.36%
Tier 1 capital (to average assets)	4.00%	(1)	4.00%	N/A	9.44%

The Bank
CET1 capital (to risk weighted assets)	4.50%		7.00%	6.50%	12.73%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	8.00%	12.73%
Total capital (to risk weighted assets)	8.00%		10.50%	10.00%	13.23%
Tier 1 capital (to average assets)	4.00%	(2)	4.00%	5.00%	9.74%

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2) The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements and observe social distancing. These actions, together with responses to the pandemic by businesses and individuals, have resulted in decreases in commercial and consumer activity, temporary closures of many businesses that have led to loss of revenues and an increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. These changes have had a significant adverse effect on the markets in which the Company conducts its business and on the demand for its products and services.

Business and consumer customers of the Company are experiencing varying degrees of financial distress, which is expected to increase over coming months and could adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. Further, any disruption to our ability to deliver financial products or services to, or interact with, our customers could result in losses or increased operational costs, regulatory fines, penalties and other sanctions, or harm our reputation.

COVID-19 is not yet contained and could affect significantly more households and businesses. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects the Company’s business, operations and financial condition, as well as its regulatory capital and liquidity, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic and actions taken by governmental authorities and other parties in response to the pandemic. If the pandemic is prolonged, the adverse impact on the markets in which the Company operates and on its business, operations and financial condition could deepen.

The Federal Reserve has taken various actions and the U.S. government has enacted several fiscal stimulus measures to counteract the economic disruption caused by the COVID-19 pandemic and provide economic assistance to individual households and businesses, stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. The Company faces an increased risk of litigation and governmental, regulatory and third-party scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions. Furthermore, various governmental programs such as the PPP are complex and the Company’s participation may lead to additional litigation and governmental, regulatory and third-party scrutiny, negative publicity and damage to the Company’s reputation. For example, the Company’s participation in the PPP as a lender may adversely affect the Company’s revenue and results of operations depending on the timing and amount of forgiveness, if any, to which its borrowers will be entitled.

To the extent COVID-19 adversely affects the Company’s business, financial condition, results of operations and liquidity, it also may have the effect of exacerbating many of the other risks described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None.

b. None.

c. The Company did not repurchase any shares of its common stock during the three months ended June 30, 2020.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019)

4.1	Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

4.2	Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Company's Schedule 14A filed on March 18, 2020)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 8/07/2020	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 8/07/2020	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer