Form 10-Q
period 2020-09-30
PROSPERITY BANCSHARES INC
filed 2020-11-05
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

As of November 2, 2020, there were 92,558,558 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$1,031,193	$573,589
Federal funds sold	56,469	519
Total cash and cash equivalents	1,087,662	574,108
Available for sale securities, at fair value	461,115	287,663
Held to maturity securities, at cost (fair value of $7,145,837 and $8,303,851, respectively)	6,970,380	8,282,393
Total securities	7,431,495	8,570,056
Loans held for sale	51,694	80,959
Loans held for investment	18,013,333	17,211,625
Loans held for investment - Warehouse Purchase Program	2,730,614	1,552,762
Total loans	20,795,641	18,845,346
Less: allowance for credit losses on loans	(323,635)	(87,469)
Loans, net	20,472,006	18,757,877
Accrued interest receivable	87,555	80,797
Goodwill	3,231,692	3,223,671
Core deposit intangibles, net	76,478	86,404
Bank premises and equipment, net	325,994	326,832
Other real estate owned	11,548	6,936
Bank owned life insurance (BOLI)	326,452	321,793
Federal Home Loan Bank of Dallas stock	8,901	83,945
Other assets	137,816	153,289
TOTAL ASSETS	$33,197,599	$32,185,708
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$8,998,328	$7,763,894
Interest-bearing	17,460,878	16,435,838
Total deposits	26,459,206	24,199,732
Fed funds purchased and other borrowings	2,570	1,303,730
Securities sold under repurchase agreements	380,274	377,294
Subordinated notes	125,146	125,804
Accrued interest payable	6,592	8,585
Allowance for credit losses on off-balance sheet credit exposures	29,947	5,599
Other liabilities	158,987	194,129
Total liabilities	27,162,722	26,214,873
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 92,562,434 shares issued and outstanding at September 30, 2020; 94,746,019 shares issued and outstanding at December 31, 2019	92,562	94,746
Capital surplus	3,631,213	3,734,519
Retained earnings	2,311,451	2,140,968
Accumulated other comprehensive (loss) income —net unrealized (loss) gain on available for sale securities, net of tax (benefit) expense of $(93) and $160, respectively	(349)	602
Total shareholders’ equity	6,034,877	5,970,835
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,197,599	$32,185,708

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$244,255	$134,943	$734,270	$398,533
Securities	38,033	50,872	130,091	160,464
Federal funds sold and other earning assets	144	363	902	1,083
Total interest income	282,432	186,178	865,263	560,080
INTEREST EXPENSE:
Deposits	22,458	26,939	82,745	78,629
Other borrowings	52	4,335	3,517	15,208
Securities sold under repurchase agreements	309	914	1,403	2,504
Subordinated notes	1,500	—	4,499	—
Total interest expense	24,319	32,188	92,164	96,341
NET INTEREST INCOME	258,113	153,990	773,099	463,739
PROVISION FOR CREDIT LOSSES	10,000	1,100	20,000	2,600
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	248,113	152,890	753,099	461,139
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	7,156	8,835	22,244	24,624
Credit card, debit card and ATM card income	8,315	6,688	23,052	19,139
Service charges on deposit accounts	5,920	5,020	17,814	15,007
Trust income	2,502	2,492	7,406	7,645
Mortgage income	2,958	839	6,788	2,551
Brokerage income	628	522	1,862	1,736
Net (loss) gain on sale or write down of assets	(528)	(3)	(4,858)	57
Other	7,973	6,280	20,679	18,016
Total noninterest income	34,924	30,673	94,987	88,775
NONINTEREST EXPENSE:
Salaries and employee benefits	75,068	52,978	231,459	156,992
Net occupancy and equipment	8,644	5,607	26,814	16,565
Credit and debit card, data processing and software amortization	8,776	4,989	31,887	14,466
Regulatory assessments and FDIC insurance	2,512	1,814	7,191	6,513
Core deposit intangibles amortization	3,270	1,248	9,926	3,832
Depreciation	4,605	3,286	13,971	9,501
Communications	3,027	2,214	9,546	6,667
Other real estate expense, net	121	(47)	81	(75)
Merger related expenses	—	—	8,018	—
Other	11,896	8,610	38,135	25,630
Total noninterest expense	117,919	80,699	377,028	240,091
INCOME BEFORE INCOME TAXES	165,118	102,864	471,058	309,823
PROVISION FOR INCOME TAXES	35,054	21,106	79,245	63,405
NET INCOME	$130,064	$81,758	$391,813	$246,418
EARNINGS PER SHARE:
Basic	$1.40	$1.19	$4.20	$3.55
Diluted	$1.40	$1.19	$4.20	$3.55

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income	$130,064	$81,758	$391,813	$246,418
Other comprehensive income (loss), before tax:
Securities available for sale:
Change in unrealized gains (losses) during the period	1,325	(1,563)	(1,204)	(344)
Total other comprehensive income (loss)	1,325	(1,563)	(1,204)	(344)
Deferred tax (expense) benefit related to other comprehensive income (loss)	(278)	328	253	72
Other comprehensive income (loss), net of tax	1,047	(1,235)	(951)	(272)
Comprehensive income	$131,111	$80,523	$390,862	$246,146

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT JUNE 30, 2020	92,660,462	$92,660	$3,632,847	$2,224,011	$(1,396)	$5,948,122
Net income				130,064		130,064
Other comprehensive income					1,047	1,047
Common stock issued in connection with the issuance of restricted stock awards, net	—	—	—			—
Common stock repurchase	(98,028)	(98)	(4,805)			(4,903)
Stock based compensation expense			3,171			3,171
Cash dividends declared, $0.46 per share				(42,624)		(42,624)
BALANCE AT SEPTEMBER 30, 2020	92,562,434	$92,562	$3,631,213	$2,311,451	$(349)	$6,034,877

Nine Months Ended
BALANCE AT DECEMBER 31, 2019	94,746,019	$94,746	$3,734,519	$2,140,968	$602	$5,970,835
Cumulative change in accounting principle upon adoption of ASU 2016-13(1) and other				(92,860)		(92,860)
BALANCE AT JANUARY 1, 2020 (AS ADJUSTED FOR CHANGE IN ACCOUNTING STANDARD)	94,746,019	94,746	3,734,519	2,048,108	602	5,877,975
Net income				391,813		391,813
Other comprehensive loss					(951)	(951)
Common stock issued in connection with the issuance of restricted stock awards, net	6,000	6	(6)			—
Common stock repurchase	(2,189,585)	(2,190)	(112,774)			(114,964)
Stock based compensation expense			9,474			9,474
Cash dividends declared, $1.38 per share				(128,470)		(128,470)
BALANCE AT SEPTEMBER 30, 2020	92,562,434	$92,562	$3,631,213	$2,311,451	$(349)	$6,034,877

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT JUNE 30, 2019	69,261,431	$69,261	$2,012,665	$2,044,696	$1,273	$4,127,895
Net income				81,758		81,758
Other comprehensive loss					(1,235)	(1,235)
Common stock issued in connection with the issuance of restricted stock awards, net	9,750	10	(10)			—
Common stock repurchase	(874,403)	(874)	(55,189)			(56,063)
Stock based compensation expense			2,494			2,494
Cash dividends declared, $0.41 per share				(28,043)		(28,043)
BALANCE AT SEPTEMBER 30, 2019	68,396,778	68,397	1,959,960	2,098,411	38	4,126,806

Nine Months Ended
BALANCE AT DECEMBER 31, 2018	69,846,825	$69,847	$2,045,351	$1,937,316	$310	$4,052,824
Net income				246,418		246,418
Other comprehensive loss					(272)	(272)
Common stock issued in connection with the issuance of restricted stock awards, net	23,184	23	(23)			—
Common stock repurchase	(1,473,231)	(1,473)	(93,011)			(94,484)
Stock based compensation expense			7,643			7,643
Cash dividends declared, $1.23 per share				(85,323)		(85,323)
BALANCE AT SEPTEMBER 30, 2019	68,396,778	$68,397	$1,959,960	$2,098,411	$38	$4,126,806

(1)	ASU 2016-13 became effective for the Company on January 1, 2020.

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$391,813	$246,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	23,897	13,333
Provision for credit losses	20,000	2,600
Net amortization of premium on investments	27,318	22,223
Net gain on sale of other real estate and repossessed assets	(263)	(346)
Net loss on sale or write down of premises and equipment	2,506	—
Net loss (gain) on sale or write down of assets	2,352	(57)
Net accretion of discount on loans	(75,282)	(4,303)
Net amortization of premium on deposits	(5,303)	—
Gain on sale of loans	(4,957)	(2,355)
Proceeds from sale of loans held for sale	338,740	132,554
Originations of loans held for sale	(305,612)	(121,212)
Stock based compensation expense	9,474	7,643
Decrease in accrued interest receivable and other assets	97,047	13,860
(Decrease) increase in accrued interest payable and other liabilities	(24,834)	38,840
Net cash provided by operating activities	496,896	349,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,751,229	1,328,559
Purchase of held to maturity securities	(466,474)	(222,906)
Proceeds from maturities and principal paydowns of available for sale securities	12,027,029	9,020,085
Purchase of available for sale securities	(12,201,746)	(9,234,545)
Originations of WPP loans	(30,474,590)	—
Proceeds from pay-offs of WPP	29,296,738	—
Net increase in loans held for investment	(626,308)	(312,461)
Purchase of bank premises and equipment	(17,617)	(16,253)
Proceeds from sale of bank premises, equipment and other real estate	4,766	4,531
Proceeds from insurance claims	468	3,637
Net cash (used in) provided by investing activities	(706,505)	570,647

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	1,234,434	117,887
Net increase (decrease) in interest-bearing deposits	1,030,343	(444,525)
Net repayments of other short-term borrowings	(1,300,000)	(430,000)
Repayments of other long-term borrowings	(1,160)	(331)
Net increase in securities sold under repurchase agreements	2,980	26,684
Repurchase of common stock	(114,964)	(94,484)
Payments of cash dividends	(128,470)	(85,323)
Net cash provided by (used in) financing activities	723,163	(910,092)

NET INCREASE IN CASH AND CASH EQUIVALENTS	513,554	9,753
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	574,108	411,127
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,087,662	$420,880

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$8,229	$1,998

SUPPLEMENTAL INFORMATION:
Income taxes paid	$132,185	$63,250
Interest paid	94,157	95,104

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the nine-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$130,064		$81,758		$391,813		$246,418
Basic:
Weighted average shares outstanding	92,656	$1.40	68,738	$1.19	93,226	$4.20	69,463	$3.55
Diluted:
Weighted average shares outstanding	92,656	$1.40	68,738	$1.19	93,226	$4.20	69,463	$3.55

As of September 30, 2020, all stock options have been exercised and there are no options outstanding. There were no stock options exercisable during the three and nine months ended September 30, 2020 or 2019 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2020-04, "Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting - Accounting Standards Codification (“ASC”) Topic 848." ASU 2020-04 provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. The guidance allows for companies to: (i) account for certain contract modifications as a continuation of the existing contract without additional analysis; (ii) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (iii) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within ASU 2020-04, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020. The Company anticipates this ASU will simplify any modifications it executes between the selected start date (yet to be determined) and December 31, 2022 that are directly related to the LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees and costs. ASU 2020-04 is not expected to have a significant impact on the Company’s financial statements.

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments (“ASC 326”).” On January 1, 2020, the Company adopted ASU 2016-13 which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of CECL is based on relevant information about past events including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

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

The following table illustrates the impact of adopting ASU 2016-13:

	January 1, 2020
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
	(Dollars in thousands)
Assets:
Loans
Construction, land development and other land loans	$28,729	$14,654	$14,075
Agriculture and agriculture real estate (includes farmland)	5,768	2,971	2,797
1-4 family (includes home equity)	23,544	15,277	8,267
Commercial real estate (includes multi-family residential)	61,322	12,332	48,990
Commercial and industrial	180,069	40,445	139,624
Consumer and other	28,575	1,790	26,785
Allowance for credit losses on loans	$328,007	$87,469	$240,538

Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	$29,947	$5,599	$24,348

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$418,575	$138	$(525)	$418,188
Mortgage-backed securities	42,982	570	(625)	42,927
Total	$461,557	$708	$(1,150)	$461,115
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$3,989	$25	$—	$4,014
States and political subdivisions	170,427	9,288	(187)	179,528
Collateralized mortgage obligations	123,309	2,080	(256)	125,133
Mortgage-backed securities	6,672,655	165,665	(1,158)	6,837,162
Total	$6,970,380	$177,058	$(1,601)	$7,145,837

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$470	$1	$—	$471
Collateralized mortgage obligations	235,222	690	(139)	235,773
Mortgage-backed securities	51,209	659	(449)	51,419
Total	$286,901	$1,350	$(588)	$287,663
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$13,933	$58	$—	$13,991
States and political subdivisions	238,347	7,632	(189)	245,790
Collateralized mortgage obligations	203,470	1,115	(373)	204,212
Mortgage-backed securities	7,826,643	48,060	(34,845)	7,839,858
Total	$8,282,393	$56,865	$(35,407)	$8,303,851

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

As of September 30, 2020, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2020, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of September 30, 2020, the Company’s municipal securities represent 2.3% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of September 30, 2020, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	September 30, 2020
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$188,671	$(515)	$1,886	$(10)	$190,557	$(525)
Mortgage-backed securities	16,298	(365)	12,815	(260)	29,113	(625)
Total	$204,969	$(880)	$14,701	$(270)	$219,670	$(1,150)
Held to Maturity
States and political subdivisions	$1,689	$(187)	$—	$—	$1,689	$(187)
Collateralized mortgage obligations	33,507	(256)	—	—	33,507	(256)
Mortgage-backed securities	118,159	(858)	19,716	(300)	137,875	(1,158)
Total	$153,355	$(1,301)	$19,716	$(300)	$173,071	$(1,601)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$50,245	$(136)	$1,818	$(3)	$52,063	$(139)
Mortgage-backed securities	34,901	(449)	10	—	34,911	(449)
Total	$85,146	$(585)	$1,828	$(3)	$86,974	$(588)
Held to Maturity
States and political subdivisions	$58,329	$(183)	$3,241	$(6)	$61,570	$(189)
Collateralized mortgage obligations	54,890	(373)	—	—	54,890	(373)
Mortgage-backed securities	947,314	(3,017)	3,110,765	(31,828)	4,058,079	(34,845)
Total	$1,060,533	$(3,573)	$3,114,006	$(31,834)	$4,174,539	$(35,407)

At September 30, 2020 and December 31, 2019, there were 44 securities and 138 securities, respectively, in an unrealized loss position for 12 months or more.

The amortized cost and fair value of investment securities at September 30, 2020, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$26,715	$26,744	$—	$—
Due after one year through five years	96,287	101,719	—	—
Due after five years through ten years	44,637	48,053	—	—
Due after ten years	6,777	7,026	—	—
Subtotal	174,416	183,542	—	—
Mortgage-backed securities and collateralized mortgage obligations	6,795,964	6,962,295	461,557	461,115
Total	$6,970,380	$7,145,837	$461,557	$461,115

The Company recorded no gain or loss on the sale of securities for the three and nine months ended September 30, 2020 and 2019. As of September 30, 2020, the Company did not own any non-agency collateralized mortgage obligations.

At September 30, 2020 and December 31, 2019, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.80 billion and $5.98 billion and a fair value of $5.94 billion and $5.99 billion at September 30, 2020 and December 31, 2019, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Residential mortgage loans held for sale	$51,694	$80,959

Commercial and industrial	4,150,189	3,205,595
Real estate:
Construction, land development and other land loans	2,081,762	2,064,167
1-4 family residential (includes home equity)	4,615,710	4,306,452
Commercial real estate (includes multi-family residential)	6,179,901	6,556,285
Farmland	419,126	495,558
Agriculture	179,846	185,297
Consumer and other	386,799	398,271
Total loans held for investment, excluding Warehouse Purchase Program	18,013,333	17,211,625
Warehouse Purchase Program	2,730,614	1,552,762
Total loans, including Warehouse Purchase Program	$20,795,641	$18,845,346

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 71.3% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at September 30, 2020. As of September 30, 2020 and December 31, 2019, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of September 30, 2020 and December 31, 2019, loans outstanding to directors, officers and their affiliates totaled $1.8 million and $4.2 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the nine months ended September 30, 2020	As of and for the year ended December 31, 2019
	(Dollars in thousands)
Beginning balance on January 1	$4,152	$1,923
New loans	813	1
Transfers	—	2,500
Repayments	(3,134)	(272)
Ending balance	$1,831	$4,152

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

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for credit losses.

An aging analysis of past due loans, segregated by category of loan, is presented below:

	September 30, 2020
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$24,592	$422	$25,014	$2,211	$2,054,537	$2,081,762
Warehouse Purchase Program loans	—	—	—	—	2,730,614	2,730,614
Agriculture and agriculture real estate (includes farmland)	30	—	30	1,200	597,742	598,972
1-4 family (includes home equity) (1)	6,160	40	6,200	23,769	4,637,435	4,667,404
Commercial real estate (includes multi-family residential)	2,758	—	2,758	11,486	6,165,657	6,179,901
Commercial and industrial	4,958	—	4,958	17,153	4,128,078	4,150,189
Consumer and other	529	—	529	1,593	384,677	386,799
Total	$39,027	$462	$39,489	$57,412	$20,698,740	$20,795,641

	December 31, 2019
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$16,470	$—	$16,470	$1,142	$2,046,555	$2,064,167
Warehouse Purchase Program loans	—	—	—	—	1,552,762	1,552,762
Agriculture and agriculture real estate (includes farmland)	466	—	466	103	680,286	680,855
1-4 family (includes home equity) (1)	43,884	441	44,325	24,413	4,318,673	4,387,411
Commercial real estate (includes multi-family residential)	10,669	—	10,669	12,714	6,532,902	6,556,285
Commercial and industrial	7,249	—	7,249	16,809	3,181,537	3,205,595
Consumer and other	1,708	—	1,708	62	396,501	398,271
Total	$80,446	$441	$80,887	$55,243	$18,709,216	$18,845,346

(1) Includes $51.7 million and $81.0 million of residential mortgage loans held for sale at September 30, 2020 and December 31, 2019, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans (1) (2)	$57,412	$55,243
Accruing loans 90 or more days past due	462	441
Total nonperforming loans	57,874	55,684
Repossessed assets	120	323
Other real estate	11,548	6,936
Total nonperforming assets	$69,542	$62,943

Nonperforming assets to total loans and other real estate	0.33%	0.33%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.38%	0.36%

(1)	Includes troubled debt restructurings of $13.2 million and $13.6 million as of September 30, 2020 and December 31, 2019, respectively.
(2)	There were no nonperforming or troubled debt restructurings of warehouse lines of credit or Warehouse Purchase Program loans for the periods presented.

The Company had $69.5 million in nonperforming assets at September 30, 2020 compared with $62.9 million at December 31, 2019. Nonperforming assets were 0.33% of total loans and other real estate at September 30, 2020 and at December 31, 2019.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $2.3 million and $2.2 million would have been recorded as income for the nine months ended September 30, 2020 and 2019, respectively. The Company had $57.4 million in nonaccrual loans at September 30, 2020 compared with $50.0 million at September 30, 2019.

Acquired Loans.  Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default, and recovery rates. During the valuation process, the Company identified purchased credit deteriorated (“PCD”) and Non-PCD loans in the acquired loan portfolios. Loans acquired with evidence of credit quality deterioration at acquisition for which it was probable that the Company would not be able to collect all contractual amounts due were accounted for as PCD. PCD loan identification considers the following factors: payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality since origination. Non-PCD loan identification considers the following factors: account types, remaining terms, annual interest rates or coupons, current market rates, interest types, past delinquencies, timing of principal and interest payments, loan to value ratios, loss exposures and remaining balances. Accretion of purchased discounts on PCD loans will be based on future cash flows, taking into account contractual maturities. Accretion of purchased discounts on Non-PCD loans will be recognized on a level-yield basis based on contractual maturity of individual loans.

PCD Loans.  The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
PCD loans:
Outstanding balance	$226,080	$410,785
Discount (1)	(16,760)	(167,320)	(2)
Recorded investment	$209,320	$243,465

(1)	ASU 2016-13 became effective for the Company on January 1, 2020.
(2)	Includes $131.8 million in PCD loans credit discount.

Changes in the accretable yield for acquired PCD loans for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$22,565	$904	$35,654	$1,534
Adjustments	—	26	(449)	62
Accretion charge-offs	—	—	(354)	—
Accretion	(5,805)	(277)	(18,091)	(943)
Balance at September 30,	$16,760	$653	$16,760	$653

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered non-performing or impaired. The adoption of ASU 2016-13, “Financial Instruments-Credit-Losses (ASC Topic 326) – Measurement of Credit Losses on Financial Instruments” (“CECL”) resulted in $131.8 million of the total PCD discount as of December 31, 2019 being reallocated to the allowance for credit losses. The PCD discount reflected above as of September 30, 2020, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$4,468,843	$6,102,540
Discount	(53,115)	(110,130)
Recorded investment	$4,415,728	$5,992,410

Changes in the discount accretion for Non-PCD loans for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$69,860	$12,479	$110,130	$14,833
Adjustments	(16)	—	296	—
Accretion charge-offs	—	—	(120)	—
Accretion	(16,729)	(1,006)	(57,191)	(3,360)
Balance at September 30,	$53,115	$11,473	$53,115	$11,473

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

The following table presents loans by risk grade, by category of loan and year of origination/renewal at September 30, 2020.

	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	86	126	267	—	—	479
Grade 3	646,011	630,323	297,303	128,581	23,831	56,166	114,716	—	1,896,931
Grade 4	70,111	30,016	33,405	19,562	3,806	7,187	10,134	—	174,221
Grade 5	—	—	829	4,510	—	117	—	—	5,456
Grade 6	—	—	—	—	565	1,325	—	—	1,890
Grade 7	—	—	1,080	—	6	390	734	—	2,210
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	171	115	289	—	—	—	—	575
Total	716,122	660,510	332,732	153,028	28,334	65,452	125,584	—	2,081,762

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$2,004	$542	$177	$182	—	—	$10,032	$2	$12,939
Grade 2	30	—	—	351	5	1,532	310	—	2,228
Grade 3	95,589	81,626	62,552	52,243	47,463	92,816	74,173	145	506,607
Grade 4	15,376	10,246	4,873	3,043	4,633	17,219	9,021	23	64,434
Grade 5	1,984	3,705	577	—	—	14	2,302	—	8,582
Grade 6	804	—	59	—	186	181	—	—	1,230
Grade 7	—	308	15	—	—	853	—	—	1,176
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	976	209	296	—	—	295	—	—	1,776
Total	116,763	96,636	68,549	55,819	52,287	112,910	95,838	170	598,972

1-4 Family (includes Home Equity) (1)
Grade 1	$117	$—	$—	$—	$—	$—	$95	$—	$212
Grade 2	288	315	987	676	254	7,705	1,133	—	11,358
Grade 3	1,010,159	910,378	612,545	482,791	473,571	888,135	125,281	3,313	4,506,173
Grade 4	7,620	16,515	23,244	22,256	10,766	36,955	2,550	249	120,155
Grade 5	—	219	157	6	712	1,971	—	—	3,065
Grade 6	23	39	3	332	—	1,524	—	—	1,921
Grade 7	—	1,535	952	3,108	1,544	12,114	3,485	—	22,738
Grade 8	—	—	—	—	9	87	—	—	96
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	238	1,448	—	—	1,686
Total	1,018,207	929,001	637,888	509,169	487,094	949,939	132,544	3,562	4,667,404

	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	10,046	2,006	—	7,450	201	1,386	—	—	21,089
Grade 3	468,230	986,980	983,614	824,609	464,007	1,018,983	63,247	2,072	4,811,742
Grade 4	89,339	79,177	209,634	214,653	156,972	318,504	8,505	6,597	1,083,381
Grade 5	6,120	7,556	16,457	2,771	35,280	43,836	1,306	—	113,326
Grade 6	10,014	174	—	10,587	3,176	14,906	—	—	38,857
Grade 7	19	—	1,238	15	7,840	847	1,485	—	11,444
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	48,199	21,935	5,361	6,278	200	18,089	—	—	100,062
Total	631,967	1,097,828	1,216,304	1,066,363	667,676	1,416,551	74,543	8,669	6,179,901

Commercial and Industrial
Grade 1	$1,389,705	$7,320	$4,109	$917	$834	$569	$18,249	$162	$1,421,865
Grade 2	2,395	10,990	17,344	1,348	1,422	1,052	24,324	—	58,875
Grade 3	342,204	370,525	302,552	110,782	74,182	150,914	715,920	11,273	2,078,352
Grade 4	54,749	74,189	51,515	36,188	9,627	30,103	106,284	1,179	363,834
Grade 5	5,213	30,676	4,309	7	218	1,924	11,310	5,010	58,667
Grade 6	390	104	247	—	1,152	1,906	22,159	—	25,958
Grade 7	759	344	13,002	390	988	288	36,901	17	52,689
Grade 8	—	—	—	—	8	—	—	—	8
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	16,637	22,115	20,505	10,932	—	798	2,855	16,099	89,941
Total	$1,812,052	$516,263	$413,583	$160,564	$88,431	$187,554	$938,002	$33,740	$4,150,189

Consumer and Other
Grade 1	$37,213	$11,159	$4,170	$2,469	$1,370	$157	$1,523	$—	$58,061
Grade 2	2,350	1,036	407	31,450	1,583	—	1,204	—	38,030
Grade 3	39,858	50,310	31,445	22,314	7,615	16,122	74,327	73	242,064
Grade 4	4,237	2,052	964	75	84	118	14,148	—	21,678
Grade 5	—	—	66	18	—	—	9,997	—	10,081
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	2	1,569	7	4	—	21	2	—	1,605
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	3,800	—	—	—	—	—	11,480	—	15,280
Total	$87,460	$66,126	$37,059	$56,330	$10,652	$16,418	$112,681	$73	$386,799

	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	2,730,614	—	—	—	—	—	—	—	2,730,614
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$2,730,614	$—	$—	$—	$—	$—	$—	$—	$2,730,614

Total
Grade 1	$1,429,039	$19,021	$8,456	$3,568	$2,204	$726	$29,899	$164	$1,493,077
Grade 2	15,109	14,347	18,738	41,361	3,591	11,942	26,971	—	132,059
Grade 3	5,332,665	3,030,142	2,290,011	1,621,320	1,090,669	2,223,136	1,167,664	16,876	16,772,483
Grade 4	241,432	212,195	323,635	295,777	185,888	410,086	150,642	8,048	1,827,703
Grade 5	13,317	42,156	22,395	7,312	36,210	47,862	24,915	5,010	199,177
Grade 6	11,231	317	309	10,919	5,079	19,842	22,159	—	69,856
Grade 7	780	3,756	16,294	3,517	10,378	14,513	42,607	17	91,862
Grade 8	—	—	—	—	17	87	—	—	104
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	69,612	44,430	26,277	17,499	438	20,630	14,335	16,099	209,320
Total	$7,113,185	$3,366,364	$2,706,115	$2,001,273	$1,334,474	$2,748,824	$1,479,192	$46,214	$20,795,641

(1) Includes $51.7 million of residential mortgage loans held for sale at September 30, 2020.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of September 30, 2020 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance or provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

The Company’s allowance for credit losses on loans consists of two components: (1) a specific valuation allowance based on probable losses on specifically identified loans and (2) a general valuation allowance based on historical lifetime loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company.

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

The following table details activity in the allowance for credit losses on loans by category of loan for the three and nine months ended September 30, 2020 and 2019.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance June 30, 2020	$39,862	$6,898	$33,021	$78,207	$149,884	$16,333	$324,205
Provision for credit losses	4,187	554	7,517	3,188	(4,982)	(464)	10,000
Charge-offs	(500)	—	(436)	(676)	(8,444)	(1,092)	(11,148)
Recoveries	22	17	184	—	99	256	578
Net charge-offs	(478)	17	(252)	(676)	(8,345)	(836)	(10,570)
Balance September 30, 2020	$43,571	$7,469	$40,286	$80,719	$136,557	$15,033	$323,635

Nine Months Ended
Beginning balance, prior to adoption of ASC 326	$14,654	$2,971	$15,277	$12,332	$40,445	$1,790	$87,469
Impact of adoption ASC 326	14,075	2,797	8,267	48,990	139,624	26,785	240,538
Provision for credit losses	15,302	1,680	17,050	19,992	(22,990)	(11,034)	20,000
Charge-offs	(500)	(62)	(611)	(676)	(21,733)	(3,529)	(27,111)
Recoveries	40	83	303	81	1,211	1,021	2,739
Net charge-offs	(460)	21	(308)	(595)	(20,522)	(2,508)	(24,372)
Balance September 30, 2020	$43,571	$7,469	$40,286	$80,719	$136,557	$15,033	$323,635

Allowance for credit losses:
Three Months Ended
Balance June 30, 2019	$15,886	$3,816	$14,383	$12,166	$39,177	$1,578	$87,006
Provision for credit losses	290	188	543	452	(763)	970	1,100
Charge-offs	—	(294)	-	—	(419)	(1,024)	(1,737)
Recoveries	6	16	9	1	502	158	692
Net charge-offs	6	(278)	9	1	83	(866)	(1,045)
Balance September 30, 2019	$15,602	$3,726	$14,935	$12,619	$38,497	$1,682	$87,061

Nine Months Ended
Balance December 31, 2018	$15,582	$2,693	$14,135	$11,220	$40,223	$1,587	$86,440
Provision for credit losses	21	(921)	799	1,396	(918)	2,223	2,600
Charge-offs	(63)	(358)	(22)	—	(2,501)	(2,821)	(5,765)
Recoveries	62	1,312	23	3	1,693	693	3,786
Net charge-offs	(1)	954	1	3	(808)	(2,128)	(1,979)
Balance September 30, 2019	$15,602	$3,726	$14,935	$12,619	$38,497	$1,682	$87,061

The allowance for credit losses on loans as of September 30, 2020 totaled $323.6 million or 1.56% of total loans, including acquired loans with discounts, an increase of $236.2 million or 270.0% compared to the allowance for credit losses on loans totaling $87.5 million or 0.46% of total loans, including acquired loans with discounts, for December 31, 2019. The increase in allowance for credit losses was primarily due to $240.5 million related to the Company’s adoption of CECL. The increase in allowance for loan losses was additionally driven by the anticipated impact of the on-going novel strain of coronavirus disease (“COVID-19”) pandemic, elevated unemployment levels and other internal and external environment factors, which resulted in a provision for credit losses of $10.0 million and $20.0 million for the three and nine months ended September 30, 2020, respectively.  Net charge-offs were $10.6 and $24.4 million for the three and nine months ended September 30, 2020, respectively. Net charge-offs for the third quarter of 2020 included $8.6 million related to PCD loans that had specific reserves of $15.7 million, of which $8.6 million was allocated to the charge-offs and $7.1 million moved to the general reserve. Additionally, $6.1 million of specific reserves on resolved PCD loans was released to the general reserve without taking any charge-off. Net charge-offs for the nine months ended September 30, 2020 included

$21.0 million related to PCD loans that had specific reserves of $44.2 million, of which $21.0 million was allocated to the charge-offs and $23.2 million moved to the general reserve.

The Company actively participated in the Paycheck Protection Program (“PPP”), under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) during the second quarter of 2020. As of September 30, 2020, the Company had 11,948 PPP loans totaling $1.39 billion. The loans have two year terms, are fully guaranteed by the SBA, and do not carry an allowance.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of September 30, 2020, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposures, compared with $5.6 million as of December 31, 2019. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of September 30, 2020, the Company had $1.75 billion in commitments expected to fund.

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Under ASC Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring. As of September 30, 2020 and 2019, the Company had $13.2 million and $14.3 million, respectively, in outstanding troubled debt restructurings.

The following table presents information regarding the recorded investment of loans that were modified as troubled debt restructurings during the nine months ended September 30, 2020 and 2019.

	Nine Months Ended
	September 30,
	2020			2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate (includes farmland)	—	—	—	—	—	—
1-4 Family (includes home equity)	1	23	12	—	—	—
Commercial real estate (includes multi-family residential)	—	—	—	—	—	—
Commercial and industrial	—	—	—	2	14,993	14,188
Consumer and other	—	—	—	—	—	—
Total	1	$23	$12	2	$14,993	$14,188

As of September 30, 2020, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications generally relate to extending the amortization periods of the loans, which includes loans modified during bankruptcy.

For the nine months ended September 30, 2020, the Company added one loan totaling $23 thousand as a new troubled debt restructuring, of which $12 thousand remained outstanding at September 30, 2020. For the nine months ended September 30, 2019, the Company added two loans totaling $15.0 million as new troubled debt restructurings, of which $14.2 million remained outstanding at September 30, 2019. The Company did not grant principal reductions on any restructured loans at the time of modification. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

Under the CARES Act, banks may elect to deem that loan modifications do not result in troubled debt restructurings if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the COVID-19 national emergency declaration by the President of the United States or (B) December 31, 2020. Additionally, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40 and federal banking agencies’ interagency guidance. These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The Company's troubled debt restructurings noted above do not include loans that are short-term modifications related to COVID-19.

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$418,188	$—	$418,188
Mortgage-backed securities	—	42,927	—	42,927
Total	$—	$461,115	$—	$461,115

Derivative financial instruments:
Loan customer counterparty	$—	$13,510	$—	$13,510
Financial institution counterparty	—	—	—	—
Liabilities:
Derivative financial instruments:
Loan customer counterparty	$—	$—	$—	$—
Financial institution counterparty	—	13,510	—	13,510

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$471	$—	$471
Collateralized mortgage obligations	—	235,773	—	235,773
Mortgage-backed securities	—	51,419	—	51,419
Total available for sale securities	$—	$287,663	$—	$287,663

Derivative financial instruments:
Interest rate lock commitments	$—	305	$—	305
Forward mortgage-backed securities trades	—	3	—	3
Loan customer counterparty	—	4,829	—	4,829
Financial institution counterparty	—	240	—	240
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	83	—	83
Loan customer counterparty	—	240	—	240
Financial institution counterparty	—	4,829	—	4,829

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment.  For the three and nine months ended September 30, 2020, the Company had additions to other real estate owned of $7.4 million and $8.2 million, respectively, of which $6.2 million and $6.9 million, respectively, were outstanding as of September 30, 2020. For the three and nine months ended September 30, 2020, the Company had additions to impaired loans of $8.9 million and $26.3 million, respectively, of which $8.9 million and $13.0 million, respectively, were outstanding as of September 30, 2020. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2020 and remained outstanding at September 30, 2020 were not significant.

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of September 30, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,031,193	$1,031,193	$—	$—	$1,031,193
Federal funds sold	56,469	56,469	—	—	56,469
Held to maturity securities	6,970,380	—	7,145,837	—	7,145,837
Loans held for sale	51,694	—	51,694	—	51,694
Loans held for investment, net of allowance	17,689,698	—	—	17,704,208	17,704,208
Loans held for investment - Warehouse Purchase Program	2,730,614	—	2,730,614	—	2,730,614
Other real estate owned	11,548	—	11,548	—	11,548
Liabilities
Deposits:
Noninterest-bearing	$8,998,328	$—	$8,998,328	$—	$8,998,328
Interest-bearing	17,460,878	—	17,485,431	—	17,485,431
Other borrowings	2,570	—	2,782	—	2,782
Securities sold under repurchase agreements	380,274	—	380,297	—	380,297
Subordinated notes	125,146	—	125,586	—	125,586

	As of December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$573,589	$573,589	$—	$—	$573,589
Federal funds sold	519	519	—	—	519
Held to maturity securities	8,282,393	—	8,303,851	—	8,303,851
Loans held for sale	80,959	—	80,959	—	80,959
Loans held for investment, net of allowance	17,124,156	—	—	17,045,523	17,045,523
Loans held for investment - Warehouse Purchase Program	1,552,762	—	1,552,762	—	1,552,762
Other real estate owned	6,936	—	6,936	—	6,936
Liabilities
Deposits:
Noninterest-bearing	$7,763,894	$—	$7,763,894	$—	$7,763,894
Interest-bearing	16,435,838	—	16,437,453	—	16,437,453
Other borrowings	1,303,730	—	1,303,941	—	1,303,941
Securities sold under repurchase agreements	377,294	—	377,302	—	377,302
Subordinated notes	125,804	—	125,743	—	125,743

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

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2020. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the nine months ended September 30, 2020 and the year ended December 31, 2019 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2018	$1,900,845	$32,883
Less:
Amortization	—	(6,537)
Add:
LegacyTexas Merger	1,322,826	60,058
Balance as of December 31, 2019	3,223,671	86,404
Less:
Amortization	—	(9,926)
Add:
Measurement period adjustment of LegacyTexas Merger	8,021	—
Balance as of September 30, 2020	$3,231,692	$76,478

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of September 30, 2020, there was no impairment recorded on goodwill and core deposit intangibles.

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $3.3 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $9.9 million and $3.8 million for the nine months ended September 30, 2020 and 2019, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of September 30, 2020 is as follows (dollars in thousands):

Remaining 2020	$3,243
2021	11,551
2022	10,336
2023	9,360
2024	8,699
Thereafter	33,289
Total	$76,478

8. INCOME TAXES

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense totaled $35.1 million for the three months ended September 30, 2020 compared with $21.1 million for the same period in 2019, an increase of $13.9 million or 66.1%. The increase was primarily due the increase in pre-tax income related to the Merger. Income tax expense totaled $79.2 million for the nine months ended September 30, 2020 compared with $63.4 million for the same period in 2019, an increase of $15.8 million or 25.0%. The increase was primarily due to the increase in pre-tax income related to the Merger, partially offset by the tax benefit for net operating losses (“NOLs”) carryback of $20.1 million as a result of the CARES Act. The Company’s effective tax rate for the three months ended September 30, 2020 and 2019 was 21.2% and 20.5%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2020 and 2019 was 16.8% and 20.5%, respectively.

In response to the COVID-19 pandemic, on March 27, 2020, the President of the United States signed the CARES Act into law. The CARES Act permits a five-year carryback period for NOLs, which allowed the Company to generate an anticipated tax refund and income tax benefit resulting from the tax rate differential between the current statutory tax rate of 21% and the 35% statutory tax rate in prior years during the carryback period. Pursuant to this provision of the CARES Act, the Company recorded a federal current benefit for taxes on income during the nine months ended September 30, 2020 due to the NOLs generated in 2019 by LegacyTexas that were used to offset taxable income generated between 2014 and 2017 taxed at 35% resulting in a tax benefit of $20.1 million, which is included in provision for income taxes in the accompanying condensed consolidated statements of income. This caused a reduction in the effective tax rate during the nine months ended September 30, 2020 as NOLs carried back to tax years 2014 through 2017 are applied at a federal tax rate of 35% applicable to those tax years, compared to a 21% tax rate effective at September 30, 2020. As a result, during the nine months ended September 30, 2020, the Company’s total deferred tax asset decreased by $31.9 million.

9. STOCK–BASED COMPENSATION

At September 30, 2020, the Company had two stock-based employee compensation plans with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), subject to approval by the Company’s shareholders. The Company’s shareholders approved the 2020 Plan at the annual meeting of shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of September 30, 2020, 12,500 shares of unvested restricted stock have been granted under the 2020 Plan.

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of September 30, 2020, 370,313 shares of common stock had been issued pursuant to vested awards and 489,312 shares of unvested restricted stock had been granted under the 2012 Plan prior to the adoption of the 2020 Plan by the Company’s shareholders. The Company does not plan to make any further awards pursuant to the 2012 Plan.

As of September 30, 2020, the Company had no stock options outstanding. Stock-based compensation expense related to restricted stock was $3.2 million and $2.5 million during the three months ended September 30, 2020 and 2019, respectively, and

$9.5  million and $7.6 million during the nine months ended September 30, 2020 and 2019. As of September 30, 2020, there was $8.9  million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.90 years.

10. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments as of September 30, 2020 (other than deposit obligations and securities sold under repurchase agreements) are summarized below. The Company’s future cash payments associated with its contractual obligations pursuant to its subordinated notes and Federal Home Loan Bank (“FHLB”) advances and notes payable as of September 30, 2020 are summarized below. The future interest payments were calculated using the current rate in effect at September 30, 2020. In September 2020, the Company gave irrevocable notice of its intent to redeem the outstanding subordinated notes on December 1, 2020. The $125.1 million outstanding balance of the subordinated notes and all accrued interest payable upon redemption is included in the “1 year or less” column below. Payments for the subordinated notes include interest of $1.1 million. Payments for FHLB notes payable include interest of $205 thousand that will be paid over the future periods. The payments do not include pre-payment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Subordinated notes	$126,292	$—	$—	$—	$126,292
Federal Home Loan Bank advances and notes payable	974	1,067	366	18	2,425
Total	$127,266	$1,067	$366	$18	$128,717

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 18 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company does not have any sublease arrangements. As of September 30, 2020, operating lease ROU assets and lease liabilities were approximately $54.0 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of September 30, 2020, the weighted average remaining lease terms of the Company’s operating leases were 7.4 years. The weighted average discount rate used to determine the lease liabilities as of September 30, 2020 for the Company’s operating leases was 2.34%. Cash paid for the Company’s operating leases for the three months ended September 30, 2020 and 2019 was $3.3 million and $1.4 million, respectively. Cash paid for the Company’s operating leases for the nine months ended September 30, 2020 and 2019 was $10.5 million and $4.2 million, respectively. The Company obtained $5.6 million in ROU assets in exchange for lease liabilities for four operating leases during the nine months ended September 30, 2020.

The Company’s future undiscounted cash payments associated with its operating leases as of September 30, 2020 are summarized below (dollars in thousands).

Remaining 2020	$2,637
2021	10,196
2022	9,671
2023	8,922
2024	8,042
2025	7,651
Thereafter	19,383
Total undiscounted lease payments	$66,502

The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2019 (dollars in thousands):

2020	$10,137
2021	9,169
2022	8,641
2023	7,998
2024	7,119
Thereafter	24,996
Total non-cancelable lease payments	$68,060

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of September 30, 2020 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans, allowance for credit losses on off-balance sheet credit exposures and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$104,896	$6,616	$1,337	$—	$112,849
Unused capacity on Warehouse Purchase Program loans	803,386	—	—	—	803,386
Commitments to extend credit	1,743,194	852,081	342,756	1,245,988	4,184,019
Total	$2,651,476	$858,697	$344,093	$1,245,988	$5,100,254

The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company’s consolidated statement of income. At September 30, 2020 and December 31, 2019, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in “Allowance for credit losses on off-balance sheet credit exposures” on the Company’s consolidated balance sheet, totaled $29.9 million and $5.6 million, respectively.

11. OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income were as follows:

	Three Months Ended September 30,
	2020			2019
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain (loss) during period	$1,325	$(278)	$1,047	$(1,563)	$328	$(1,235)
Total securities available for sale	1,325	(278)	1,047	(1,563)	328	(1,235)
Total other comprehensive income (loss)	$1,325	$(278)	$1,047	$(1,563)	$328	$(1,235)

	Nine Months Ended September 30,
	2020			2019
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized loss during period	$(1,204)	$253	$(951)	$(344)	$72	$(272)
Total securities available for sale	(1,204)	253	(951)	(344)	72	(272)
Total other comprehensive loss	$(1,204)	$253	$(951)	$(344)	$72	$(272)

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2019	$602	$602
Other comprehensive loss	(951)	(951)
Balance at September 30, 2020	$(349)	$(349)

Balance at December 31, 2018	$310	$310
Other comprehensive loss	(272)	(272)
Balance at September 30, 2019	$38	$38

12. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2020 and December 31, 2019.

	September 30, 2020			December 31, 2019
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$—	$—	$—	$9,438	$305	$—
Forward mortgage-backed securities trades	—	—	—	40,750	3	83
Commercial loan interest rate swaps and caps:
Loan customer counterparty	224,928	13,510	—	231,345	4,829	240
Financial institution counterparty	224,928	—	13,510	231,345	240	4,829

These financial instruments are not designated as hedging instruments and are used for asset and liability management and commercial customers’ financing needs. All derivatives are carried at fair value in either other assets or other liabilities.

Interest rate lock commitments (“IRLCs”) — In the normal course of business, the Company enters into interest rate lock commitments with consumers to originate mortgage loans at a specified interest rate. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company.

Forward mortgage-backed securities trades — The Company manages the changes in fair value associated with changes in interest rates related to IRLCs by using forward sold commitments known as forward mortgage-backed securities trades. These instruments are typically entered into at the time the interest rate lock commitment is made.

Interest rate swaps and caps — These derivative positions relate to transactions in which the Company enters into an interest rate swap or cap with a customer, while at the same time entering into an offsetting interest rate swap or cap with another financial institution. An interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate.

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at September 30, 2020 and December 31, 2019 are presented in the following table.

	Weighted-Average Interest Rate
	September 30, 2020		December 31, 2019
	Received	Paid	Received	Paid
Loan customer counterparty	0.58%	2.83%	3.42%	2.86%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $13.5 million at September 30, 2020 and $4.8 million at December 31, 2019. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was zero at September 30, 2020. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was $15.3 million at September 30, 2020 and $9.3 million at December 31, 2019.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2020	2019	2020	2019
	(Dollars in thousands)
Interest rate lock commitments	$—	$—	$(305)	$—
Forward mortgage-backed securities trades	—	—	(2,398)	—

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

The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (1) twelve months from the date of the acquisition or (2) as soon as the Company receives the information it is seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. The following acquisitions were completed on the dates indicated:

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

The assets and liabilities of LegacyTexas were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. As of September 30, 2020, the following table presents the amounts recorded on the consolidated balance sheet on the acquisition date (dollars in thousands).

	Initially Recorded at Acquisition Date	Measurement Period Adjustments	Adjusted Values as of September 30, 2020

Fair value of consideration paid:
Common stock issued (26,228,148 shares)	$1,810,267	$—	$1,810,267
Cash	318,018	—	318,018
Total consideration paid	$2,128,285	$—	$2,128,285

Fair value of assets acquired:
Cash and due from banks	$228,649	$—	$228,649
Securities held to maturity	472,933	—	472,933
Loans held for sale	60,818	—	60,818
Loans held for investment	6,771,080	—	6,771,080
Loans held for investment - Warehouse Purchase Program	1,693,049	—	1,693,049
Bank premises and equipment	67,347	(1,299)	66,048
Other real estate owned	4,876	—	4,876
Core deposit intangibles	60,058	—	60,058
Federal Home Loan Bank stock	117,939	(113)	117,826
Bank owned life insurance and other assets	242,592	(7,125)	235,467
Total assets acquired	9,719,341	(8,537)	9,710,804

Fair value of liabilities assumed:
Deposits	6,434,732	—	6,434,732
Other borrowings	2,078,682	—	2,078,682
Securities sold under repurchase agreements	57,670	—	57,670
Trust preferred securities	15,376	—	15,376
Subordinated notes	125,950	—	125,950
Other liabilities	201,472	(516)	200,956
Total liabilities assumed	8,913,882	(516)	8,913,366
Fair value of net assets acquired	$805,459	$(8,021)	$797,438
Goodwill resulting from acquisition	$1,322,826	$8,021	$1,330,847

The measurement period adjustments noted in the table above were a result of information obtained subsequent to the Company’s initial reporting of provisional fair values but prior to finalizing the fair values in accordance with ASC 805, Business Combinations. Such information was determined to be a condition in existence as of acquisition date.

As of September 30, 2020, the Company recognized goodwill of $1.33 billion, which is subject to subsequent fair value adjustments. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. The goodwill is not deductible for tax purposes. Additionally, as of September 30, 2020, total core deposit intangibles related to LegacyTexas were $52.1 million.

Merger Related Expenses: The Company incurred zero and $8.0 million of pre-tax merger related expenses during the three and nine months ended September 30, 2020, respectively. The Company incurred $46.4 million of pre-tax merger related expenses during the year ended December 31, 2019. The merger related expenses are reflected on the Company’s income statement for the applicable periods under “Merger related expenses” and consist of salaries and benefits, data processing and professional and legal fees.

Pro Forma Information: Operations of LegacyTexas have been included in the consolidated financial statements since November 1, 2019.

The following pro forma information presents the results of operations for the three and nine months ended September 30, 2019, as if the Merger had occurred on January 1, 2019 (dollars in thousands, except per share amounts).

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net interest income	$259,730	$768,548
Net income	140,400	367,677
Basic earnings per share	1.47	3.85
Diluted earnings per share	1.47	3.85

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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank. The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of September 30, 2020, the Bank operated 275 full-service banking locations; with 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 65 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $33.20 billion at September 30, 2020 compared with $32.19 billion at December 31, 2019, an increase of $1.01 billion or 3.1%. Total loans were $20.80 billion at September 30, 2020 compared with $18.85 billion at December 31, 2019, an increase of $1.95 billion or 10.3%. Total deposits were $26.46 billion at September 30, 2020 compared with $24.20 billion at December 31, 2019, an increase of $2.26 billion or 9.3%. Total shareholders’ equity was $6.03 billion at September 30, 2020 compared with $5.97 billion at December 31, 2019, an increase of $64.0 million or 1.1%.

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

Allowance for Credit Losses on Loans— The allowance for credit losses is accounted for in accordance with FASB ASC 326, Measurement of Credit Losses on Financial Instruments. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on probable losses on impaired loans; and (2) a general valuation allowance based on historical lifetime loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company. Management has established an allowance for credit losses on loans which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. For further discussion of the methodology used in the determination of the allowance for credit losses on loans, see “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses”, “Financial Condition—Allowance for Credit Losses on Loans” sections below and Note 3 to the consolidated financial statements.

Accounting for Acquired Loans and the Allowance for Acquired Credit Losses — The Company accounts for its acquisitions using the acquisition method of accounting. Accordingly, the assets, including loans, and liabilities of the acquired entity were recorded at their fair values at the acquisition date. These fair value estimates associated with acquired loans, and based on a discounted cash flow model, include estimates related to market interest rates and undiscounted projections of future cash flows that incorporate expectations of prepayments and the amount and timing of principal, interest and other cash flows, as well as any shortfalls thereof. On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments” (“CECL”). Upon adoption of CECL, all loans accounted for under ASC 310-20 were included in the allowance for credit losses methodology, with no offset provided for any remaining fair value marks. In addition, all loans previously accounted for under ASC 310-30 had their credit marks reclassified to be included in the allowance for credit losses. For further discussion of the methodology used in the determination of the allowance for credit losses for acquired loans, see “Financial Condition—Allowance for Credit Losses on Loans” below. For further discussion of the Company’s acquisition and loan accounting, see Note 5 to the consolidated financial statements.

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

Pursuant to the terms of the merger agreement, Bancshares issued 26,228,148 shares of Bancshares common stock with a closing price of $69.02 per share plus $318.0 million in cash, made up of $308.6 million in cash and $9.4 million cash in taxes withheld, for all outstanding shares of LegacyTexas. This resulted in goodwill of $1.33 billion as of September 30, 2020, which was subject to subsequent fair value adjustments. Additionally, as of September 30, 2020, total core deposit intangibles related to LegacyTexas were $52.1 million.

RECENT DEVELOPMENTS

As of September 30, 2020, the Company had $125.0 million outstanding in Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that were assumed in connection with the Merger. In September 2020, the Company notified the trustee with respect to the indenture under which the Notes were issued of the Company’s intent to redeem the Notes. The redemption will occur on December 1, 2020 and will be funded by dividends from the Bank.

COVID-19 PANDEMIC

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, Hubei Province, China. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. On March 13, 2020, the U.S. President announced a national emergency relating to the pandemic, which has since been extended. On August 8, 2020, the Governor of Texas extended the proclamation certifying that COVID-19 poses an imminent threat of disaster in the state and declaring a state of disaster for all counties in Texas and on September 17, 2020, signed an Executive Order that detailed the ongoing plan to open businesses and activities in Texas. On September 25, 2020, the Governor of Oklahoma extended the executive order that declared an emergency caused by the impending threat of COVID-19 to the people of Oklahoma. The Bank is considered an essential business and is closely monitoring the latest developments regarding COVID-19. The COVID-19 pandemic has resulted in significant economic uncertainties that have had, and could continue to have, an adverse impact on the Company’s operating income, financial condition and cash flows. The extent to which the COVID-19 pandemic will impact the Company’s operations and financial results during the remainder of 2020 cannot be reasonably or reliably estimated at this time.

The health and safety of the Bank’s associates, customers, and communities are of utmost importance; and the Company has taken additional measures in an effort to ensure this safety, including restricting nonessential employee travel, expanding remote access availability, distancing work stations, professional cleaning of its facilities, and signs and distancing reminders for customers in the banking centers. Further, the Company remains committed to providing uninterrupted and reliable banking service and has business continuity plans and protocols in place to ensure critical operations are able to continue without disruption.

In response to the COVID-19 pandemic, on March 27, 2020 the President of the United States signed the CARES Act into law.  The CARES Act provides assistance for American workers, families and small businesses. The Paycheck Protection Program (“PPP”), established by the CARES Act and implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury, provides small businesses with funds to pay payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities. On June 5, 2020, the President signed into law the Paycheck Protection Program Flexibility Act of 2020 (“PPP Flexibility Act”), which modified the covered expense period from eight weeks to 24 weeks, extended the maturity date of the loans out to five years and gave greater flexibility to employers having difficulty hiring workers. PPP loans originated prior to June 5, 2020, have a two year term and earn interest at 1%. PPP loans originated on and after June 5, 2020, have a five year term. The loans are eligible for early forgiveness by the SBA as provided by the CARES Act and the PPP Flexibility Act and related regulations and guidance. Additionally, the Bank is entitled to a per loan processing fee based on a tiered schedule ranging from 5% to 1% of the loan balance. The PPP application period expired on August 8, 2020.  As of September 30, 2020, the Company had 11,948 PPP loans totaling $1.39 billion. The Company has also provided relief to its loan customers through loan extensions and deferrals.

RESULTS OF OPERATIONS

Net income available to common shareholders was $130.1 million for the quarter ended September 30, 2020 compared with $81.8 million for the same period in 2019, an increase of $48.3 million or 59.1%. Net income per diluted common share was $1.40 for the quarter ended September 30, 2020 compared with $1.19 for the same period in 2019, an increase of 17.6%, primarily due to the Merger. The Company posted annualized returns on average common equity of 8.64% and 7.89%, annualized returns on average assets of 1.58% and 1.47% and efficiency ratios of 40.17% and 43.70% for the quarters ended September 30, 2020 and 2019, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services; net gains and losses on the sale of assets are not included. Additionally, taxes are not part of this calculation.

For the nine months ended September 30, 2020, net income available to common shareholders was $391.8 million compared with $246.4 million for the same period in 2019, an increase of $145.4 million or 59.0%. Net income per diluted common share was $4.20 for the nine months ended September 30, 2020 compared with $3.55 for the same period in 2019, an increase of 18.3%. The increase in net income and earnings per diluted common share for the nine months ended September 30, 2020 was primarily due to the Merger and a tax benefit for NOLs of $20.1 million, partially offset by merger related expenses of $8.0 million. The Company posted annualized returns on average common equity of 8.78% and 7.95%, annualized returns on average assets of 1.62% and 1.47% and efficiency ratios of 43.19% and 43.46% for the nine months ended September 30, 2020 and 2019, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended September 30, 2020

Net interest income before the provision for credit losses was $258.1 million for the quarter ended September 30, 2020, an increase of $104.1 million or 67.6%, compared with $154.0 million for the same period in 2019. The increase was primarily due to the Merger and the increase in loan discount accretion of $21.3 million.

Interest income on loans was $244.3 million for the quarter ended September 30, 2020, an increase of $109.3 million or 81.0%, compared with $134.9 million for the same period in 2019. The increase was primarily due to the Merger and the increase in loan discount accretion of $21.3 million.

Interest income on securities was $38.0 million for the quarter ended September 30, 2020, a decrease of $12.8 million or 25.2%, compared with $50.9 million for the same period in 2019. This decrease was primarily due to lower average securities balances and lower yields.

Average interest-bearing liabilities were $17.78 billion for the quarter ended September 30, 2020, an increase of $5.53 billion or 45.2%, compared with $12.25 billion for the same period in 2019, primarily due to the Merger. The net interest margin on a tax-equivalent basis was 3.57% for the quarter ended September 30, 2020, an increase of 41 basis points or 13.0% compared to 3.16% for the same period in 2019.

For the Nine Months Ended September 30, 2020

Net interest income before the provision for credit losses was $773.1 million for the nine months ended September 30, 2020, an increase of $309.4 million or 66.7%, compared with $463.7 million for the same period in 2019.  The increase was primarily due to the Merger and the increase in loan discount accretion of $71.0 million.

Interest income on loans was $734.3 million for the nine months ended September 30, 2020, an increase of $335.7 million or 84.2%, compared with $398.5 million for the same period in 2019. The increase was primarily due to the Merger and the increase in loan discount accretion of $71.0 million. The Company had $69.9 million of total outstanding discounts on acquired loans, of which $69.9 million was accretable at September 30, 2020.

Interest income on securities was $130.1 million for the nine months ended September 30, 2020, a decrease of $30.4 million or 18.9%, compared with $160.5 million for the same period in 2019. This decrease was primarily due to lower average securities balances and lower yields.

Average interest-bearing liabilities were $17.71 billion for the nine months ended September 30, 2020, an increase of $5.17 billion or 41.2%, compared with $12.55 billion for the same period in 2019. The net interest margin on a tax-equivalent basis increased from 3.17% for the nine months ended September 30, 2019 to 3.69% for the nine months ended September 30, 2020, an increase of 52 basis points or 16.4%. This change was primarily due to the Merger and higher loan discount accretion for the nine months ended September 30, 2019.

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

	Three Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$50,606	$420	3.30%	$21,077	$266	5.01%
Loans held for investment	18,267,559	225,596	4.91%	10,589,272	134,677	5.05%
Loans held for investment - Warehouse Purchase Program	2,279,461	18,239	3.18%	—	—	—
Total loans	20,597,626	244,255	4.72%	10,610,349	134,943	5.05%
Investment securities	7,603,762	38,033	1.99%	8,758,056	50,872	2.30%
Federal funds sold and other earning assets	618,228	144	0.09%	74,751	363	1.93%
Total interest-earning assets	28,819,616	282,432	3.90%	19,443,156	186,178	3.80%
Allowance for credit losses on loans (2)	(321,424)			(86,996)
Noninterest-earning assets	4,482,646			2,849,936
Total assets	$32,980,838			$22,206,096

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$5,221,722	$5,028	0.38%	$3,575,249	$5,602	0.62%
Savings and money market deposits	8,937,751	7,833	0.35%	5,524,277	12,588	0.90%
Certificates and other time deposits	3,103,290	9,597	1.23%	2,083,803	8,749	1.67%
Federal funds purchased and other borrowings	13,898	52	1.49%	749,814	4,335	2.29%
Securities sold under repurchase agreements	378,888	309	0.32%	315,277	914	1.15%
Subordinated notes	125,256	1,500	4.76%	—	—	—
Total interest-bearing liabilities	17,780,805	24,319	0.54%	12,248,420	32,188	1.04%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	8,980,814			5,701,419
Allowance for credit losses on off-balance sheet credit exposures (2)	29,947			—
Other liabilities	167,532			11,526
Total liabilities	26,959,098			18,061,365
Shareholders' equity	6,021,740			4,144,731
Total liabilities and shareholders' equity	$32,980,838			$22,206,096

Net interest rate spread			3.36%			2.76%
Net interest income and margin (3) (4)		$258,113	3.56%		$153,990	3.14%
Net interest income and margin (tax equivalent) (5)		$258,771	3.57%		$154,781	3.16%

(1) Annualized and based on average balances on an actual 365-day or 366-day basis for the three months ended September 30, 2020 and 2019.

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

	Nine Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$60,256	$1,575	3.49%	$23,605	$887	5.02%
Loans held for investment	17,890,010	690,175	5.15%	10,484,864	397,646	5.07%
Loans held for investment - Warehouse Purchase Program	1,749,568	42,520	3.25%	—	—	—
Total loans	19,699,834	734,270	4.98%	10,508,469	398,533	5.07%
Investment securities	8,029,097	130,091	2.16%	9,079,314	160,464	2.36%
Federal funds sold and other earning assets	339,229	902	0.36%	70,320	1,083	2.06%
Total interest-earning assets	28,068,160	865,263	4.12%	19,658,103	560,080	3.81%
Allowance for credit losses on loans (2)	(325,036)			(86,556)
Noninterest-earning assets	4,540,440			2,853,098
Total assets	$32,283,564			$22,423,645

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$5,054,320	$16,745	0.44%	$3,810,765	$18,227	0.64%
Savings and money market deposits	8,481,852	30,700	0.48%	5,548,375	36,494	0.88%
Certificates and other time deposits	3,243,564	35,300	1.45%	2,067,940	23,908	1.55%
Other borrowings	439,018	3,517	1.07%	825,733	15,208	2.46%
Securities sold under repurchase agreements	370,225	1,403	0.51%	292,347	2,504	1.15%
Subordinated notes	125,475	4,499	4.79%	—	—	—
Total interest-bearing liabilities	17,714,454	92,164	0.69%	12,545,160	96,341	1.03%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	8,354,410			5,645,145
Allowance for credit losses on off-balance sheet credit exposures (2)	24,321			—
Other liabilities	239,747			102,299
Total liabilities	26,332,932			18,292,604
Shareholders' equity	5,950,632			4,131,041
Total liabilities and shareholders' equity	$32,283,564			$22,423,645

Net interest rate spread			3.43%			2.78%

Net interest income and margin (3) (4)		$773,099	3.68%		$463,739	3.15%

Net interest income and margin (tax equivalent) (5)		$775,170	3.69%		$466,220	3.17%

(1)	Annualized and based on average balances on an actual 365-day or 366-day basis for the nine months ended September 30, 2020 and 2019.
(2)	ASU 2016-13 became effective for the Company on January 1, 2020.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 vs. 2019			2020 vs. 2019
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$372	$(218)	$154	$1,377	$(689)	$688
Loans held for investment (1)	97,468	(6,549)	90,919	281,068	11,461	292,529
Loans held for investment - Warehouse Purchase Program	18,239	—	18,239	42,520	—	42,520
Investment securities (1)	(6,673)	(6,166)	(12,839)	(18,555)	(11,818)	(30,373)
Federal funds sold and other earning assets	2,637	(2,856)	(219)	4,147	(4,328)	(181)
Total increase (decrease) in interest income	112,043	(15,789)	96,254	310,557	(5,374)	305,183

Interest-Bearing Liabilities:
Interest-bearing demand deposits	2,566	(3,140)	(574)	5,958	(7,440)	(1,482)
Savings and money market deposits	7,722	(12,477)	(4,755)	19,326	(25,120)	(5,794)
Certificates and other time deposits (1)	4,280	(3,432)	848	13,642	(2,250)	11,392
Other borrowings	(4,236)	(47)	(4,283)	(7,122)	(4,569)	(11,691)
Securities sold under repurchase agreements	184	(789)	(605)	670	(1,771)	(1,101)
Subordinated notes	1,500	—	1,500	4,499	—	4,499
Total increase (decrease) in interest expense	12,016	(19,885)	(7,869)	36,973	(41,150)	(4,177)
Increase in net interest income	$100,027	$4,096	$104,123	$273,584	$35,776	$309,360

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

The Company made a $10.0 million provision for credit losses for the quarter ended September 30, 2020 and a $1.1 million provision for credit losses for the quarter ended September 30, 2019. The Company made a $20.0 million provision for credit losses for the nine months ended September 30, 2020 and a $2.6 million provision for credit losses for the nine months ended September 30, 2019.

Net charge-offs were $10.6 million for the quarter ended September 30, 2020 compared with net charge-offs of $1.0 million for the quarter ended September 30, 2019. Net charge-offs for the third quarter of 2020 included $8.6 million related to resolved PCD loans. These PCD loans had specific reserves of $15.7 million, of which $8.6 million was allocated to the charge-offs and $7.1 million was moved to the general reserve. Additionally, $6.1 million of specific reserves on resolved PCD loans was released to the general reserve without taking any charge-off. Net charge-offs were $24.4 million for the nine months ended September 30, 2020 compared with $2.0 million for the nine months ended September 30, 2019. Net charge-offs for the nine months ended September 30, 2020 included $21.0 million related to resolved PCD loans. These PCD loans had specific reserves of $44.2 million, of which $21.0 million was allocated to the charge-offs and $23.2 million was moved to the general reserve. See “Financial Condition – Allowance for Credit Losses” below for more information.

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

Noninterest income totaled $34.9 million for the three months ended September 30, 2020 compared with $30.7 million for the same period in 2019, an increase of $4.3 million or 13.9%. This increase was primarily due to increases in mortgage income, which were due to the Merger and increased activity, and in credit card, debit card and ATM card income and other noninterest income due to the Merger, that was partially offset by a decrease in nonsufficient funds (“NSF”) fees. Noninterest income totaled $95.0 million for the nine months ended September 30, 2020 compared with $88.8 million for the same period in 2019, an increase of $6.2 million or 7.0%. This increase was primarily due to increases in mortgage income, which were due to the Merger and increased activity, and in credit card, debit card and ATM card income, other noninterest income and service charges on deposit accounts due to the Merger, partially offset by a net loss on write-down of assets of $4.9 million and decrease in NSF fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$7,156	$8,835	$22,244	$24,624
Credit card, debit card and ATM card income	8,315	6,688	23,052	19,139
Service charges on deposit accounts	5,920	5,020	17,814	15,007
Trust income	2,502	2,492	7,406	7,645
Mortgage income	2,958	839	6,788	2,551
Brokerage income	628	522	1,862	1,736
Bank owned life insurance income	1,449	1,314	4,502	3,924
Net (loss) gain on sale of assets	(528)	(3)	(4,858)	57
Other	6,524	4,966	16,177	14,092
Total noninterest income	$34,924	$30,673	$94,987	$88,775

Noninterest Expense

Noninterest expense totaled $117.9 million for the quarter ended September 30, 2020 compared with $80.7 million for the quarter ended September 30, 2019, an increase of $37.2 million or 46.1%, primarily due to the Merger. Noninterest expense totaled $377.0 million for the nine months ended September 30, 2020 compared with $240.1 million for the nine months ended September 30, 2019, an increase of $136.9 million or 57.0%. The change was primarily due to the increase in salaries and benefits, credit and debit card, data processing and software amortization, net occupancy and equipment and other noninterest expense due to the Merger and $8.0 million of merger related expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Salaries and employee benefits (1)	$75,068	$52,978	$231,459	$156,992
Non-staff expenses:
Net occupancy and equipment	8,644	5,607	26,814	16,565
Credit and debit card, data processing and software amortization	8,776	4,989	31,887	14,466
Regulatory assessments and FDIC insurance	2,512	1,814	7,191	6,513
Core deposit intangibles amortization	3,270	1,248	9,926	3,832
Depreciation	4,605	3,286	13,971	9,501
Communications (2)	3,027	2,214	9,546	6,667
Other real estate expense, net (3)	121	(47)	81	(75)
Merger related expenses	—	—	8,018	—
Other	11,896	8,610	38,135	25,630
Total noninterest expense	$117,919	$80,699	$377,028	$240,091

(1) Includes stock-based compensation expense of $3.2 million and $2.5 million for the three months ended September 30, 2020 and 2019, respectively, and $9.5 million and $7.6 million for the nine months ended September 30, 2020 and 2019, respectively.

(2) Communications expense includes telephone, data circuits, postage and courier expenses.

(3) Other real estate expense is net of rental income and gains and losses on sales of real estate.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense totaled $35.1 million for the three months ended September 30, 2020 compared with $21.1 million for the same period in 2019, an increase of $13.9 million or 66.1%. The increase was primarily due to the increase in pre-tax income related to the Merger. Income tax expense totaled $79.2 million for the nine months ended September 30, 2020 compared with $63.4 million for the same period in 2019, an increase of $15.8 million or 25.0%. The increase was primarily due to the increase in pre-tax income related to the Merger, partially offset by the tax benefit for net operating losses (“NOLs”) carryback of $20.1 million as a result of the CARES Act. The Company’s effective tax rate for the three months ended September 30, 2020 and 2019 was 21.2% and 20.5%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2020 and 2019 was 16.8% and 20.5%, respectively.

In response to the COVID-19 pandemic, on March 27, 2020, the President of the United States signed the CARES Act into law. The CARES Act permits a five-year carryback period for NOLs, which allowed the Company to generate an anticipated tax refund and income tax benefit resulting from the tax rate differential between the current statutory tax rate of 21% and the 35% statutory tax rate in prior years during the carryback period. Pursuant to this provision of the CARES Act, the Company recorded a federal current benefit for taxes on income during the nine months ended September 30, 2020 due to the NOLs generated in 2019 by LegacyTexas that were used to offset taxable income generated between 2014 and 2017 taxed at 35% resulting in a tax benefit of $20.1 million, which is included in provision for income taxes in the accompanying condensed consolidated statements of income. This caused a reduction in the effective tax rate during the nine months ended September 30, 2020 as NOLs carried back to tax years 2014 through 2017 are applied at a federal tax rate of 35% applicable to those tax years, compared to a 21% tax rate effective at September 30, 2020. As a result, during the nine months ended September 30, 2020, the Company’s total deferred tax asset decreased by $31.9 million.

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

	September 30, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$51,694	$—	$—	$—	$51,694
Commercial and industrial	2,302,053	925,213	832,982	89,941	4,150,189
Warehouse purchase program	2,730,614	—	—	—	2,730,614
Real estate:
Construction, land development and other land loans	1,812,183	165,641	103,363	575	2,081,762
1-4 family residential (includes home equity)	2,947,175	361,177	1,305,672	1,686	4,615,710
Commercial real estate (includes multi-family residential)	3,399,103	579,602	2,101,134	100,062	6,179,901
Farmland	379,626	10,910	26,814	1,776	419,126
Agriculture	147,084	32,191	571	—	179,846
Consumer and other	283,780	42,547	45,192	15,280	386,799
Total loans held for investment	14,001,618	2,117,281	4,415,728	209,320	20,743,947
Total	$14,053,312	$2,117,281	$4,415,728	$209,320	$20,795,641

	December 31, 2019
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$80,959	$—	$—	$—	$80,959
Commercial and industrial	1,443,202	315,557	1,312,876	133,960	3,205,595
Warehouse purchase program	1,552,762	—	—	—	1,552,762
Real estate:
Construction, land development and other land loans	1,762,326	33,675	260,911	7,255	2,064,167
1-4 family residential (includes home equity)	2,640,228	126,588	1,533,809	5,827	4,306,452
Commercial real estate (includes multi-family residential)	3,300,663	381,326	2,779,681	94,615	6,556,285
Farmland	432,584	11,873	49,293	1,808	495,558
Agriculture	137,448	44,481	3,368	—	185,297
Consumer and other	311,985	33,814	52,472	—	398,271
Total loans held for investment	11,581,198	947,314	5,992,410	243,465	18,764,387
Total	$11,662,157	$947,314	$5,992,410	$243,465	$18,845,346

At September 30, 2020, total loans were $20.80 billion, an increase of $1.95 billion or 10.3%, compared with $18.85 billion at December 31, 2019. Loans at September 30, 2020 included $51.7 million of loans held for sale and $2.73 billion of Warehouse Purchase Program loans compared with $81.0 million and $1.55 billion at December 31, 2019. At September 30, 2020, loans represented 62.6% of total assets compared with 58.6% of total assets at December 31, 2019.

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

Included in commercial and industrial loans are (1) commitments to oil and gas producers largely secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of September 30, 2020, oil and gas loans totaled $604.7 million (net of discount and excluding PPP loans totaling $115.3 million) or 2.9% of total loans, compared with total oil and gas loans of $698.3 million (net of discount) or 3.7% of total loans as of December 31, 2019. In addition, as of September 30, 2020, the Company had total unfunded commitments to oil and gas companies of $258.1 million compared with total unfunded commitments to oil and gas companies of $342.2 million as of December 31, 2019. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 25-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition, in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower and guarantor. Loans to hotels and restaurants are included in commercial real estate loans. As of September 30, 2020, loans to hotels totaled $386.3 million (excluding PPP loans totaling $8.8 million) or 1.9% of total loans; and loans to restaurants totaled $215.1 million (excluding PPP loans totaling $110.9 million) or 1.0% of total loans.

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

(v) Warehouse Purchase Program. The Company acquired the Warehouse Purchase Program as part of the merger with LegacyTexas. The Warehouse Purchase Program allows unaffiliated mortgage originators (“Clients”) to close 1-4 family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors. The Company's Clients are strategically targeted for their experienced management teams and analyzed for the expected profitability of each Client’s business model over the long term. The Clients are located across the U.S. and originate mortgage loans primarily through traditional retail and/or wholesale business models using underwriting standards as required by the United States government-sponsored enterprise agencies such as Fannie Mae, the private investors to which the mortgage loans are ultimately sold and/or the mortgage insurers.

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

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

Nonperforming assets increased $6.6 million, or 10.5%, to $69.5 million at September 30, 2020 compared with $62.9 million at December 31, 2019, of which $22.6 million and $18.2 million, respectively, were attributable to acquired loans. The increase in nonperforming assets was primarily due to $4.9 million in additions to other real estate owned from two 1-4 family loans and a $2.2 million increase in nonaccrual loans.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated:

	September 30, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$45,653	$1,930	$9,635	$194	$57,412
Accruing loans 90 or more days past due	40	422	—	—	462
Total nonperforming loans	45,693	2,352	9,635	194	57,874
Repossessed assets	40	—	80	—	120
Other real estate	1,192	—	7,356	3,000	11,548
Total nonperforming assets	$46,925	$2,352	$17,071	$3,194	$69,542

Nonperforming assets to total loans and other real estate by category	0.33%	0.11%	0.39%	1.50%	0.33%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.41%	0.11%	0.39%	1.50%	0.38%

	December 31, 2019
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$43,612	$2,423	$7,011	$2,197	$55,243
Accruing loans 90 or more days past due	441	—	—	—	441
Total nonperforming loans	44,053	2,423	7,011	2,197	55,684
Repossessed assets	—	—	323	—	323
Other real estate	718	—	6,218	—	6,936
Total nonperforming assets	$44,771	$2,423	$13,552	$2,197	$62,943

Nonperforming assets to total loans and other real estate by category	0.38%	0.26%	0.23%	0.90%	0.33%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.44%	0.26%	0.23%	0.90%	0.36%

(1)	Includes troubled debt restructurings of $13.2 and $13.6 million as of September 30, 2020 and December 31, 2019, respectively.
(2)	There were no non-performing or troubled debt restructurings of warehouse lines of credit or Warehouse Purchase Program loans for the periods presented.

Nonperforming assets were 0.33% of total loans and other real estate at September 30, 2020 and at December 31, 2019. The allowance for credit losses as a percentage of total nonperforming loans was 559.2% at September 30, 2020 and 157.1% at December 31, 2019.

Allowance for Credit Losses on Loans

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses on loans which it believes is adequate as of September 30, 2020 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance or provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

The Company’s allowance for credit losses on loans consists of two components: (1) a specific valuation allowance based on probable losses on specifically identified loans and (2) a general valuation allowance based on historical lifetime loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company.

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

	As of and for the Nine Months Ended September 30, 2020
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$12,655,534	$7,044,300	$19,699,834
Gross loans outstanding at end of period	$14,053,312	$6,742,329	$20,795,641
Allowance for credit losses at beginning of period	$77,013	$10,456	$87,469
Cumulative effect from adoption of ASC 326	28,107	212,431	240,538
Provision for credit losses	32,519	(12,519)	20,000
Charge-offs:
Commercial and industrial	(1,136)	(20,597)	(21,733)
Real estate and agriculture	(167)	(1,682)	(1,849)
Consumer and other	(3,043)	(486)	(3,529)
Recoveries:
Commercial and industrial	295	916	1,211
Real estate and agriculture	447	60	507
Consumer and other	986	35	1,021
Net charge-offs(1)	(2,618)	(21,754)	(24,372)
Allowance for credit losses at end of period	$135,021	$188,614	$323,635
Ratio of allowance to end of period loans	0.96%	2.80%	1.56%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.19%	2.80%	1.79%
Ratio of net charge-offs to average loans (annualized)	0.03%	0.41%	0.16%
Ratio of allowance to end of period nonperforming loans	295.5%	1548.4%	559.2%

	As of and for the Nine Months Ended September 30, 2019
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$9,473,642	$1,034,827	$10,508,469
Gross loans outstanding at end of period	$9,739,399	$933,946	$10,673,345
Allowance for credit losses at beginning of period	$78,956	$7,484	$86,440
Provision for credit losses	4,624	(2,024)	2,600
Charge-offs:
Commercial and industrial	(2,496)	(5)	(2,501)
Real estate and agriculture	(424)	(19)	(443)
Consumer and other	(2,800)	(21)	(2,821)
Recoveries:
Commercial and industrial	1,175	518	1,693
Real estate and agriculture	1,384	16	1,400
Consumer and other	675	18	693
Net (charge-offs) recoveries	(2,486)	507	(1,979)
Allowance for credit losses at end of period	$81,094	$5,967	$87,061
Ratio of allowance to end of period loans	0.83%	0.64%	0.82%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.03%	(0.07%)	0.03%
Ratio of allowance to end of period nonperforming loans	182.3%	102.5%	173.0%

(1)	There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $4.3 million during the nine months ended September 30, 2020. Partially offsetting these charge-offs were recoveries on originated loans of $1.7 million. Gross charge-offs on acquired loans were $22.8 million during the nine months ended September 30, 2020. Offsetting these charge-offs were recoveries on acquired loans of $1.0 million. Total charge-offs for the nine months ended September 30, 2020 were $27.1 million, partially offset by total recoveries of $2.7 million.

The following tables show the allocation of the allowance for credit losses on loans among various categories of loans disaggregated between originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans at the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category, regardless of whether allocated to an originated loan or an acquired loan.

	September 30, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$26,992	$27,558	$42,369	$39,638	$136,557	23.0%
Real estate	95,675	10,909	29,840	28,152	164,576	71.6%
Agriculture and agriculture real estate	6,259	817	220	173	7,469	3.3%
Consumer and other	6,095	1,442	1,300	6,196	15,033	2.1%
Total allowance for credit losses	$135,021	$40,726	$73,729	$74,159	$323,635	100.0%

	December 31, 2019
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$32,723	$7,722	$—	$—	$40,445	18.5%
Real estate	40,241	2,022	—	—	42,263	75.2%
Agriculture and agriculture real estate	2,292	679	—	—	2,971	4.0%
Consumer and other	1,757	33	—	—	1,790	2.3%
Total allowance for credit losses	$77,013	$10,456	$—	$—	$87,469	100.0%

(1)	Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments-Credit Losses (ASC Topic 326) – Measurement of Credit Losses on Financial Instruments” (“CECL”). Upon adoption of CECL, the Company recognized an increase in allowance for credit losses for loans of $108.7 million, of which $102.5 million was related to LegacyTexas and an increase in allowance for credit losses for off-balance sheet credit exposures of $24.4 million, of which $6.3 million was related to LegacyTexas, with a corresponding decrease in retained earnings (pre-tax). Additionally, the Company recognized an increase in the allowance for credit losses for loans of $131.8 million, of which $130.3 million was related to LegacyTexas, due to the reclass of PCD discounts as result of adopting CECL. The allowance for credit losses totaled $323.6 million at September 30, 2020 and $87.5 million at December 31, 2019. The allowance for credit losses totaled 1.56% of total loans at September 30, 2020 and 0.46% of total loans at December 31, 2019.

At September 30, 2020, $135.0 million of the allowance for credit losses was attributable to originated loans, an increase of $58.0 million or 75.3% compared with $77.0 million of the allowance at December 31, 2019. At September 30, 2020, $40.7 million of the allowance for credit losses was attributable to re-underwritten acquired loans compared with $10.5 million of the allowance at December 31, 2019, an increase of $30.3 million or 289.5%. At September 30, 2020, $73.7 million of the allowance for credit losses was attributable to Non-PCD loans compared with a zero balance at December 31, 2019. At September 30, 2020, $74.2 million of the allowance for credit losses was attributable to PCD loans compared to a zero balance at December 31, 2019.  As stated above, the increase in allowance for credit losses was primarily due to the Company’s adoption of CECL.

At September 30, 2020, the Company had $69.9 million of total outstanding discounts on Non-PCD and PCD loans, of which $69.9 million was accretable.

The Company believes that the allowance for credit losses on loans at September 30, 2020 is adequate to cover estimated losses in the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at September 30, 2020.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers.

Securities

The carrying cost of securities totaled $7.43 billion at September 30, 2020 compared with $8.57 billion at December 31, 2019, a decrease of $1.14 billion or 13.3%. At September 30, 2020, securities represented 22.4% of total assets compared with 26.6% of total assets at December 31, 2019.

The amortized cost and fair value of investment securities were as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$418,575	$138	$(525)	$418,188
Mortgage-backed securities	42,982	570	(625)	42,927
Total	$461,557	$708	$(1,150)	$461,115
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$3,989	$25	$—	$4,014
States and political subdivisions	170,427	9,288	(187)	179,528
Collateralized mortgage obligations	123,309	2,080	(256)	125,133
Mortgage-backed securities	6,672,655	165,665	(1,158)	6,837,162
Total	$6,970,380	$177,058	$(1,601)	$7,145,837

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$470	$1	$—	$471
Collateralized mortgage obligations	235,222	690	(139)	235,773
Mortgage-backed securities	51,209	659	(449)	51,419
Total	$286,901	$1,350	$(588)	$287,663
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$13,933	$58	$—	$13,991
States and political subdivisions	238,347	7,632	(189)	245,790
Collateralized mortgage obligations	203,470	1,115	(373)	204,212
Mortgage-backed securities	7,826,643	48,060	(34,845)	7,839,858
Total	$8,282,393	$56,865	$(35,407)	$8,303,851

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

As of September 30, 2020, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2020, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of September 30, 2020, the Company’s municipal securities represent 2.3% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of September 30, 2020, management believes that there is no potential for material credit losses on held to maturity securities.

Deposits

Total deposits were $26.46 billion at September 30, 2020 compared with $24.20 billion at December 31, 2019, an increase of $2.26 billion or 9.3%. At September 30, 2020, noninterest-bearing deposits totaled $9.00 billion, an increase of $1.23 billion or 15.9% compared with $7.76 billion at December 31, 2019. Interest-bearing deposits totaled $17.46 billion at September 30, 2020 compared with $16.44 billion at December 31, 2019, an increase of $1.03 billion or 6.2%.

Average deposits for the nine months ended September 30, 2020 were $25.13 billion, an increase of $8.06 billion or 47.2%, compared with $17.07 billion for the nine months ended September 30, 2019. This increase was primarily due to the Merger. The ratio of average interest-bearing deposits to total average deposits was 66.8% and 66.9% during the first nine months of 2020 and 2019, respectively.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Nine Months Ended September 30,
	2020		2019
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$5,054,320	0.44%	$3,810,765	0.64%
Regular savings	2,791,252	0.22%	2,179,441	0.46%
Money market savings	5,690,600	0.61%	3,368,934	1.15%
Certificates, IRAs and other time deposits	3,243,564	1.45%	2,067,940	1.55%
Total interest-bearing deposits	16,779,736	0.66%	11,427,080	0.92%
Noninterest-bearing demand deposits	8,354,410		5,645,145
Total deposits	$25,134,146	0.44%	$17,072,225	0.62%

(1) Annualized and based on average balances on an actual 365-day or 366-day basis for the nine months ended September 30, 2020 and 2019.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
FHLB advances	$—	$1,300,000
FHLB long-term notes payable	2,570	3,730
Total other borrowings	2,570	1,303,730
Securities sold under repurchase agreements	380,274	377,294
Subordinated notes - Fixed to floating rate notes maturing on December 1, 2025	125,146	125,804
Total	$507,990	$1,806,828

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2020, the Company had total funds of $7.63 billion available under this line. At September 30, 2020, the Company has zero FHLB advances. Long-term notes payable was $2.6 million at September 30, 2020, with a weighted average rate of 5.44%. The maturity dates on the FHLB notes payable range from the years 2020 to 2027 and have interest rates ranging from 4.75% to 5.99%.

Securities sold under repurchase agreements— At September 30, 2020, the Company had $380.3 million in securities sold under repurchase agreements with banking customers compared with $377.3 million at December 31, 2019, an increase of $3.0 million or 0.8%.  Repurchase agreements are generally settled on the following business day; however, approximately $5.4 million of the repurchase agreements outstanding at September 30, 2020 have maturity dates ranging from 6 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Subordinated notes— On November 1, 2019, in connection with the Merger, the Company assumed the obligations related to a $75.0 million and a $50.0 million of Fixed-to-Floating Rate Subordinated Note (collectively, the “Notes”) that mature on December 1, 2025. The Notes, which qualify as Tier 2 capital for regulatory purposes, have an interest rate of 5.50% per annum, payable semi-annually on each December 1 and June 1 through December 1, 2020. From and including December 1, 2020 through maturity or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 3.89%, payable on March 1, June 1, September 1, and December 1 of each year through the maturity date or earlier redemption. The Company may, at its option, beginning on December 1, 2020 and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Any partial redemption will be made pro rata among all of the holders. The Notes are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company’s subsidiaries. In September 2020, the Company gave irrevocable notice of its intent to redeem the Notes on December 1, 2020.

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

As of September 30, 2020, the Company had outstanding $4.18 billion in commitments to extend credit, $112.8 million in commitments associated with outstanding standby letters of credit, $29.9 million in allowance for credit losses on off-balance sheet credit exposures and $803.4 million in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2020, the Company had cash and cash equivalents of $1.09 billion compared with $574.1 million at December 31, 2019, an increase of $513.6 million or 89.5%. The increase was primarily due to the increase in deposits of $2.26 billion, increase in net proceeds and purchases of maturity securities and net cash provided by operating activities of $496.9 million, partially offset by the repurchase of common stock of $115.0 million, the payment of cash dividends of $128.5 million, net repayments of other short-term borrowing of $1.30 billion and $706.5 million used in investing activities.

Share Repurchases

On January 29, 2020, Bancshares announced a stock repurchase program that authorized the repurchase of up to 5%, or approximately 4.74 million shares, of the Bancshares’ outstanding common stock over a one-year period expiring on January 28, 2021, at the discretion of management. Under the stock repurchase program, Bancshares could repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. Bancshares repurchased 98.0 thousand shares of its common stock at an average weighted price of $49.99 during the three months ended September 30, 2020 and 2.2 million shares of its common stock at an average weighted price of $52.47 per share during the nine months ended September 30, 2020.

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments as of September 30, 2020 (other than deposit obligations and securities sold under repurchase agreements) are summarized below. The Company’s future cash payments associated with its contractual obligations pursuant to its subordinated notes and FHLB borrowings and notes payable as of September 30, 2020 are summarized below. The future interest payments were calculated using the current rate in effect at September 30, 2020. In September 2020, the Company gave irrevocable notice of its intent to redeem the outstanding subordinated notes on December 1, 2020. The $125.0 million outstanding principal balance of the subordinated notes and all accrued interest payable upon redemption is included in the “1 year or less” column below. Payments for the subordinated notes include interest of $1.1 million. Payments for FHLB borrowings include interest of $205 thousand that will be due over the future periods. The payments do not include pre-payment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Subordinated notes	$126,292	$—	$—	$—	$126,292
Federal Home Loan Bank advances and notes payable	974	1,067	366	18	2,425
Total	$127,266	$1,067	$366	$18	$128,717

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 18 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company does not have any sublease arrangements. As of September 30, 2020, operating lease ROU assets and lease liabilities were approximately $54.0 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of September 30, 2020, the weighted average remaining lease terms of the Company’s operating leases were 7.4 years. The weighted average discount rate used to determine the lease liabilities as of September 30, 2020 for the Company’s operating leases was 2.34%. Cash paid for the Company’s operating leases for the three months ended September 30, 2020 and September 30, 2019 was $3.3 million and $1.4 million, respectively. Cash paid for the Company’s operating leases for the nine months ended September 30, 2020 and September 30, 2019 was $10.5 million and $4.2 million, respectively. The Company obtained $5.6 million in ROU assets in exchange for lease liabilities for four operating leases during the nine months ended September 30, 2020.

The Company’s future undiscounted cash payments associated with its operating leases as of September 30, 2020 are summarized below (dollars in thousands).

Remaining 2020	$2,637
2021	10,196
2022	9,671
2023	8,922
2024	8,042
2025	7,651
Thereafter	19,383
Total undiscounted lease payments	$66,502

The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2019 (dollars in thousands):

2020	$10,137
2021	9,169
2022	8,641
2023	7,998
2024	7,119
Thereafter	24,996
Total non-cancelable lease payments	$68,060

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit expiring by period as of September 30, 2020 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans, allowance for credit losses on off-balance sheet credit exposures and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$104,896	$6,616	$1,337	$—	$112,849
Unused capacity on Warehouse Purchase Program loans	803,386	—	—	—	803,386
Commitments to extend credit	1,743,194	852,081	342,756	1,245,988	4,184,019
Total	$2,651,476	$858,697	$344,093	$1,245,988	$5,100,254

The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company’s consolidated statement of income. At September 30, 2020 and December 31, 2019, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in “Allowance for credit losses on off-balance sheet credit exposures” on the Company’s consolidated balance sheet, totaled $29.9 million and $5.6 million, respectively.

Capital Resources

Total shareholders’ equity was $6.03 billion at September 30, 2020 compared with $5.97 billion at December 31, 2019, an increase of $64.0 million or 1.1%. The increase was primarily the result of net income of $391.8 million partially offset by dividend payments of $128.5 million, the common stock repurchases totaling $112.8 million and the impact of the adoption ASC 326 and other of $92.9 million.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of September 30, 2020, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of September 30, 2020:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of September 30, 2020
The Company
CET1 capital (to risk weighted assets)	4.50%		7.00%	N/A	13.18%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	N/A	13.18%
Total capital (to risk weighted assets)	8.00%		10.50%	N/A	14.28%
Tier 1 capital (to average assets)	4.00%	(1)	4.00%	N/A	9.57%

The Bank
CET1 capital (to risk weighted assets)	4.50%		7.00%	6.50%	13.67%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	8.00%	13.67%
Total capital (to risk weighted assets)	8.00%		10.50%	10.00%	14.19%
Tier 1 capital (to average assets)	4.00%	(2)	4.00%	5.00%	9.89%

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2) The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Business and consumer customers of the Company are experiencing varying degrees of financial distress, which is expected to continue to increase over coming months and could adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. Further, any disruption to our ability to deliver financial products or services to, or interact with, our customers could result in losses or increased operational costs, regulatory fines, penalties and other sanctions, or harm our reputation.

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

The Federal Reserve has taken various actions and the U.S. government has enacted several fiscal stimulus measures to counteract the economic disruption caused by the COVID-19 pandemic and provide economic assistance to individual households and businesses, stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. The Company faces an increased risk of litigation and governmental, regulatory and third-party scrutiny as a result of the effects of the COVID-19 pandemic on market and economic conditions and actions governmental authorities take in response to those conditions. Furthermore, various governmental programs such as the PPP are complex and the Company’s participation may lead to additional litigation and governmental, regulatory and third-party scrutiny, negative publicity and damage to the Company’s reputation. For example, the Company’s participation in the PPP as a lender may adversely affect the Company’s revenue and results of operations depending on the timing and amount of forgiveness, if any, to which its borrowers will be entitled.

To the extent the COVID-19 pandemic adversely affects the Company’s business, financial condition, results of operations and liquidity, it also may have the effect of exacerbating many of the other risks described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None.

b. None.

c. The following table details the Company’s repurchases of shares of its common stock during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)
July 1 - July 31, 2020	—	$—	—	2,645,744
August 1 - August 31, 2020	—	—	—	2,645,744
September 1 - September 30, 2020	98,028	49.99	98,028	2,547,716
Total	98,028	$49.99	98,028

(1)	On January 29, 2020, Bancshares announced a stock repurchase program under which up to 5%, or approximately

4.74 million shares, of its outstanding common stock may be acquired over a one-year period expiring on January 28, 2021, at the discretion of management. Under the stock repurchase program, Bancshares may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” for additional information.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019)

4.1	Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 11/5/2020	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 11/5/2020	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer