Form 10-K
period 2020-12-31
PROSPERITY BANCSHARES INC
filed 2021-02-26
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates as of June 30, 2020, based on the closing price of the common stock on the New York Stock Exchange on June 30, 2020 was approximately $5.31 billion.

As of February 22, 2021, the number of outstanding shares of common stock was 92,930,789.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2021 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2020, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PROSPERITY BANCSHARES, INC.®

2020 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of December 31, 2020, the Bank operated 275 full service banking locations: 65 in the Houston area, including The Woodlands; 30 in the South Texas area, including Corpus Christi and Victoria; 65 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area, including Austin and San Antonio; 34 in the West Texas area, including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com.

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

In addition to internal growth, the Company completed the following acquisitions within the last ten years (through December 31, 2020):

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

Acquisition

Merger with LegacyTexas Financial Group, Inc.—On November 1, 2019, LegacyTexas Financial Group, Inc. (“LegacyTexas”), merged into the Company and LegacyTexas Bank merged into the Bank (collectively, the “Merger”). LegacyTexas was headquartered in Plano, Texas and operated 42 locations in 19 North Texas cities in and around the Dallas-Fort Worth area. As of September 30, 2019, LegacyTexas, on a consolidated basis, reported total assets of $10.5 billion, total gross loans of $9.1 billion, total deposits of $6.5 billion and shareholders’ equity of $1.2 billion.

Pursuant to the terms of the merger agreement, the Company issued 26,228,148 shares of the Company’s common stock with a closing price of $69.02 per share on November 1, 2019 plus $318.0 million in cash, comprised of $308.6 million in cash and $9.4 million cash in taxes withheld, for all outstanding shares of LegacyTexas. This resulted in goodwill of $1.33 billion as of December 31, 2020. Additionally, as of December 31, 2020, total core deposit intangibles related to LegacyTexas were $49.9 million.

On November 30, 2020, the Company redeemed $125.0 million in subordinated notes assumed in the Merger. The redemption was funded by dividends from the Bank.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, Hubei Province, China. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. On March 13, 2020, the U.S. President announced a national emergency relating to the pandemic, which has since been extended. On February 4, 2021, the Governor of Texas further extended the proclamation certifying that COVID-19 poses an imminent threat of disaster in the state and declaring a state of disaster for all counties in Texas and detailed the ongoing plan to open businesses and activities in Texas. On February 12, 2021, the Governor of Oklahoma further extended the executive order that declared an emergency caused by the impending threat of COVID-19 to the people of Oklahoma. The Bank is considered an essential business and is closely monitoring the latest developments regarding COVID-19. The COVID-19 pandemic has resulted in significant economic uncertainties that have had, and could continue to have, an adverse impact on the Company’s operating income, financial condition and cash flows. The extent to which the COVID-19 pandemic will impact the Company’s operations and financial results during 2021 cannot be reasonably or reliably estimated at this time.

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

In response to the COVID-19 pandemic, on March 27, 2020 the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) into law. The CARES Act provides assistance for American workers, families and small businesses. The Paycheck Protection Program (“PPP”), established by the CARES Act and implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury, provides small businesses with funds to pay payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities and are 100% guaranteed by the SBA. On June 5, 2020, the President signed the Paycheck Protection Program Flexibility Act of 2020 (“PPP Flexibility Act”), which modified the covered expense period from eight weeks to 24 weeks, extended the maturity date of the loans out to five years and gave greater flexibility to employers having difficulty hiring workers. PPP loans originated prior to June 5, 2020, have a two year term and earn interest at 1%. PPP loans originated on and after June 5, 2020, have a minimum five year term, which can be extended for up to five additional years if the lender and borrower both agree. On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was signed into law, which extended certain provisions of the CARES Act, provided additional funding and contained new relief provisions. The CAA extended the PPP application period to March 31, 2021 and permits eligible companies to obtain a second PPP loan (“second draw”) under terms specified in the CAA, with a maximum amount of $2.0 million and limit of one second draw loan.  Second draw PPP borrowers are eligible for loan forgiveness on the same terms as the first draw PPP borrowers. Lenders that were permitted to approve first draw PPP loans are permitted to approve second draw loans. Additionally, the Bank is entitled to a per loan processing fee based on a tiered schedule ranging from 5% to 1% of the loan balance for the first draw PPP loans and the CAA established pre-determined fees for processing and servicing the second draw PPP loans. In 2020, the Company obtained SBA approvals on approximately 11,900 loans totaling $1.40 billion and, as of December 31, 2020, had an outstanding balance of 8,816 loans totaling $963.2 million after remittance.

Also, in response to the COVID-19 pandemic, the Company has provided relief to its loan customers through loan extensions and deferrals. Under the CARES Act and the CAA Act, banks may elect to deem that loan modifications do not result in troubled debt restructurings if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the COVID-19 national emergency declaration by the President of the United States or (B) January 1, 2022. Additionally, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under Accounting Standards Codification (“ASC”) Subtopic 310-40 and federal banking agencies’ interagency guidance. These modifications include modifications such as principal and interest payment deferrals, temporary interest only payment terms, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The Company's troubled debt restructurings do not include loan modifications related to COVID-19. Beginning in mid-March of 2020, the Company began offering deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis. As of December 31, 2020, the Company had approximately $328.0 million in outstanding loans subject to deferral and modification agreements.

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

Human Capital

The Company’s culture is defined by its corporate values of high standards of soundness, profitability, service, professionalism, integrity, and citizenship.  The Company’s goal is to develop highly productive associates who will contribute to the success of the Company while making better lives for themselves and their families. The Company believes in maintaining progressive employment policies, as well as a competitive wage and benefit package. The Company considers its relations with associates to be good.

As of December 31, 2020, the Company had 3,756 full-time equivalent associates, 1,124 of whom were officers of the Bank. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Diversity and Inclusion. The Company is committed to fostering, cultivating and preserving a culture of diversity and inclusion. It is committed to including, integrating and serving individuals who represent different groups as defined by race, ethnicity, gender, sexual orientation, religion, age, disability, socioeconomic and family status, political affiliation, and national origin. This commitment can be seen throughout the Company, from its associates to its community outreach efforts. The Company’s associates bring a diversity of backgrounds, perspectives, and experiences that are reflective of the communities and customers the Company serves. The unique capabilities and talents that its associates invest in their work represent a significant part of not only the Company’s culture but its reputation and achievements as well.

As an affirmative action employer, the Company is fully committed to the concept and practice of equal opportunity through diversity and inclusion. In 2020, its workforce, from senior officers to tellers, was 44% minority and 74% female. Through its commitment to a diverse workforce, the Company has implemented the following initiatives:

•	Creating an inclusive work environment by hiring, training, and retaining associates from diverse backgrounds.
•	Encouraging associates to recruit new team members through our Referral Reward Program.
•	Reaching out to many organizations that assist women and minorities in job services in order to attract a more diverse group of applicants.
•	Through its Diversity Officer, working with associates on understanding the importance of diversity and how to actively develop an inclusive work environment.
•	Participating in a variety of activities that reflect the cultural diversity within the communities it serves.
•	Striving to select vendors/suppliers who reflect the diversity of the communities the Company serves.
•	Developing strategies to reach multicultural markets.

Compensation and Benefits. The Company believes in maintaining progressive employment policies, as well as a competitive wage and benefit package.  The Company has invested heavily in its officers and associates by recruiting talented officers in its market areas and providing them with economic incentives. The senior management team has substantial experience in the Company’s market areas and the surrounding communities in which the Company has a presence. Most banking center locations are overseen by a local president or manager with knowledge of the community and lending expertise in the specific industries found in the community. The Company operates each banking center as a separate profit center, maintaining separate data with respect to each banking center’s net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly.

The Company offers a variety of benefits to full-time associates; Medical Insurance, Dental Insurance, Vision Insurance, Basic Life Insurance, Voluntary Life Insurance, Spouse/Dependent Life Insurance, Short Term Disability, Long Term Disability, Worksite Supplemental Benefits, Flexible Spending Account, 401K/Profit Sharing Plan, Vacation Leave, Sick Leave and Paid Holidays.

Recruiting, Training, Development and Retention. In order to provide current associates with the opportunity for advancement, the Company posts job opportunities internally for three calendar days before making them available to the public.

The Company recognizes that employee training and development are business imperatives essential to employee retention and providing excellent service.  Associates receive formal and informal position specific training through webinars on various regulatory compliance topics, person to person functional and product training, policy and procedure documentation, online webinars and videos.  The Company has position specific required training delivered annually, and as industry or bank policy and procedure changes dictate.  Associates are encouraged to explore and achieve a full range of training and development opportunities to personalize career development and to prioritize their unique needs and growth opportunities. The Company fosters an environment where associates are encouraged to reach their full potential by enhancing current skills, work toward a future role, or take steps to build new skills through hands-on learning involving common customer interaction scenarios, coaching conversations, mentor relationships, feedback, performance appraisals and working with role models.

The Company recognizes that associates play a valuable role in its overall success.  The Company strives to keep associates motivated and focused through its commitment to diversity and inclusion, compensation and benefits, and employee career development.  All related programs or benefits contribute to the Company’s overall productivity and performance and play a vital role in attracting and retaining associates.

Business Culture. The Company’s directors and officers are important to the Company’s success and play a key role in the Company’s business development efforts by actively participating in civic and public service activities in the communities served by the Company.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and businesses throughout Texas and Oklahoma. At December 31, 2020, the Bank maintained approximately 776,400 separate deposit accounts including certificates of deposit and 78,300 separate loan accounts. At December 31, 2020, noninterest-bearing demand deposits were 33.4% of the Bank’s total deposits. For the year ended December 31, 2020, the Company’s average cost of funds was 0.43% and the Company’s average cost of deposits (excluding all borrowings) was 0.40%.

The Company has been an active real estate lender, with commercial real estate (including farmland and multifamily residential), 1-4 family residential (including home equity) and construction, land development and other land loans comprising 32.1%, 23.5% and 9.7%, respectively, of the Company’s total loans as of December 31, 2020. The Company is active in commercial and industrial lending, with commercial loans comprising 18.1% of the Company’s total loans as of December 31, 2020. The Company also offers agricultural loans, loans for automobiles and other consumer durables, home equity loans, debit and credit cards, internet banking and other cash management services, mobile banking, trust and wealth management, retail brokerage services, mortgage banking services and automated telephone banking. The Company offers businesses a broad array of loan products including term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery; land development and interim construction loans for builders; and owner-occupied and non-owner occupied commercial real estate loans. The Company has a Warehouse Purchase Program that allows mortgage banking company customers to close one-to-four-family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors.

By offering certificates of deposit, interest checking accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products.

As of December 31, 2020, the Company’s trust department maintained total assets of $2.6 billion, including managed assets of $2.0 billion. The trust department provides trust services in the Company’s various market areas.

Business Strategies

The Company’s main objective is to increase deposits and loans through internal growth, as well as through acquisition opportunities, while maintaining efficiency, individualized customer service and maximizing profitability. To achieve this objective, the Company has employed the following strategic goals:

Continue Community Banking Emphasis. Although the Company has significantly grown in the last several years, it intends to continue operating as a community banking organization focused on meeting the specific needs of consumers and businesses in its market areas. The Company provides a high degree of responsiveness combined with a wide variety of banking products and services. The Company staffs its banking centers with experienced bankers who possess lending expertise to effectively serve their community and gives them authority with centralized support to make certain pricing and credit decisions, avoiding the bureaucratic structure of larger banks. Each banking center has its own listed local business telephone number. Customers are served by a local banker with decision making authority. The Company also maintains specialty commercial lending lines of business staffed by bankers with lending expertise in the various business lines—commercial middle market, energy, mortgage warehouse and insurance lending.

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

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its prudent approach to lending, the Company has emphasized both new and existing loan products, focusing on increasing its commercial real estate, residential real estate and commercial loan portfolios.  During 2020, the Company’s total loans increased from $18.85 billion to $20.25 billion or 7.4%. Commercial and industrial loans (includes Paycheck Protection Program loans) increased 14.6% and represented 18.1% of the total loan portfolio as of December 31, 2020.  Commercial real estate loans (including multifamily residential) decreased 7.3% and represented 30.0% of the total portfolio as of December 31, 2020. One-to-four-family residential loans increased 9.6% and represented 21.0% of the total loan portfolio as of December 31, 2020. Construction, land development and other land loans decreased 5.2%, and represented 9.7% of the total loan portfolio as of December 31, 2020. Warehouse Purchase Program loans increased 83.1% and represented 14.0% of the total loan portfolio as of December 31, 2020.

Maintain Sound Asset Quality. The Company continues to maintain the sound asset quality that has been representative of its historical loan portfolio. As the Company continues to diversify and increase its lending activities and acquire loans in acquisitions, it may face higher risks of nonpayment and increased risks in the event of prolonged economic downturns. The Company intends to continue to employ the strict underwriting guidelines and comprehensive loan review process that have contributed to its low incidence of nonperforming assets and minimal charge-offs in relation to its size. Nonperforming assets were 0.29% of total loans and other real estate at December 31, 2020. Excluding Warehouse Purchase Program loans, nonperforming assets were 0.34% of total loans and other real estate at December 31, 2020. All Warehouse Purchase Program loans were performing loans at December 31, 2020.

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

Enhance Cross-Selling. The Company uses incentives and friendly competition to encourage cross-selling efforts and increase cross-selling results among its associates. Officers and associates have access to each customer’s existing and related account relationships and are better able to inform customers of additional products when customers visit or call the various banking centers or use their drive-in facilities. In addition, the Company includes product information on its web page and in monthly statements and other mailings.

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

Regulatory Restrictions on Dividends and Repurchases. The Company is regarded as a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues is dividends received from the Bank. As described in more detail below, federal and state law places limitations on the amount that banks may pay in dividends, which the Bank must adhere to when paying dividends to the Company. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if the prospective rate of earnings retention is consistent with the organization’s expected capital needs and financial condition. The Federal Reserve Board’s policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. The Federal Reserve Board is authorized to limit or prohibit the payment of dividends if, in the Federal Reserve Board’s opinion, the payment of dividends would constitute an unsafe or unsound practice in light of a bank holding company’s financial condition. Federal Reserve policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company's capital structure.

In July 2019, the federal bank regulators adopted final rules that, among other things, eliminated the standalone prior approval requirement in the Basel III Capital Rules for any repurchase of common stock. In certain circumstances, the Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve Board.

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

Basel III Capital Adequacy Requirements. The Company and the Bank are required to comply with applicable capital adequacy standards adopted by the Federal Reserve and the FDIC (the “Basel III Capital Rules”). The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratio calculations and also address risk weights and other issues affecting the denominator.

Since being fully phased in on January 1, 2019, the Basel III Capital Rules require the Company to maintain an additional capital conservation buffer, composed entirely of Common Equity Tier 1 (“CET1”), of 2.5%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.5% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”) of 4.0%. As of December 31, 2020, the Company’s ratio of CET1 to risk-weighted assets was 13.74%, Tier 1 capital to risk-weighted assets was 13.74%, total capital to risk-weighted assets was 14.23% and Tier 1 capital to average quarterly assets was 9.67%.

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

In response to the COVID-19 pandemic, in March 2020 the joint federal bank regulatory agencies issued an interim final rule that allows banking organizations that implement the new accounting standard relating to the measurement of current expected credit losses (“CECL”) in 2020 to mitigate the effects of the CECL accounting standard in their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. The Company has elected to adopt the option provided by the interim final rule, which will largely delay the effects of CECL on its regulatory capital for the next two years, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period include both the initial impact of the Company’s adoption of CECL at January 1, 2020 and 25% of subsequent changes in the Company’s allowance for credit losses during each quarter of the two-year period ending December 31, 2021.

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

Liquidity Requirements.  The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. Neither the LCR rule nor the NSFR rule apply to the Company and the Bank.

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

The FDIC’s risk-based capital guidelines generally require state banks to have minimum ratios of CET1 to risk-weighted assets of 4.5%, Tier 1 capital to total risk-weighted assets of 6.0% and total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2020, the Bank’s ratio of CET1 to risk-weighted assets was 13.64%, Tier 1 capital to total risk-weighted assets was 13.64% and its ratio of total capital to total risk-weighted assets was 14.14%.

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets. As of December 31, 2020, the Bank’s ratio of Tier 1 capital to average quarterly assets (leverage ratio) was 9.58%.

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

At December 31, 2020, the Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations in effect as of such date.

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

In addition, the Federal Deposit Insurance Act prohibits an insured depository institution from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is well capitalized or is adequately capitalized and receives a waiver from the FDIC. A depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. In December 2020, the FDIC finalized a rule that is intended to bring the brokered deposits regulations in line with modern deposit taking methods and that may reduce the amount of deposits that would be classified as brokered.

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

On June 22, 2020, the FDIC issued a final rule that mitigates the deposit insurance assessment effects of participating in the PPP, the Paycheck Protection Program Liquidity Facility and Money Market Mutual Liquidity Fund (“MMLF”). Pursuant to the final rule, the FDIC will generally remove the effect of PPP lending in calculating an institution’s deposit insurance assessment. The final rule also provides an offset to an institution's total assessment amount for the increase in its assessment base attributable to participation in the PPP and MMLF.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. However, the Federal Reserve Board did not join the proposed rulemaking. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020. The FDIC has not finalized the revisions to its CRA rule. In September 2020, the Federal Reserve Board issued an advance notice of proposed rulemaking that invites public comment on an approach to modernize the CRA regulations Accordingly, the Company will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to the Company’s financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

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

On December 18, 2020, the federal financial regulatory agencies announced a proposal that would require supervised banking organizations to promptly notify their primary federal regulator in the event of a computer security incident. If adopted without substantial change, the proposed rule would require banking organizations to notify their primary federal regulator promptly, and not later than 36 hours after, the discovery of such incidents, termed “computer-security incidents” that are “notification incidents.”

Legislative and Regulatory Responses to the COVID-19 Pandemic

The COVID-19 pandemic is creating extensive disruptions to the global economy, to businesses, and to the lives of individuals. There have been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic. The CARES Act, which was enacted on March 27, 2020, was intended to provide relief in the wake of the COVID-19 pandemic. Several provisions within the CARES Act led to action from the bank regulatory agencies and other provisions within the legislation that directly impacted financial institutions. The CARES Act allows, until the earlier of December 31, 2020 or the date the national emergency declared by the President terminates, borrowers with federally-backed one-to-four family mortgage loans experiencing a financial hardship due to the COVID-19 pandemic to request forbearance, regardless of delinquency status, for up to 360 days. The CARES Act also prohibited servicers of federally-backed mortgage loans from initiating foreclosures during the 60-day period beginning March 18, 2020. Further, on August 27, 2020, the Federal Housing Finance Agency (“FHFA”) announced that the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation would extend their single-family moratorium on foreclosures and evictions through December 31, 2020. In addition, the U. S. President requested that the federal agencies discussed above continue to extend the moratorium on foreclosures on federally-guaranteed mortgages until at least March 31, 2021. In addition,  until the earlier of December 31, 2020 and the date the national emergency declared by the President terminates, borrowers with federally-backed multifamily mortgage loans whose payments were current as of February 1, 2020, but who have since experienced financial hardship due to COVID-19, may request a forbearance for up to 90 days. Borrowers receiving such forbearance may not evict or charge late fees to tenants for its duration. On December 23, 2020, the FHFA announced an extension of forbearance programs for qualifying multifamily properties through March 31, 2021. These regulatory and legislative actions may be expanded, extended and amended as the pandemic and its economic impact continue.

The bank regulatory agencies ensure that adequate flexibility will be given to financial institutions who work with borrowers affected by the COVID-19 pandemic, and indicate that they will not criticize institutions who do so in a safe and sound manner. Further, the bank regulatory agencies have encouraged financial institutions to report accurate information to credit bureaus regarding relief provided to borrowers and have urged the importance of financial institutions to continue assisting those borrowers impacted by the COVID-19 pandemic. Also, on April 3, 2020, the bank regulatory agencies issued a joint policy statement to facilitate mortgage servicers’ ability to place consumers in short-term payment forbearance programs. This policy statement was followed by a final rule, on June 23, 2020, that makes it easier for consumers to transition out of financial hardship caused by the COVID-19 pandemic.

Also, on September 29, 2020, the bank regulatory agencies issued a rule that deferred appraisal and evaluation requirements after the closing of certain residential and commercial real estate transactions through December 31, 2020. On January 20, 2021 an Executive Order was signed that extend the federal eviction moratorium issued through the Centers for Disease Control and Prevention through March 31, 2021. Further, on December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law, which also contains provisions that could directly impact financial institutions.

The PPP, originally established under the CARES Act and extended under the CAA, authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations as described under the section captioned “COVID-19 Pandemic” above.

Also, the Federal Reserve, in cooperation with the Department of the Treasury, has established many financing and liquidity programs. The MSLP is intended to keep credit flowing to small and mid-sized businesses that were in sound financial condition before the COVID-19 pandemic but now need financing to maintain operations. The PPPLF supplies liquidity to PPP participating financial institutions through term financing backed by PPP loans and the MMLF is intended to assist money market funds in meeting demands for redemptions by households and other investors, enhancing overall market functioning and credit provision to the broader economy.

Further, the federal bank regulatory agencies issued several interim final rules throughout the course of 2020 to neutralize the regulatory capital and liquidity effects for banks that participate in the Federal Reserve liquidity facilities. The interim final rule issued on April 9, 2020, clarifies that a zero percent risk weight applies to loans covered by the PPP for capital purposes and the interim final rule issued on May 15, 2020, permits depository institutions to choose to exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of the supplementary leverage ratio. These interim final rules were finalized on September 29, 2020.

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

Interest Rate Risks

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

Credit and Lending Risks

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

As a lender, the Company is exposed to the risk that its loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate the Company for the outstanding balance of the loan plus the costs to dispose of the collateral. The Company maintains an allowance for credit losses in an attempt to cover estimated losses inherent in its loan portfolio. Additional credit losses could occur in the future and may occur at a rate greater than the Company has experienced to date. The determination of the appropriate level of the allowance inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks, future trends and general economic conditions, all of which may undergo material changes. If the Company’s assumptions prove to be incorrect or if it experiences significant credit losses in future periods, its current allowance may not be sufficient to cover actual credit losses and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. A material addition to the allowance could cause net income, and possibly capital, to decrease.

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

Approximately 65.2% of the Company’s total loans as of December 31, 2020 consisted of loans included in the real estate loan portfolio, with 32.1% in commercial real estate (including farmland and multifamily residential), 23.5% in residential real estate (including home equity) and 9.7% in construction, land development and other land loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for credit losses, which could adversely affect its financial condition, results of operations and cash flows.

The Company’s commercial real estate and commercial loans expose it to increased credit risks, and these risks will increase if the Company succeeds in increasing these types of loans.

The Company, while maintaining its conservative approach to lending, has emphasized both new and existing loan products, focusing on managing its commercial real estate (including farmland and multifamily residential) and commercial loan portfolios, and intends to continue to increase its lending activities and acquire loans in possible future acquisitions. As a result, commercial real estate and commercial loans as a proportion of its portfolio could increase. As of December 31, 2020, commercial real estate (including farmland and multifamily residential) and commercial loans totaled $10.16 billion. In general, commercial real estate loans and commercial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. These types of loans are also typically larger than residential real estate loans. Accordingly, the deterioration of one or several of these loans could cause a significant increase in nonperforming loans, which could result in a loss of earnings from these loans and an increase in the provision for credit losses and net charge-offs.

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

As of December 31, 2020, commercial real estate loans (including multifamily residential) comprised approximately 30.1% of the Company’s loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than residential real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. The Company’s failure to have adequate risk management policies, procedures and controls could adversely affect its ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Loans to oil and gas production and service companies, which are reported as commercial and industrial loans, totaled $512.7 million (net of discount and excluding PPP loans totaling $88.7 million) at December 31, 2020, representing approximately 2.5% of total loans, excluding Warehouse Purchase Program loans. As a result, the factors that impact the energy sector may have a greater effect on the Company than on more broadly diversified financial institutions. Companies with exposure to the energy sector, whether directly or indirectly, are subject to volatile fluctuations in price and supply of oil and gas. Many factors affect the supply of and demand for crude oil and natural gas and, therefore, influence prices of these commodities, including:

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

Liquidity Risks

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

Strategic Risks

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2020, the Company’s goodwill totaled $3.23 billion. Although the Company has not recorded any such impairment charges since it initially recorded the goodwill, the Company’s future evaluations of goodwill could result in findings of impairment and related write-downs, which may have a material adverse effect on its financial condition and results of operations.

Operational Risks

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

Related Risks

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

Legal, Regulatory and Compliance Risks

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

COVID-19 Risks

The COVID-19 pandemic could adversely affect the Company and its customers, associates and third-party service providers, and the adverse impacts on the Company’s business, financial position, operations and prospects could be significant.

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

Business and consumer customers of the Company are experiencing varying degrees of financial distress, which is expected to continue to increase over coming months and could adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. Further, any disruption to the Company’s ability to deliver financial products or services to, or interact with, its customers could result in losses or increased operational costs, regulatory fines, penalties and other sanctions, or harm the Company’s reputation.

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

As of December 31, 2020, the Company conducted business at 275 full-service banking centers. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe, Houston, Texas. The Company also owns or leases other facilities in which its banking centers are located as listed below by geographical market area.  The Company also owns or leases various corporate and operations offices. The expiration dates of the leases range from 2021 to 2032 and do not include renewal periods which may be available at the Company’s option.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2020:

Geographical Area	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2020
			(dollars in thousands)
Bryan/College Station area	16	—	$1,435,564
Houston area	65	13	7,420,854
Central Texas area	29	2	2,015,295
Dallas/Fort Worth area	65	25	7,890,654
East Texas area	22	—	978,427
West Texas area	34	6	2,804,492
South Texas area	30	3	3,152,075
Central Oklahoma area	6	1	670,113
Tulsa Oklahoma area	8	2	993,018
	275	52	$27,360,492

ITEM 3.	LEGAL PROCEEDINGS

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

Common Stock Information

The Company’s common stock is listed on the New York Stock Exchange under the symbol “PB.” As of February 22, 2021, there were 92,930,789 shares outstanding and 4,640 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

Dividends

Holders of common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. Although the Company has declared dividends on its common stock since 1994, and paid quarterly dividends aggregating $1.87 per share for 2020 and $1.69 per share for 2019, the Company could discontinue payment of dividends in the future. Future dividends on the common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the Board of Directors of the Company.

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

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter) for the Company’s last two fiscal years were as follows:

	2020	2019
Fourth Quarter	$0.49	$0.46
Third Quarter	0.46	0.41
Second Quarter	0.46	0.41
First Quarter	0.46	0.41

 Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2020, the Company had restricted stock issued under its 2012 Stock Incentive Plan and its 2020 Stock Incentive Plan, both of which were approved by the Company’s shareholders. The following table provides information as of December 31, 2020 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	2,865,644	(1)
Equity compensation plans not approved by security holders	—	—	—
	—	$—	2,865,644

(1)	All of these awards are available under the Company’s 2012 and 2020 Stock Incentive Plans. The Company does not intend to make any further awards under the 2012 Stock Incentive Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table details the Company’s repurchases of shares of its common stock during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)
October 1 - October 31, 2020	3,876	$50.89	—	2,543,840
November 1 - November 30, 2020	—	—	—	2,543,840
December 1 - December 31, 2020	—	—	—	2,543,840
Total	3,876	$50.89	—

(1)

On January 29, 2020, the Company announced a stock repurchase program that authorized the repurchase of up to 5%, or approximately 4.74 million shares, of the Company’s outstanding common stock over a one-year period which expired on January 28, 2021. On January 26, 2021, the Company announced a stock repurchase program under which up to 5%, or approximately 4.65 million shares, of its outstanding common stock may be acquired over a one-year period expiring on January 26, 2022, at the discretion of management. Under the 2021 stock repurchase program, the Company may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” for additional information.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2015 to December 31, 2020, with the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2015 in the Company’s common stock, the S&P 500 Total Return Index and the Nasdaq Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Prosperity Bancshares, Inc., the S&P 500 Index, and the NASDAQ Bank Index

*  $100 invested on 12/31/15 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

	12/15	12/16	12/17	12/18	12/19	12/20
Prosperity Bancshares, Inc.	$100.00	$153.51	$152.97	$138.89	$164.15	$163.48
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
NASDAQ Bank	100.00	137.14	145.21	120.76	150.06	138.59

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company for, and as of the end of, each of the years in the five-year period ended December 31, 2020, is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2020		2019(1)		2018	2017	2016(1)
	(In thousands, except per share data)
Income Statement Data:
Interest income	$1,143,910		$832,938		$727,209	$677,355	$675,779
Interest expense	113,177		137,169		97,616	60,492	43,159
Net interest income	1,030,733		695,769		629,593	616,863	632,620
Provision for credit losses	20,000		4,300		16,350	14,325	24,000
Net interest income after provision for credit losses	1,010,733		691,469		613,243	602,538	608,620
Noninterest income	131,534		124,281		116,012	116,633	118,425
Noninterest expense	497,233		396,542		326,220	313,101	318,387
Income before taxes	645,034		419,208		403,035	406,070	408,658
Provision for income taxes	116,130		86,656		81,223	133,905	134,192
Net income	$528,904		$332,552		$321,812	$272,165	$274,466
Per Share Data:
Basic earnings per share	$5.68	(2)	$4.52	(2)	$4.61	$3.92	$3.94
Diluted earnings per share	5.68	(2)	4.52	(2)	4.61	3.92	3.94
Book value per share	66.23		63.02		58.02	55.03	52.41
Cash dividends declared per share	1.8700		1.6900		1.4900	1.3800	1.2400
Dividend payout ratio	32.86%		38.76%		32.33%	35.23%	31.42%
Weighted average shares outstanding (basic)	93,058		73,524		69,821	69,484	69,674
Weighted average shares outstanding (diluted)	93,058		73,524		69,821	69,484	69,680
Shares outstanding at end of period	92,571		94,746		69,847	69,491	69,491
Balance Sheet Data (at period end):
Total assets	$34,059,275		$32,185,708		$22,693,402	$22,587,292	$22,331,072
Securities	8,542,820		8,570,056		9,408,966	9,672,116	9,726,086
Loans	20,246,944		18,845,346		10,370,313	10,020,773	9,622,060
Allowance for credit losses on loans (3)	316,068		87,469		86,440	84,041	85,326
Total goodwill and intangibles	3,304,871		3,310,075		1,933,728	1,939,687	1,946,629
Other real estate owned	10,593		6,936		1,805	11,152	15,463
Total deposits	27,360,492		24,199,732		17,256,558	17,821,460	17,307,302
Federal funds purchased and other borrowings	—		1,303,730		1,031,126	505,223	990,781
Subordinated notes	—		125,804		—	—	—
Total shareholders’ equity	6,130,669		5,970,835		4,052,824	3,824,154	3,642,311

(Table continued on the next page)

	As of and for the Years Ended December 31,
	2020		2019(1)		2018	2017	2016(1)
	(In thousands, except per share data)
Average Balance Sheet Data:
Total assets	$32,645,350		$24,087,707		$22,632,745	$22,340,201	$21,880,762
Securities	8,022,205		8,958,182		9,664,404	9,681,763	9,401,669
Loans	19,862,527		11,972,093		10,141,625	9,822,225	9,629,714
Allowance for credit losses on loans(3)	324,308		86,616		84,511	84,410	84,189
Total goodwill and intangibles	3,307,638		2,122,153		1,936,639	1,942,999	1,947,979
Total deposits	25,585,269		18,180,430		17,106,500	17,015,372	17,348,387
Junior subordinated debentures	—		1,502		—	—	2,081
Subordinated notes	114,499		20,489		—	—	—
Total shareholders’ equity	5,974,652		4,458,521		3,947,833	3,750,727	3,566,931
Performance Ratios:
Return on average assets	1.62%	(2)	1.38%	(2)	1.42%	1.22%	1.25%
Return on average common equity	8.85%	(2)	7.46%	(2)	8.15%	7.26%	7.69%
Net interest margin (tax equivalent)	3.64%		3.32%		3.18%	3.19%	3.35%
Efficiency ratio(4)	42.58%		48.25%		43.71%	42.76%	42.50%
Asset Quality Ratios(5):
Nonperforming assets to total loans and other real estate	0.29%		0.33%		0.18%	0.37%	0.50%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate(6)	0.34%		0.36%		0.18%	0.37%	0.50%
Net charge-offs to average loans	0.16%		0.03%		0.14%	0.16%	0.21%
Allowance for credit losses to total loans	1.56%		0.46%		0.83%	0.84%	0.89%
Allowance for credit losses to total loans, excluding Warehouse Purchase Program Loans(7)	1.82%		0.51%		0.83%	0.84%	0.89%
Allowance for credit losses to nonperforming loans(3)(8)	646.6%		157.1%		504.0%	319.9%	261.8%
Capital Ratios(5):
Leverage ratio	9.67%		10.42%		10.23%	9.31%	8.68%
Average shareholders’ equity to average total assets	18.30%		18.51%		17.44%	16.79%	16.30%
CET1 capital ratio	13.74%		12.30%		16.32%	15.08%	14.48%
Tier 1 risk-based capital ratio	13.74%		12.30%		16.32%	15.08%	14.48%
Total risk-based capital ratio	14.23%		12.70%		16.99%	15.74%	15.20%

(1)	The Company completed one acquisition during each of the twelve-month periods ended December 31, 2019 and December 31, 2016.
(2)	Reflects the impact of merger related expenses of $8.0 million in 2020 and $46.4 million in 2019 related to the Merger.
(3)	ASU 2016-13 became effective for the Company on January 1, 2020
(4)

Represents a non-GAAP financial measure. Calculated by dividing total noninterest expense, excluding credit loss provision, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation. See “Management’s Discussion and Analysis of Financial Consolidation and Results of Operations—Results of Operations— Efficiency Ratio” on page 43 for calculation methodology and details.

(5)	At period end, except for net charge-offs to average loans and average shareholders’ equity to average total assets, which are for periods ended at such dates.
(6)

Represents a non-GAAP financial measure. Calculated by dividing nonperforming assets by total assets, excluding Warehouse Purchase Program loans. See “Management’s Discussion and Analysis of Financial Consolidation and Results of Operations—Financial Condition—Loan Portfolio—Nonperforming Assets” on page 48 for calculation methodology and details.

(7)

Represents a non-GAAP financial measure. Calculated by dividing allowance for credit losses by total loans, excluding Warehouse Purchase Program loans. See “Management’s Discussion and Analysis of Financial Consolidation and Results of Operations—Financial Condition—Loan Portfolio—Allowance for Credit Losses” on page 50 for calculation methodology and details.

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
•

the expected cost savings, synergies and other financial and operational benefits from the Merger might not be realized within the expected time frames or at all, and costs or difficulties relating to the integration of LegacyTexas might be greater than expected;

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
•

acts of terrorism, an outbreak of hostilities or other international or domestic calamities, civil unrest, insurrections, other political, economic or diplomatic developments, including those caused by public health issues, outbreaks of diseases and pandemics, such as the COVID-19 pandemic, weather or other acts of God and other matters beyond the Company’s control; and

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

Net income was $528.9 million, $332.6 million and $321.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, and diluted earnings per share were $5.68, $4.52 and $4.61, respectively, for these same periods. The increase in net income and earnings per diluted common share for the year ended December 31, 2020 was primarily due to the Merger, a $38.4 million decrease in merger related expenses and a tax benefit for a net operating loss (“NOL”) of $20.1 million. The change in net income during 2019 was principally due to an increase in interest income partially offset by an increase in interest expense and merger related expenses of $46.4 million. The Company posted returns on average assets of 1.62%, 1.38% and 1.42% and returns on average common equity of 8.85%, 7.46% and 8.15% for the years ended December 31, 2020, 2019 and 2018, respectively. The Company’s efficiency ratio was 42.58% in 2020, 48.25% in 2019 and 43.71% in 2018. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale of assets and securities are not included. Additionally, taxes are not part of this calculation.

Total assets at December 31, 2020 and 2019 were $34.06 billion and $32.19 billion, respectively. Total deposits were $27.36 billion at December 31, 2020, an increase of $3.16 billion or 13.1% compared with $24.20 billion at December 31, 2019. Total loans were $20.25 billion at December 31, 2020, an increase of $1.40 billion or 7.4% compared with $18.85 billion at December 31, 2019. At December 31, 2020, the Company had $48.9 million in nonperforming loans, and its allowance for credit losses was $316.1 million compared with $55.7 million in nonperforming loans and an allowance for credit losses of $87.5 million at December 31, 2019. Shareholders’ equity was $6.13 billion and $5.97 billion at December 31, 2020 and 2019, respectively.

Acquisition

Merger with LegacyTexas Financial Group, Inc.—On November 1, 2019, LegacyTexas Financial Group, Inc. (“LegacyTexas”), merged with the Company and LegacyTexas Bank merged with the Bank (collectively, the “Merger”). LegacyTexas was headquartered in Plano, Texas and operated 42 locations in 19 North Texas cities in and around the Dallas-Fort Worth area. As of September 30, 2019, LegacyTexas, on a consolidated basis, reported total assets of $10.5 billion, total gross loans of $9.1 billion, total deposits of $6.5 billion and shareholders’ equity of $1.2 billion.

Pursuant to the terms of the merger agreement, the Company issued 26,228,148 shares of the Company’s common stock with a closing price of $69.02 per share on November 1, 2019 plus $318.0 million in cash, comprised of $308.6 million in cash and $9.4 million cash in taxes withheld, for all outstanding shares of LegacyTexas. This resulted in goodwill of $1.33 billion as of December 31, 2020. Additionally, as of December 31, 2020, total core deposit intangibles related to LegacyTexas were $49.9 million.

On November 30, 2020, the Company redeemed $125.0 million in subordinated notes assumed in the Merger. The redemption was funded by dividends from the Bank.

COVID-19 Pandemic

In December 2019, COVID-19 was first reported in Wuhan, Hubei Province, China. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. On March 13, 2020, the U.S. President announced a national emergency relating to the pandemic, which has since been extended. On February 4, 2021, the Governor of Texas further extended the proclamation certifying that COVID-19 poses an imminent threat of disaster in the state and declaring a state of disaster for all counties in Texas and detailed the ongoing plan to open businesses and activities in Texas. On February 12, 2021 the Governor of Oklahoma further extended the executive order that declared an emergency caused by the impending threat of COVID-19 to the people of Oklahoma. The Bank is considered an essential business and is closely monitoring the latest developments regarding COVID-19. The COVID-19 pandemic has resulted in significant economic uncertainties that have had, and could continue to have, an adverse impact on the Company’s operating income, financial condition and cash flows. The extent to which the COVID-19 pandemic will impact the Company’s operations and financial results during 2021 cannot be reasonably or reliably estimated at this time.

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

In response to the COVID-19 pandemic, on March 27, 2020 the President of the United States signed the CARES Act into law. The CARES Act provides assistance for American workers, families and small businesses. The Paycheck Protection Program (“PPP”), established by the CARES Act and implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury, provides small businesses with funds to pay payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities and are 100% guaranteed by the SBA. On June 5, 2020, the President signed the Paycheck Protection

Program Flexibility Act of 2020 (“PPP Flexibility Act”), which modified the covered expense period from eight weeks to 24 weeks, extended the maturity date of the loans out to five years and gave greater flexibility to employers having difficulty hiring workers. PPP loans originated prior to June 5, 2020, have a two year term and earn interest at 1%. PPP loans originated on and after June 5, 2020, have a minimum five year term, which can be extended for up to five additional years if the lender and borrower both agree. On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was signed into law, which extended certain provisions of the CARES Act, provided additional funding and contained new relief provisions. The CAA extended the PPP application period to March 31, 2021 and permits eligible companies to obtain a second PPP loan (“second draw”) under terms specified in the CAA, with a maximum amount of $2.0 million and limit of one second draw loan. Second draw PPP borrowers are eligible for loan forgiveness on the same terms as the first draw PPP borrowers. Lenders that were permitted to approve first draw PPP loans are permitted to approve second draw loans. Additionally, the Bank is entitled to a per loan processing fee based on a tiered schedule ranging from 5% to 1% of the loan balance for the first draw PPP loans and the CAA established pre-determined fees for processing and servicing the second draw PPP loans. In 2020, the Company obtained SBA approvals on approximately 11,900 loans totaling $1.40 billion and, as of December 31, 2020, had an outstanding balance of 8,816 loans totaling $963.2 million after remittance.

Also, in response to the COVID-19 pandemic, the Company has provided relief to its loan customers through loan extensions and deferrals. Under the CARES Act and the CAA Act, banks may deem that loan modifications do not result in troubled debt restructurings if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the COVID-19 national emergency declaration by the President of the United States or (B) January 1, 2022. Additionally, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40 and federal banking agencies’ interagency guidance. These modifications include modifications such as principal and interest payment deferrals, temporary interest only payment terms, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The Company's troubled debt restructurings do not include loan modifications related to COVID-19. Beginning in mid-March of 2020, the Company began offering deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis. As of December 31, 2020, the Company had approximately $328.0 million in outstanding loans subject to deferral and modification agreements.

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

Business Combinations—Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. A business combination occurs when the Company acquires net assets that constitute a business and obtains control over that business. Business combinations are effected through the transfer of consideration consisting of cash and/or common stock and are accounted for using the acquisition method. Accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values at the acquisition date. Determining the fair value of assets and liabilities, especially the loan portfolio, is a process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values becomes available. The results of operations of an acquired entity are included in the Company’s consolidated results from acquisition date, and prior periods are not restated. The fair value of acquired loans incorporates assumptions regarding future credit losses and therefore no allowance for credit losses related to the acquired loans is recorded on the acquisition date.

Allowance for Credit Losses— The allowance for credit losses is accounted for in accordance with FASB ASC 326, Measurement of Credit Losses on Financial Instruments (“CECL”) which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss methodology. CECL requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is an allowance available for losses on loans and held-to-maturity securities. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is likely and can be reasonably estimated. Recoveries are credited to the allowance at the time of recovery.

The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on probable losses on impaired loans and PCD loans; and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. For further discussion of the methodology used in the determination of the allowance for credit losses, see “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses”, “Financial Condition—Allowance for Credit Losses” sections below and Note 1 to the consolidated financial statements.

Accounting for Acquired Loans and the Allowance for Acquired Credit Losses — The Company accounts for its acquisitions using the acquisition method of accounting. Accordingly, the assets, including loans, and liabilities of the acquired entity were recorded at their fair values at the acquisition date. These fair value estimates associated with acquired loans, and based on a discounted cash flow model, include estimates related to market interest rates and undiscounted projections of future cash flows that incorporate expectations of prepayments and the amount and timing of principal, interest and other cash flows, as well as any shortfalls thereof. On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments” (“CECL”). Upon adoption of CECL, all loans accounted for under ASC 310-20 were included in the allowance for credit losses methodology, with no offset provided for any remaining fair value marks. In addition, all loans previously accounted for under ASC 310-30 had their credit marks reclassified to be included in the allowance for credit losses. For further discussion of the methodology used in the determination of the allowance for credit losses for acquired loans, see “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses” at Note 1 to the consolidated financial statements.

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit is below the carrying value of its equity. Under ASC Topic 350-20, “Intangibles—Goodwill and Other—Goodwill,” companies have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment. An entity has an unconditional option to bypass the qualitative assessment described in the following paragraph for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired.

The Company had no intangible assets with indefinite useful lives at December 31, 2020. Core deposit intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These core deposit intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. The Company performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. During 2020, the Company changed its annual goodwill impairment test date from September 30th to October 1st. Based on the Company’s annual goodwill impairment test as of October 1, 2020, management does not believe any of its goodwill is impaired as of December 31, 2020, because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at December 31, 2020, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

Coronavirus Aid, Relief, and Economic Security Act NOL Carryback Extension

In response to the COVID-19 pandemic, on March 27, 2020, the President of the United States signed the CARES Act into law. The CARES Act permits a five-year carryback period for NOLs, which allowed the Company to generate an anticipated tax refund and income tax benefit resulting from the tax rate differential between the current statutory tax rate of 21% and the 35% statutory tax rate in prior years during the carryback period. Pursuant to this provision of the CARES Act, the Company recorded a federal current benefit for taxes on income during the year ended December 31, 2020 due to the NOL generated in 2019 by LegacyTexas that were used to offset taxable income generated between 2014 and 2017 taxed at 35% resulting in a tax benefit of $20.1 million, which is included in provision for income taxes in the accompanying condensed consolidated statements of income. This caused a reduction in the effective tax rate during the year ended December 31, 2020. As a result of the NOL carryback, there was a reduction in the Company’s deferred tax assets of $30.2 million during the year ended December 31, 2020.

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

2020 versus 2019. Net interest income before the provision for credit losses for 2020 was $1.03 billion compared with $695.8 million for 2019, an increase of $335.0 million or 48.1%. This change was primarily due to the Merger and the increase in loan discount accretion of $63.3 million. Interest income was $1.14 billion in 2020, an increase of $311.0 million or 37.3% compared with 2019. Interest income on loans was $975.9 million for 2020, an increase of $354.5 million or 57.0% compared with 2019, which was primarily due to the Merger and the increase in loan discount accretion of $63.3 million. The Company had $53.8 million of total outstanding discounts on purchased loans, of which $53.8 million was accretable at December 31, 2020. Interest income on securities was $166.8 million during 2020, a decrease of $43.0 million or 20.5% compared with 2019 due primarily to a decrease in the securities balance and lower yields. Average interest-bearing liabilities increased $4.37 billion or 32.4% during 2020 compared with 2019. The average rate on interest-bearing liabilities decreased from 1.02% to 0.63% during the same time period, resulting in a decrease in interest expense of $24.0 million. The total cost of funds decreased to 0.43% during 2020 from 0.70% during 2019.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.64% on a tax equivalent basis for 2020, an increase of 32 basis points compared with 3.32% for 2019.

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

	Years Ended December 31,
	2020			2019			2018
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans held for sale	$55,883	$1,923	3.44%	$32,065	$1,457	4.54%	$29,427	$1,476	5.02%
Loans held for investment	17,842,438	910,532	5.10%	11,688,754	610,112	5.22%	10,112,198	502,487	4.97%
Loans held for investment - Warehouse Purchase Program	1,964,206	63,440	3.23%	251,274	9,874	3.93%	—	—	—
Total loans	19,862,527	975,895	4.91%	11,972,093	621,443	5.19%	10,141,625	503,963	4.97%
Investment securities	8,022,205	166,812	2.08%	8,958,182	209,812	2.34%	9,664,404	221,909	2.30%
Federal funds sold and other earning assets	529,075	1,203	0.23%	129,622	1,683	1.30%	82,521	1,337	1.62%
Total interest-earning assets	28,413,807	1,143,910	4.03%	21,059,897	832,938	3.96%	19,888,550	727,209	3.66%
Allowance for credit losses on loans(2)	(324,308)			(86,616)			(84,511)
Noninterest-earning assets	4,555,851			3,114,426			2,828,706
Total assets	$32,645,350			$24,087,707			$22,632,745
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$5,177,736	$22,046	0.43%	$3,917,413	$23,982	0.61%	$3,937,479	$20,072	0.51%
Savings and money market deposits	8,654,874	37,685	0.44%	5,941,929	50,681	0.85%	5,417,014	30,999	0.57%
Certificates and other time deposits	3,194,274	42,771	1.34%	2,314,174	36,725	1.59%	2,101,287	20,313	0.97%
Federal funds purchased and other borrowings	329,276	3,550	1.08%	971,409	21,323	2.20%	1,189,459	24,241	2.04%
Securities sold under repurchase agreements	371,872	1,627	0.44%	307,277	3,383	1.10%	300,429	1,991	0.66%
Subordinated notes and junior subordinated debentures	114,499	5,498	4.80%	21,991	1,075	4.89%	—	—	—
Total interest-bearing liabilities	17,842,531	113,177	0.63%	13,474,193	137,169	1.02%	12,945,668	97,616	0.75%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	8,558,385			6,006,914			5,650,720
Allowance for credit losses on off-balance sheet credit exposures(2)	25,735			—			—
Other liabilities	244,047			148,079			88,524
Total liabilities	26,670,698			19,629,186			18,684,912
Shareholders' equity	5,974,652			4,458,521			3,947,833
Total liabilities and shareholders' equity	$32,645,350			$24,087,707			$22,632,745
Net interest rate spread			3.40%			2.94%			2.91%
Net interest income and margin(3)		$1,030,733	3.63%		$695,769	3.30%		$629,593	3.17%
Net interest income and margin (tax equivalent)(4)		$1,033,468	3.64%		$698,918	3.32%		$633,208	3.18%

(1) The average outstanding balance includes two months of LegacyTexas average balances.

(2) ASU 2016-13 became effective for the Company on January 1, 2020.

(3) The net interest margin is equal to net interest income divided by average interest-earning assets.

(4) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax equivalent adjustment has been computed using a federal income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018 and other applicable effective tax rates.

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

	Years Ended December 31,
	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$1,082	$(616)	$466	$132	$(151)	$(19)
Loans held for investment	321,201	(20,781)	300,420	78,341	29,284	107,625
Loans held for investment - Warehouse Purchase Program	67,311	(13,745)	53,566	9,874	—	9,874
Securities	(21,922)	(21,078)	(43,000)	(16,216)	4,119	(12,097)
Federal funds sold and other temporary investments	5,186	(5,666)	(480)	763	(417)	346
Total increase (decrease) in interest income	372,858	(61,886)	310,972	72,894	32,835	105,729
Interest-bearing liabilities:
Interest-bearing demand deposits	7,716	(9,652)	(1,936)	(102)	4,012	3,910
Savings and money market accounts	23,140	(36,136)	(12,996)	3,004	16,678	19,682
Certificates of deposit	13,967	(7,921)	6,046	2,058	14,354	16,412
Other borrowings	(14,095)	(3,678)	(17,773)	(4,444)	1,526	(2,918)
Securities sold under repurchase agreements	711	(2,467)	(1,756)	45	1,347	1,392
Subordinated notes and junior subordinated debentures	4,423	—	4,423	1,075	—	1,075
Total increase (decrease) in interest expense	35,862	(59,854)	(23,992)	1,636	37,917	39,553
Increase (decrease) in net interest income	$336,996	$(2,032)	$334,964	71,258	(5,082)	66,176

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses and off-balance sheets credit exposures to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses” and “Financial Condition—Allowance for Credit Losses on Off-Balance Sheet Credit Exposures”  The allowance for credit losses at December 31, 2020 was $316.1 million, representing 1.56% of total loans and 1.82% of total loans, excluding Warehouse Purchase Program loans, as of such date. Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given defaults and recovery rates, with no carryover of any existing allowance for credit losses. The provision for credit losses for the years ended December 31, 2020, 2019 and 2018 was $20.0 million, $4.3 million and $16.4 million, respectively. Net charge-offs for the years ended December 31, 2020, 2019 and 2018 were $31.9 million, $3.3 million and $14.0 million, respectively.

The increase in allowance for credit losses was primarily due to $240.5 million related to the Company’s adoption of CECL. The increase in allowance for credit losses was additionally driven by the anticipated impact of the COVID-19 pandemic, elevated unemployment levels and other internal and external environment factors, which resulted in a provision for credit losses of $20.0 million for the year ended December 31, 2020.  Net charge-offs were $31.9 million for the year ended December 31, 2020. These net charge-offs included $25.7 million related to resolved PCD loans that had specific reserves of $53.8 million, of which $25.7 million was allocated to the charge-offs and $28.1 million moved to the general reserve.

Noninterest Income

The Company’s primary sources of recurring noninterest income are nonsufficient funds (“NSF”) fees, credit, debit and ATM card income, and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its various additional products and services, including trust services, mortgage lending, brokerage and independent sales organization sponsorship operations. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method. For the year ended December 31, 2020, noninterest income totaled $131.5 million, an increase of $7.3 million or 5.8% compared with 2019. This increase was primarily due to increases in mortgage income, credit card, debit card and ATM card income and service charges on deposit accounts, all primarily due to the Merger, partially offset by a higher net loss on write down of assets of $3.7 million and decrease in NSF fees.

For the year ended December 31, 2019, noninterest income totaled $124.3 million, an increase of $8.3 million or 7.1% compared with 2018. This increase was primarily due to two months of fees, service charges and mortgage income from LegacyTexas.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$30,295	$34,614	$33,163
Credit card, debit card and ATM card income	31,245	26,867	25,046
Service charges on deposit accounts	23,860	20,604	20,652
Trust income	9,598	10,227	10,178
Mortgage income	10,777	5,006	3,355
Brokerage income	2,504	2,361	2,617
Bank owned life insurance income	5,754	5,426	5,284
Net loss on sale or write down of assets	(5,533)	(1,813)	(755)
Net loss on sale of securities	—	—	(13)
Other	23,034	20,989	16,485
Total noninterest income	$131,534	$124,281	$116,012

Noninterest Expense

For the year ended December 31, 2020, noninterest expense totaled $497.2 million, an increase of $100.7 million or 25.4% compared with 2019. The change was primarily due to increases in salaries and benefits, credit and debit card, data processing and software amortization, net occupancy and equipment and other noninterest expense, all primarily due to the Merger, partially offset by a $38.4 million decrease in merger related expenses.

For the year ended December 31, 2019, noninterest expense totaled $396.5 million, an increase of $70.3 million or 21.6% compared with 2018. The change was primarily due to the $46.4 million of merger related expenses and additional expenses related to two months of operations of the LegacyTexas banking centers and lending function.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Salaries and employee benefits(1)	$309,268	$226,348	$207,517
Non-staff expenses:
Net occupancy and equipment	35,037	23,985	22,760
Credit and debit card, data processing and software amortization	40,329	23,624	17,790
Regulatory assessments and FDIC insurance	9,861	8,608	13,261
Core deposit intangibles amortization	13,169	6,537	5,959
Depreciation	18,232	13,713	12,365
Communications(2)	12,477	9,679	10,032
Net other real estate expense(3)	165	(67)	722
Merger related expenses	8,018	46,402	—
Other	50,677	37,713	35,814
Total noninterest expense	$497,233	$396,542	$326,220

(1)	Total salaries and employee benefits include $12.6 million, $10.6 million and $10.5 million in 2020, 2019 and 2018, respectively, in stock-based compensation expense.
(2)	Communications expense includes telephone, data circuits, postage, and courier expenses.
(3)	Other real estate expense is net of rental income and gains and losses on sales of real estate.

Salaries and Employee Benefits. Salaries and employee benefits were $309.3 million for the year ended December 31, 2020, an increase of $82.9 million or 36.6% compared with 2019. This change was primarily due to a full year of combined operations in 2020 compared with two months in 2019 after the Merger. Salaries and employee benefits were $226.3 million for the year ended December 31, 2019, an increase of $18.8 million or 9.1% compared with 2018. This change was primarily due to additional expenses related to two months of LegacyTexas salaries and employee benefits. The number of full-time equivalent associates employed by the Company was 3,756, 3,867 and 3,020 at December 31, 2020, 2019 and 2018, respectively. Total salaries and benefits for the year ended December 31, 2020 include $12.6 million in stock‑based compensation expense compared with $10.6 million and $10.5 million recorded for the years ended December 31, 2019 and 2018, respectively.

Net Occupancy and Equipment: Net occupancy and equipment expense was $35.0 million for the year ended December 31, 2020, an increase of $11.1 million or 46.1%, compared with 2019. Net occupancy and equipment expense was $24.0 million for the year ended December 31, 2019, an increase of $1.2 million or 5.4%, compared with 2018.

Credit and Debit Card, Data Processing and Software Amortization. Credit and debit card, data processing and software amortization expenses were $40.3 million for the year ended December 31, 2020, an increase of $16.7 million or 70.7% compared with 2019. This change was primarily due to a full year of combined operations in 2020 compared to two months in 2019 resulting after Merger. Credit and debit card, data processing and software amortization expenses were $23.6 million for the year ended December 31, 2019, an increase of $5.8 million or 32.8% compared with 2018. This change was primarily due to additional expenses related to two months of operations related to the LegacyTexas banking centers and lending function.

Regulatory Assessments and FDIC Insurance. Regulatory assessments and FDIC insurance assessments were $9.9 million for the year ended December 31, 2020, an increase of $1.3 million or 14.6%, compared with $8.6 million for the year ended December 31, 2019. This change was primarily due to a full year of combined operations in 2020 compared to two months in 2019 resulting after the Merger. Regulatory assessments and FDIC insurance assessments were $8.6 million for the year ended December 31, 2019, a decrease of $4.7 million or 35.1%, compared with $13.3 million for the year ended December 31, 2018. This decrease was primarily due to the elimination of the FDIC temporary surcharge in 2018.

Core Deposit Intangibles Amortization. Core deposit intangibles (“CDI”) amortization was $13.2 million for the year ended December 31, 2020, an increase of $6.6 million or 101.5% compared with $6.5 million for the year ended December 31, 2019. This change was primarily due to the Merger. CDI amortization was $6.5 million for the year ended December 31, 2019, an increase of $578 thousand or 9.7% compared with $6.0 million for the year ended December 31, 2018. This change was primarily due to the Merger.

Other Real Estate. Other real estate expense was $165 thousand for the year ended December 31, 2020, an increase of $232 thousand or 346.3%, compared with $(67) thousand for the year ended December 31, 2019. Other real estate expense was $(67) thousand for the year ended December 31, 2019, a decrease of $789 thousand or 109.3%, compared with $722 thousand for the year ended December 31, 2018. This change was primarily due to gains on the sale of other real estate properties during 2019.

Merger Related Expenses. Merger related expenses were $8.0 million for the year ended December 31, 2020, a decrease of $38.4 million or 82.7%, compared with $46.4 million for the year ended December 31, 2019.

Efficiency Ratio

The Company’s efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not calculated based on GAAP. A GAAP-based efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions, by net interest income plus total noninterest income, as shown in the Consolidated Statements of Income. The Company’s efficiency ratio, as calculated and used by the Company, excludes from noninterest income the net gains and losses on the sale of securities and assets, which can vary widely from period to period.  Taxes are not included in either calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio calculated pursuant to GAAP was 42.78% for the year ended December 31, 2020 compared with 48.36% for the year ended December 31, 2019 and 43.75% for the year ended December 31, 2018. The efficiency ratio, excluding net gains and losses on the sale or write down of assets and taxes, was 42.58% for the year ended December 31, 2020, compared with 48.25% for the year ended December 31, 2019 and 43.71% for the year ended December 31, 2018.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense was $116.1 million for the year ended December 31, 2020, an increase of $29.5 million or 34.0% compared with $86.7 million for the year ended December 31, 2019. The increase was primarily due to the increase in pre-tax income related to the Merger, partially offset by the tax benefit for the NOL carryback of $20.1 million as a result of the CARES Act. Income tax expense was $86.7 million for the year ended December 31, 2019, an increase of $5.4 million or 6.7% compared with $81.2 million for the year ended December 31, 2018. The increase was primarily due to two months of operations related to the LegacyTexas banking centers and lending function. The effective tax rate for the years ended December 31, 2020, 2019 and 2018 was 18.0%, 20.7% and 20.2%, respectively. The effective income tax rates differed from the U.S. statutory rate of 21% during 2020, 2019 and 2018 primarily due to the effect of tax-exempt income from loans and securities. Additionally, for 2020, the effective income tax rate was impacted by the NOL carryback of $20.1 million as a result of the CARES Act as discussed below.

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

Financial Condition

Loan Portfolio

At December 31, 2020, total loans were $20.25 billion, an increase of $1.40 billion or 7.4%, compared with $18.85 billion at December 31, 2019. Loans at December 31, 2020 included $46.8 million of loans held for sale and $2.84 billion of Warehouse Purchase Program loans. At December 31, 2020, total loans were 74.0% of deposits and 59.4% of total assets. At December 31, 2019, total loans were $18.85 billion, an increase of $8.48 billion or 81.7%, compared with $10.37 billion at December 31, 2018. Loans at December 31, 2019 included $81.0 million of loans held for sale and $1.55 billion of Warehouse Purchase Program loans. At December 31, 2019, total loans were 77.9% of deposits and 58.6% of total assets.

The following table summarizes the Company’s total loan portfolio by type of loan as of the dates indicated:

	December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$3,674,200	18.1%	$3,205,595	17.0%	$1,483,571	14.3%	$1,479,910	14.8%	$1,539,439	16.0%
Warehouse purchase program	2,842,379	14.0%	1,552,762	8.2%	—	—	—	—	—	—
Real estate:
Construction, land development and other land loans	1,956,960	9.7%	2,064,167	11.0%	1,622,289	15.7%	1,509,137	15.1%	1,263,923	13.1%
1-4 family residential (1)	4,253,331	21.0%	3,880,382	20.6%	2,438,949	23.5%	2,454,548	24.5%	2,439,348	25.3%
Home equity	504,207	2.5%	507,029	2.6%	267,960	2.6%	285,312	2.8%	278,483	2.9%
Commercial real estate (including multifamily residential) (2)	6,078,764	30.0%	6,556,285	34.9%	3,538,557	34.1%	3,315,627	33.1%	3,162,109	32.9%
Farmland	410,931	2.0%	495,558	2.7%	545,373	5.3%	502,841	5.0%	484,588	5.0%
Agriculture	170,421	0.9%	185,297	0.9%	184,128	1.7%	187,277	1.9%	187,748	2.0%
Consumer	133,738	0.7%	211,522	1.1%	120,851	1.2%	116,393	1.1%	130,703	1.4%
Other	222,013	1.1%	186,749	1.0%	168,635	1.6%	169,728	1.7%	135,719	1.4%
Total loans (3)	$20,246,944	100.0%	$18,845,346	100.0%	$10,370,313	100.0%	$10,020,773	100.0%	$9,622,060	100.0%

(1)	Includes loans held for sale of $46.8 million, $81.0 million, $29.4 million, $31.4 million and $27.0 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(2)

Commercial real estate loans include approximately $1.77 billion, $1.91 billion, $1.52 billion, $1.52 billion and $1.46 billion of owner-occupied loans for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

(3)	Includes fair value discounts on acquired loans of $53.8 million, $277.5 million, $17.7 million, $34.7 million and $59.4 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

The Company separates its loan portfolio into two general categories of loans: (1) “originated loans,” which are loans originated by Prosperity Bank and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made, and (2) “acquired loans,” which are loans acquired in a business combination and preliminarily recorded at fair value at the acquisition date. Those acquired loans that are renewed or substantially modified after the date of the business combination are referred to as “re-underwritten acquired loans.” If a renewal or substantial modification of an acquired loan is underwritten by the Company with a new credit analysis, the loan may no longer be categorized as an acquired loan. For example, acquired loans to one borrower may be combined into a new loan with a new loan number and categorized as an originated loan. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into purchased credit-deteriorated loans (“PCD Loans”) and “Non-PCD loans.” Acquired loans with evidence of more than insignificant credit quality deterioration as of the acquisition date when compared to the origination date are classified as PCD loans.

The following tables summarize the Company’s originated and acquired loan portfolios broken out into originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans as of the dates indicated.

	December 31, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(dollars in thousands)
Residential mortgage loans held for sale	$46,777	$—	$—	$—	$46,777
Commercial and industrial	2,082,366	890,278	625,102	76,454	3,674,200
Warehouse purchase program	2,842,379	—	—	—	2,842,379
Real estate:
Construction, land development and other land loans	1,752,925	125,820	77,674	541	1,956,960
1-4 family residential (including home equity)	3,143,532	358,745	1,206,891	1,593	4,710,761
Commercial real estate (including multi-family residential)	3,548,257	576,444	1,861,743	92,320	6,078,764
Farmland	372,627	10,576	25,994	1,734	410,931
Agriculture	126,533	43,476	412	—	170,421
Consumer and other	290,300	24,876	31,802	8,773	355,751
Total loans held for investment	14,158,919	2,030,215	3,829,618	181,415	20,200,167
Total	$14,205,696	$2,030,215	$3,829,618	$181,415	$20,246,944

	December 31, 2019
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(dollars in thousands)
Residential mortgage loans held for sale	$80,959	$—	$—	$—	$80,959
Commercial and industrial	1,443,202	315,557	1,312,876	133,960	3,205,595
Warehouse purchase program	1,552,762	—	—	—	1,552,762
Real estate:
Construction, land development and other land loans	1,762,326	33,675	260,911	7,255	2,064,167
1-4 family residential (including home equity)	2,640,228	126,588	1,533,809	5,827	4,306,452
Commercial real estate (including multi-family residential)	3,300,663	381,326	2,779,681	94,615	6,556,285
Farmland	432,584	11,873	49,293	1,808	495,558
Agriculture	137,448	44,481	3,368	—	185,297
Consumer and other	311,985	33,814	52,472	—	398,271
Total loans held for investment	11,581,198	947,314	5,992,410	243,465	18,764,387
Total	$11,662,157	$947,314	$5,992,410	$243,465	$18,845,346

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

Included in commercial loans are (1) commitments to oil and gas producers largely secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of December 31, 2020, the Company had $285.8 million (net of discount and excluding PPP loans totaling $20.2 million) in funded commitments outstanding to oil and gas production companies and $143.5 million in unfunded commitments, for a total of $429.3 million (net of discount and excluding PPP loans). This compares with funded commitments to oil and gas production companies of $401.5 million and $203.1 million in unfunded commitments, for a total of $604.6 million as of December 31, 2019. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds. As of December 31, 2020, the Company had $226.9 million (net of discount and excluding PPP loans totaling $68.5 million) in funded commitments outstanding to service companies and $99.8 million in unfunded commitments, for a total of $326.7 million (net of discount and excluding PPP loans). This compares with funded commitments to service companies of $296.8 million and $139.1 million in unfunded commitments, for a total of $435.9 million as of December 31, 2019.

Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 25-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition, in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower and guarantor. Loans to hotels and restaurants are primarily included in commercial real estate loans. As of December 31, 2020, loans to hotels totaled $393.8 million (excluding PPP loans totaling $6.5 million) or 1.9% of total loans; and loans to restaurants totaled $214.7 million (excluding PPP loans totaling $83.6 million) or 1.1% of total loans.

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

Warehouse Purchase Program. The Company acquired the Warehouse Purchase Program as part of the Merger. The Warehouse Purchase Program allows unaffiliated mortgage originators (“Clients”) to close 1-4 family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors. The Company's Clients are strategically targeted for their experienced management teams and analyzed for the expected profitability of each Client’s business model over the long term. The Clients are located across the U.S. and originate mortgage loans primarily through traditional retail and/or wholesale business models using underwriting standards as required by United States government-sponsored enterprise agencies such as Fannie Mae, private investors to which the mortgage loans are ultimately sold and/or mortgage insurers.

At December 31, 2020, the Company had 43 mortgage banking company customers with aggregate uncommitted facilities (“Facilities”) of $3.88 billion and an actual aggregate outstanding balance of $2.84 billion; and the Clients’ individual Facilities ranged in size from $3.0 million to $250.0 million. A Facility is often supported by a payment guaranty of the Client’s owners holding significant ownership positions, along with non-interest-bearing compensating balance deposits in line with the Facility amount. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity.  As loans age, the Company requires loan curtailments to reduce the Company’s risk if an individual mortgage loan is not timely purchased by an investor.  The average mortgage loan being purchased by the Company reflects a blend of Agency and private investor underwriting guidelines.  At December 31, 2020 the Company’s mortgage warehouse portfolio had an average loan-to-value ratio (LTV) of 78%, an average credit score of 730 and an average loan size of $316,000. The Company’s purchases under these Facilities are priced using a combined base rate and a risk premium set for both product type (Prime, Jumbo, etc.) and age of the loan.

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

Loan Maturities. The contractual maturity ranges of the Company’s loan portfolio by type of loan and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2020 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $53.8 million, loans held for sale of $46.8 million or Warehouse Purchase Program loans of $2.84 billion at December 31, 2020.

	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$1,900,653	$1,292,232	$507,825	$3,700,710
Real estate:
Construction, land development and other land loans	440,405	415,325	1,101,421	1,957,151
1-4 family residential (includes home equity)	29,518	127,772	4,544,622	4,701,912
Commercial (includes multi-family residential)	482,602	1,397,688	4,231,819	6,112,109
Agriculture (includes farmland)	129,247	63,642	389,355	582,244
Consumer and other	103,972	112,209	141,283	357,464
Total	$3,086,397	$3,408,868	$10,916,325	$17,411,590
Loans with a predetermined interest rate	$1,588,391	$1,759,820	$4,352,072	$7,700,283
Loans with a floating interest rate	1,498,006	1,649,048	6,564,253	9,711,307
Total	$3,086,397	$3,408,868	$10,916,325	$17,411,590

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

The following table presents information regarding past due loans and nonperforming assets at the dates indicated.

	December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$47,185	$55,243	$13,147	$25,264	$31,642
Accruing loans 90 or more days past due	1,699	441	4,004	1,004	956
Total nonperforming loans	48,884	55,684	17,151	26,268	32,598
Repossessed assets	93	323	—	35	241
Other real estate	10,593	6,936	1,805	11,152	15,463
Total nonperforming assets	$59,570	$62,943	$18,956	$37,455	$48,302
Nonperforming assets to total loans and other real estate	0.29%	0.33%	0.18%	0.37%	0.50%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.34%	0.36%	0.18%	0.37%	0.50%

(1)	Includes troubled debt restructurings of $11.3 million, $13.6 million, $51 thousand, $53 thousand and $97 thousand for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(2)	There were no non-performing or troubled debt restructurings of warehouse lines of credit or Warehouse Purchase Program loans for the periods presented.

The following tables present information regarding past due loans and nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans at the dates indicated:

	December 31, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$32,650	$2,953	$10,867	$715	$47,185
Accruing loans 90 or more days past due	396	—	1,303	—	1,699
Total nonperforming loans	33,046	2,953	12,170	715	48,884
Repossessed assets	93	—	—	—	93
Other real estate	7,711	—	2,882	—	10,593
Total nonperforming assets	$40,850	$2,953	$15,052	$715	$59,570
Nonperforming assets to total loans and other real estate by category	0.29%	0.15%	0.39%	0.39%	0.29%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.36%	0.15%	0.39%	0.39%	0.34%

	December 31, 2019
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$43,612	$2,423	$7,011	$2,197	$55,243
Accruing loans 90 or more days past due	441	—	—	—	441
Total nonperforming loans	44,053	2,423	7,011	2,197	55,684
Repossessed assets	—	—	323	—	323
Other real estate	718	—	6,218	—	6,936
Total nonperforming assets	$44,771	$2,423	$13,552	$2,197	$62,943
Nonperforming assets to total loans and other real estate by category	0.38%	0.26%	0.23%	0.90%	0.33%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.44%	0.26%	0.23%	0.90%	0.36%

The Company had $59.6 million in nonperforming assets at December 31, 2020 compared with $62.9 million at December 31, 2019 and $19.0 million at December 31, 2018. The nonperforming assets consisted of 208 separate credits or other real estate properties at December 31, 2020, compared with 232 at December 31, 2019 and 83 at December 31, 2018.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $3.3 million, $2.9 million and $1.7 million would have been recorded as income for the years ended December 31, 2020, 2019 and 2018, respectively. The Company had $47.2 million, $55.2 million and $13.1 million in nonaccrual loans at December 31, 2020, 2019 and 2018, respectively.

At December 31, 2020, of the total nonperforming assets, $40.9 million resulted from originated loans, $3.0 million resulted from re-underwritten acquired loans, $15.1 million resulted from Non-PCD loans and $715 thousand resulted from PCD loans. At December 31, 2019, of the total nonperforming assets, $44.8 million resulted from originated loans, $2.4 million resulted from re-underwritten acquired loans, $13.6 million resulted from Non-PCD loans and $2.2 million resulted from PCD loans. A PCD loan becomes impaired when there is a deterioration in projected cash flows after acquisition.

Nonperforming assets were 0.29% of total loans and other real estate at December 31, 2020 compared with 0.33% of total loans and other real estate at December 31, 2019. The allowance for credit losses as a percentage of total nonperforming loans was 646.6% at December 31, 2020 and 157.1% at December 31, 2019. The Company adopted CECL effective January 1, 2020.

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Average loans outstanding	$19,862,527	$11,972,093	$10,141,625	$9,822,225	$9,629,714
Gross loans outstanding at end of period	$20,246,944	$18,845,346	$10,370,313	$10,020,773	$9,622,060
Allowance for credit losses at beginning of period	$87,469	$86,440	$84,041	$85,326	$81,384
Cumulative effect from adoption of ASU 2016-13	240,538	—	—	—	—
Provision for credit losses	20,000	4,300	16,350	14,325	24,000
Charge-offs:
Commercial and industrial	(26,011)	(3,073)	(11,296)	(14,836)	(14,371)
Real estate and agriculture	(4,692)	(723)	(2,291)	(446)	(7,796)
Consumer and other	(4,867)	(4,061)	(4,186)	(3,652)	(5,346)
Recoveries:
Commercial and industrial	1,404	2,189	2,261	1,763	2,812
Real estate and agriculture	856	1,430	410	506	3,516
Consumer and other	1,371	967	1,151	1,055	1,127
Net charge-offs(1)	(31,939)	(3,271)	(13,951)	(15,610)	(20,058)
Allowance for credit losses at end of period	$316,068	$87,469	$86,440	$84,041	$85,326
Ratio of allowance to end of period loans(2)	1.56%	0.46%	0.83%	0.84%	0.89%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program loans(2)	1.82%	0.51%	0.83%	0.84%	0.89%
Ratio of net charge-offs to average loans	0.16%	0.03%	0.14%	0.16%	0.21%
Ratio of allowance to end of period nonperforming loans	646.6%	157.1%	504.0%	319.9%	261.8%

(1)	There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.
(2)	ASU 2016-13 became effective for the Company on January 1, 2020.

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

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of December 31, 2020 for estimated losses in the

Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance or provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

The Company’s allowance for credit losses consists of two components: (1) a specific valuation allowance based on expected lifetime losses on specifically identified loans and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company.

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

A change in the allowance for credit losses can be attributable to several factors, most notably (1) specific reserves identified for impaired loans, (2) historical lifetime credit loss information, (3) changes in current and forecasted environmental factors and (4) growth in the balance of loans.

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

Non-PCD loans that were not deemed impaired subsequent to the acquisition date are considered non-impaired and are evaluated as part of the general valuation allowance. Non-PCD loans that have become impaired subsequent to acquisition are assessed for the specific valuation allowance.

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

PCD loans are individually monitored on a quarterly basis to assess for changes in expected cash flows subsequent to acquisition. If a deterioration in cash flows is identified, an additional provision for credit losses is made. PCD loans were recorded at their acquisition date fair values, which were based on expected cash flows and included estimates of expected future credit losses. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses. See “Critical Accounting Policies” above for more information.

As described in the section captioned “Critical Accounting Policies” above, the Company’s determination of the allowance for credit losses involves a high degree of judgment and complexity. The Company’s analysis of qualitative, or environmental, factors on pools of loans with common risk characteristics, in combination with the quantitative historical lifetime loss information and specific reserves, provides the Company with an estimate of lifetime losses. The allowance must reflect changes in the balance of loans subject to the allowance methodology, as well as the estimated lifetime losses associated with those loans. In the Company’s case, the $228.6 million increase in the allowance for credit losses for the year ended December 31, 2020 was primarily due to $240.5 million related to the Company’s adoption of CECL. The increase in allowance for credit losses was additionally driven by the anticipated impact of the COVID-19 pandemic, elevated unemployment levels and other internal and external environment factors, which resulted in a provision for credit losses of $20.0 million for the year ended December 31, 2020.  Net charge-offs were $31.9 million for the year ended December 31, 2020. Net charge-offs for the year ended December 31, 2020 included $25.7 million related to resolved PCD loans that had specific reserves of $53.8 million, of which $25.7 million was allocated to the charge-offs and $28.1 million moved to the general reserve. PPP loans totaling $963.2 million as of December 31, 2020, are fully guaranteed by the SBA and do not carry an allowance.

The following table shows the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2020		2019		2018		2017		2016
	Amount(1)	Percent of Loans to Total Loans(2)	Amount	Percent of Loans to Total Loans(2)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$116,795	21.1%	$40,445	18.5%	$40,223	14.3%	$38,810	14.8%	$35,836	16.0%
Real estate	177,304	73.4%	42,263	75.2%	40,937	75.9%	39,933	75.5%	43,811	74.2%
Agriculture and agriculture real estate	7,824	3.4%	2,971	4.0%	3,693	7.0%	3,772	6.9%	4,073	7.0%
Consumer and other	14,145	2.1%	1,790	2.3%	1,587	2.8%	1,526	2.8%	1,606	2.8%
Total allowance for credit losses	$316,068	100.0%	$87,469	100.0%	$86,440	100.0%	$84,041	100.0%	$85,326	100.0%

(1)	ASU 2016-13 became effective for the Company on January 1, 2020.
(2)	Loans outstanding as a percentage of total loans, excluding Warehouse Purchase Program loans.

The Company further disaggregates its allowance for credit losses to distinguish between the portion of the allowance attributed to originated loans and the portion attributed to acquired loans.

The following tables present, as of and for the periods indicated, information regarding the allowance for credit losses differentiated between originated loans and acquired loans, which includes re-underwritten acquired loans, Non-PCD loans and PCD loans. Reported net charge-offs may include those from Non-PCD loans and PCD loans, but only if the total charge-off required is greater than the remaining discount.

	As of and for the Year Ended December 31, 2020
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$13,018,838	$6,843,689	$19,862,527
Gross loans outstanding at end of period	$14,205,696	$6,041,248	$20,246,944
Allowance for credit losses at beginning of period	$77,013	$10,456	$87,469
Cumulative effect from adoption of ASU 2016-13	28,107	212,431	240,538
Provision for credit losses	50,927	(30,927)	20,000
Charge-offs:
Commercial and industrial	(1,226)	(24,785)	(26,011)
Real estate and agriculture	(2,384)	(2,308)	(4,692)
Consumer and other	(4,342)	(525)	(4,867)
Recoveries:
Commercial and industrial	452	952	1,404
Real estate and agriculture	750	106	856
Consumer and other	1,333	38	1,371
Net charge-offs(1)	(5,417)	(26,522)	(31,939)
Allowance for credit losses at end of period	$150,630	$165,438	$316,068
Ratio of allowance to end of period loans(2)	1.06%	2.74%	1.56%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program loans(2)	1.33%	2.74%	1.82%
Ratio of net charge-offs to average loans	0.04%	(0.39)%	0.16%
Ratio of allowance to end of period nonperforming loans	455.8%	1044.6%	646.6%

	As of and for the Year Ended December 31, 2019
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$9,707,594	$2,264,499	$11,972,093
Gross loans outstanding at end of period	$11,662,157	$7,183,189	$18,845,346
Allowance for credit losses at beginning of period	$78,956	$7,484	$86,440
Provision for credit losses	1,678	2,622	4,300
Charge-offs:
Commercial and industrial	(2,619)	(454)	(3,073)
Real estate and agriculture	(679)	(44)	(723)
Consumer and other	(3,891)	(170)	(4,061)
Recoveries:
Commercial and industrial	1,267	922	2,189
Real estate and agriculture	1,412	18	1,430
Consumer and other	889	78	967
Net charge-offs(1)	(3,621)	350	(3,271)
Allowance for credit losses at end of period	$77,013	$10,456	$87,469
Ratio of allowance to end of period loans	0.66%	0.15%	0.46%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	0.76%	0.15%	0.51%
Ratio of net charge-offs to average loans	0.04%	0.02%	0.03%
Ratio of allowance to end of period nonperforming loans	174.8%	89.9%	157.1%

(1)	There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.
(2)	ASU 2016-13 became effective for the Company on January 1, 2020.

The Company had gross charge-offs on originated loans of $8.0 million during the year ended December 31, 2020 compared with $7.2 million during the year ended December 31, 2019. Partially offsetting these charge-offs were recoveries on originated loans of $2.5 million for the year ended December 31, 2020 compared with $3.6 million for the year ended December 31, 2019. Total charge-offs for the year ended December 31, 2020 were $35.6 million, partially offset by total recoveries of $3.6 million. Total charge-offs for the year ended December 31, 2019 were $7.9 million, partially offset by total recoveries of $4.6 million.

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

	December 31, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$31,537	$29,358	$31,798	$24,102	$116,795	21.1%
Real estate	106,154	11,363	30,194	29,593	177,304	73.4%
Agriculture and agriculture real estate	6,233	1,189	230	172	7,824	3.4%
Consumer and other	6,706	715	828	5,896	14,145	2.1%
Total allowance for credit losses(2)	$150,630	$42,625	$63,050	$59,763	$316,068	100.0%

	December 31, 2019
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$32,723	$7,722	$—	$—	$40,445	18.5%
Real estate	40,241	2,022	—	—	42,263	75.2%
Agriculture and agriculture real estate	2,292	679	—	—	2,971	4.0%
Consumer and other	1,757	33	—	—	1,790	2.3%
Total allowance for credit losses	$77,013	$10,456	$—	$—	$87,469	100.0%

(1)	Loans outstanding as a percentage of total loans, excluding Warehouse Purchase Program loans.
(2)	ASU 2016-13 became effective for the Company on January 1, 2020.

On January 1, 2020, the Company adopted CECL. Upon adoption of CECL, the Company recognized an increase in allowance for credit losses for loans of $108.7 million, of which $102.5 million was related to LegacyTexas and an increase in allowance for credit losses for off-balance sheet credit exposures of $24.4 million, of which $6.3 million was related to LegacyTexas, with a corresponding decrease in retained earnings (pre-tax). Additionally, the Company recognized an increase in the allowance for credit losses for loans of $131.8 million, of which $130.3 million was related to LegacyTexas, due to the reclass of PCD credit discounts as a result of adopting CECL.

At December 31, 2020, the allowance for credit losses totaled $316.1 million or 1.56% of total loans. At December 31, 2019, the allowance for credit losses totaled $87.5 million or 0.46% of total loans, and at December 31, 2018, the allowance totaled $86.4 million or 0.83% of total loans.

At December 31, 2020, $150.6 million of the allowance for credit losses was attributable to originated loans compared with $77.0 million of the allowance at December 31, 2019, an increase of $73.6 million or 95.6%. At December 31, 2020, $42.6 million of the allowance for credit losses was attributable to re-underwritten acquired loans compared with $10.5 million of the allowance at December 31, 2019, an increase of $32.2 million or 307.7%. At December 31, 2020, $63.1 million of the allowance for credit losses was attributable to Non-PCD loans compared to no allowance at December 31, 2019. At December 31, 2020, $59.8 million of the allowance for credit losses attributable to PCD loans compared to no allowance at December 31, 2019. As stated above, the increase in allowance for credit losses was primarily due to the Company’s adoption of CECL.

At December 31, 2020, the Company had $53.8 million of total outstanding discounts on Non-PCD and PCD loans, of which $53.8 million was accretable. At December 31, 2019, the Company had $277.5 million of total outstanding discounts on Non-PCD and PCD loans, of which $145.8 million was accretable.

The Company believes that the allowance for credit losses at December 31, 2020 is adequate to absorb expected lifetime losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods that could be substantial in relation to the size of the allowance at December 31, 2020.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of December 31, 2020, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposures, compared with $5.6 million as of December 31, 2019.

Securities

The Company uses its securities portfolio to manage interest rate risk and as a source of income and liquidity for cash requirements. At December 31, 2020, the carrying amount of investment securities totaled $8.54 billion, a decrease of $27.2 million or 0.3% compared with $8.57 billion at December 31, 2019. At December 31, 2020, securities represented 25.1% of total assets compared with 26.6% of total assets at December 31, 2019.

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

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$—	$—	$470	$471	$1,159	$1,166
Collateralized mortgage obligations	611,353	612,334	235,222	235,773	12,724	12,756
Mortgage-backed securities	39,187	39,180	51,209	51,419	69,880	70,233
Other securities	—	—	—	—	—	—
Total	$650,540	$651,514	$286,901	$287,663	$83,763	$84,155
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$—	$13,933	$13,991	$25,778	$25,678
States and political subdivisions	166,175	174,484	238,347	245,790	253,198	255,861
Collateralized mortgage obligations	96,000	97,450	203,470	204,212	509	508
Mortgage-backed securities	7,629,131	7,767,208	7,826,643	7,839,858	9,045,326	8,799,189
Total	$7,891,306	$8,039,142	$8,282,393	$8,303,851	$9,324,811	$9,081,236

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

As of December 31, 2020, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2020, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of December 31, 2020, the Company’s municipal securities represent 1.9% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of December 31, 2020, management believes that there is no potential for material credit losses on held to maturity securities.

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2020. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The weighted average life of the Company’s securities portfolio is 2.80 years, with a modified duration of 2.70 at December 31, 2020. Available for sale securities are shown at fair value and held to maturity securities are shown at amortized cost. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis.

	December 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
States and political subdivisions	$22,324	3.67%	$91,922	4.03%	$43,944	3.40%	$7,985	2.21%	$166,175	3.73%
Collateralized mortgage obligations	—	—	39,723	0.70%	446,618	0.53%	221,993	0.58%	708,334	0.55%
Mortgage-backed securities	9,629	2.67%	206,348	2.48%	2,754,624	2.00%	4,697,710	1.69%	7,668,311	1.82%
Total	$31,953	3.37%	$337,993	2.69%	$3,245,186	1.82%	$4,927,688	1.64%	$8,542,820	1.76%

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

At December 31, 2020 and 2019, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average tax equivalent yield of the securities portfolio was 1.76% as of December 31, 2020 compared with 2.34% and 2.40% as of December 31, 2019 and 2018, respectively. This decrease was primarily due to the investment in lower yielding securities and higher prepayments. The average tax equivalent yield on the securities portfolio was based on a 21% tax rate in 2020, 2019 and 2018.

The average yield excluding the tax equivalent adjustment was 2.08% for the year ended December 31, 2020 compared with 2.34% for the year ended December 31, 2019 and 2.30% for the year ended December 31, 2018. The change in the average balance in the securities portfolio over the comparable periods was primarily due to maturities and prepayments of securities during the year ended December 31, 2020.

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as prepayments result in an acceleration of discount accretion. At December 31, 2020, 61.3% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 2.79 years.

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

Total deposits at December 31, 2020 were $27.36 billion, an increase of $3.16 billion or 13.1% compared with $24.20 billion at December 31, 2019. Total deposits at December 31, 2019 were $24.20 billion, an increase of $6.94 billion or 40.2% compared with $17.26 billion at December 31, 2018. Noninterest-bearing deposits at December 31, 2020 were $9.15 billion compared with $7.76 billion at December 31, 2019, an increase of $1.39 billion or 17.9%. Noninterest-bearing deposits at December 31, 2019 were $7.76 billion compared with $5.67 billion at December 31, 2018, an increase of $2.10 billion or 37.0%. Interest-bearing deposits at December 31, 2020 were $18.21 billion, an increase of $1.77 billion or 10.8% compared with $16.44 billion at December 31, 2019. Interest-bearing deposits at December 31, 2019 were $16.44 billion, an increase of $4.85 billion or 41.8% compared with $11.59 billion at December 31, 2018.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2020, 2019 and 2018 are presented below:

	Years Ended December 31,
	2020		2019		2018
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing checking	$5,177,736	0.43%	$3,917,413	0.61%	$3,937,479	0.51%
Regular savings	2,796,382	0.20	2,269,507	0.44	2,298,270	0.38
Money market savings	5,858,492	0.55	3,672,422	1.10	3,118,744	0.72
Time deposits	3,194,274	1.34	2,314,174	1.59	2,101,287	0.97
Total interest-bearing deposits	17,026,884	0.60	12,173,516	0.92	11,455,780	0.62
Noninterest-bearing deposits	8,558,385	—	6,006,914	—	5,650,720	—
Total deposits	$25,585,269	0.40%	$18,180,430	0.61%	$17,106,500	0.42%

 The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2020, 2019 and 2018 was 33.5%, 33.0% and 33.0%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity at December 31, 2020 (dollars in thousands):

Three months or less	$555,136	25.0%
Over three through six months	1,220,702	55.1
Over six through 12 months	378,323	17.1
Over 12 months	62,848	2.8
Total	$2,217,009	100.0%

 Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2020 and 2019:

	FHLB Advances	FHLB Long-Term Notes Payable	Securities Sold Under Repurchase Agreements	Subordinated Notes
	(Dollars in thousands)
December 31, 2020
Amount outstanding at year-end	$—	$—	$389,583	$—
Weighted average interest rate at year-end	—	—	0.22%	—
Maximum month-end balance during the year	$1,335,000	$3,630	$402,878	$125,731
Average balance outstanding during the year	$326,175	$3,101	$371,872	$114,499
Weighted average interest rate during the year	1.04%	5.42%	0.44%	4.80%
December 31, 2019
Amount outstanding at year-end	$1,300,000	$3,730	$377,294	$125,804
Weighted average interest rate at year-end	1.49%	5.37%	0.70%	5.50%
Maximum month-end balance during the year	$1,900,000	$3,837	$385,222	$125,804
Average balance outstanding during the year	$969,836	$1,573	$307,277	$21,991
Weighted average interest rate during the year	2.18%	1.49%	1.10%	4.89%

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2020, the Company had total funds of $8.45 billion available under this line. At December 31, 2020, the Company had zero FHLB advances and long-term notes payable.

Securities sold under repurchase agreements with Company customers—At December 31, 2020, the Company had $389.6 million in securities sold under repurchase agreements compared with $377.3 million at December 31, 2019, with weighted average rates paid of 0.44% and 1.10% for the years ended December 31, 2020 and 2019, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $5.4 million of repurchase agreements outstanding at December 31, 2020 have maturity dates ranging from 6 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Subordinated notes—On November 30, 2020, the Company redeemed the $125.0 million in subordinated notes assumed in the Merger. The redemption was funded by dividends from Prosperity Bank.  Accordingly, as of December 31, 2020, the Company had no subordinated notes outstanding compared with $125.8 million outstanding at December 31, 2019.

Junior Subordinated Debentures—On November 1, 2019, in connection with the Merger, the Company assumed $15.0 million in junior subordinated debentures, which were redeemed in December 2019. Accordingly, as of December 31, 2020 and 2019, the Company had no junior subordinated debentures outstanding.

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

The following table summarizes the simulated change in net interest income at the 12-month horizon, considering the balance sheet composition as of December 31, 2020:

Change in Interest	Percent Change in
Rates (Basis Points)	Net Interest Income
+200	15.5%
+100	8.5%
Base	0.0%
-100	(2.8)%

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

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis and manage unexpected events. During 2020 and 2019, the Company’s liquidity needs have primarily been met by core deposits, security and loan maturities, amortizing investment and loan portfolios and advances from the FHLB of Dallas. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on this external funding source.

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the average assets in which those funds are invested as a percentage of the Company’s average total assets for the periods indicated. Average assets totaled $32.65 billion for 2020 compared with $24.09 billion for 2019.

	2020	2019
Source of Funds:
Deposits:
Noninterest-bearing	26.22%	24.94%
Interest-bearing	52.16	50.54
Securities sold under repurchase agreements	1.14	1.28
Other borrowings	1.01	4.03
Subordinated notes	0.35	0.09
Other noninterest-bearing liabilities	0.82	0.61
Shareholders’ equity	18.30	18.51
Total	100.00%	100.00%
Uses of Funds:
Loans	60.84%	49.70%
Securities	24.58	37.19
Federal funds sold and other interest-earning assets	1.62	0.54
Other noninterest-earning assets	12.96	12.57
Total	100.00%	100.00%
Average noninterest-bearing deposits to average deposits	33.45%	33.04%
Average loans to average deposits	77.63%	65.85%

The Company’s largest source of funds is deposits and its principal uses of funds are securities and loans. The Company does not expect a change in the source or use of its funds in the foreseeable future. The Company’s average deposits increased 40.7% for the year ended December 31, 2020 compared with the year ended December 31, 2019, which was primarily due to the Merger. The Company’s average loans increased 65.9% for the year ended December 31, 2020 compared with the year ended December 31, 2019, which was primarily due to the Merger. The Company predominantly invests excess deposits in government-backed securities until the funds are needed to fund loan growth. The Company’s securities portfolio has a weighted average life of 2.80 years and a modified duration of 2.70 at December 31, 2020.

As of December 31, 2020, the Company had outstanding $4.05 billion in commitments to extend credit, $104.1 million in commitments associated with outstanding standby letters of credit and $1.06 billion in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2020, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2020, the Company had cash and cash equivalents of $1.34 billion compared with $574.1 million at December 31, 2019.

Share Repurchases

In January 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company could repurchase up to 5%, or approximately 3.47 million shares, of its outstanding common stock over a two-year period, at the discretion of management, which expired on January 16, 2020. The Company repurchased 1.473 million shares of its common stock at an average weighted price of $64.10 per share during the year ended December 31, 2019.

On January 29, 2020, the Company announced a stock repurchase program that authorized the repurchase of up to 5%, or approximately 4.74 million shares, of the Company’s outstanding common stock over a one-year period that expired on January 28, 2021, at the discretion of management. The Company repurchased 4.0 thousand shares of its common stock at an average weighted price of $50.89 during the fourth quarter of 2020.  The Company repurchased 2.2 million shares of its common stock at an average weighted price of $52.47 per share during the year ended December 31, 2020.

On January 26, 2021, the Company announced a stock repurchase program under which the Company could repurchase up to 5%, or approximately 4.65 million shares, of its outstanding common stock over a one-year period expiring on January 26, 2022, at the discretion of management. Under the stock repurchase program, the Company may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Shares of stock repurchased are held as authorized but unissued shares. The Company is not obligated to purchase any particular number of shares, and the Company may suspend, modify or terminate the program at any time and for any reason without prior notice.

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of December 31, 2020 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$96,885	$6,538	$703	$—	$104,126
Unused capacity on Warehouse Purchase Program loans	1,063,621	—	—	—	1,063,621
Commitments to extend credit	1,821,925	728,513	300,698	1,195,229	4,046,365
Total	$2,982,431	$735,051	$301,401	$1,195,229	$5,214,112

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

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company’s consolidated statement of income. At December 31, 2020 and 2019, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in “Allowance for credit losses on off-balance sheet credit exposures” on the Company’s consolidated balance sheet, totaled $29.9 million and $5.6 million, respectively.

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

Banking institutions that fail to meet the effective minimum ratios will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, four-quarter trailing net income, net of distributions and tax effects not reflected in net income).

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

As of December 31, 2020, the Company’s ratio of CET1 to risk-weighted assets was 13.74%, Tier 1 capital to risk-weighted assets was 13.74%, total capital to risk-weighted assets was 14.23% and Tier 1 capital to average quarterly assets was 9.67%.

It is important to note that Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans for a given period. At December 31, 2020, Warehouse Purchase Program loans totaled $2.84 billion, compared to an average balance of $1.96 billion.  Because the capital ratios above are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, the end-of-period increase in these balances can significantly impact the Company’s reported capital ratios.

Total shareholders’ equity increased to $6.13 billion at December 31, 2020, compared with $5.97 billion at December 31, 2019, an increase of $159.8 million or 2.7%. This increase was primarily the result of net income of $528.9 million, partially offset by dividends paid on common stock of $173.8 million, common stock repurchases totaling $115.2 million and the impact of the adoption of CECL and other of $92.9 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2020 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2020
The Company
CET1 capital ratio	4.50%		7.00%	N/A	13.74%
Tier 1 risk-based capital ratio	6.00%		8.50%	N/A	13.74%
Total risk-based capital ratio	8.00%		10.50%	N/A	14.23%
Leverage ratio	4.00%	(1)	4.00%	N/A	9.67%
The Bank
CET1 capital ratio	4.50%		7.00%	6.50%	13.64%
Tier 1 risk-based capital ratio	6.00%		8.50%	8.00%	13.64%
Total risk-based capital ratio	8.00%		10.50%	10.00%	14.14%
Leverage ratio	4.00%	(2)	4.00%	5.00%	9.58%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Interest Rate Sensitivity and Market Risk. The Company’s principal market risk exposure is to changes in interest rates.

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

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2020
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$278,647	$282,432	$286,593	$296,238
Interest expense	21,013	24,319	27,638	40,207
Net interest income	257,634	258,113	258,955	256,031
Provision for credit losses	—	10,000	10,000	—
Net interest income after provision	257,634	248,113	248,955	256,031
Noninterest income	36,547	34,924	25,675	34,388
Noninterest expense	120,205	117,919	134,368	124,741
Income before income taxes	173,976	165,118	140,262	165,678
Provision for income taxes	36,885	35,054	9,361	34,830
Net income	$137,091	$130,064	$130,901	$130,848
Earnings per share(1):
Basic	$1.48	$1.40	$1.41	$1.39
Diluted	$1.48	$1.40	$1.41	$1.39

	Quarter Ended 2019
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$272,858	$186,178	$187,787	$186,115
Interest expense	40,828	32,188	32,949	31,204
Net interest income	232,030	153,990	154,838	154,911
Provision for credit losses	1,700	1,100	800	700
Net interest income after provision	230,330	152,890	154,038	154,211
Noninterest income	35,506	30,673	29,958	28,144
Noninterest expense	156,451	80,699	80,821	78,571
Income before income taxes	109,385	102,864	103,175	103,784
Provision for income taxes	23,251	21,106	20,917	21,382
Net income	$86,134	$81,758	$82,258	$82,402
Earnings per share(1):
Basic	$1.01	$1.19	$1.18	$1.18
Diluted	$1.01	$1.19	$1.18	$1.18

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Deloitte & Touche LLP the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prosperity Bancshares, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements and included an explanatory paragraph referring to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses.

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

February 26, 2021

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2021 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2021 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2021 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2021 Proxy Statement.

PART IV.

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)

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

10.3†	—	Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Schedule 14A filed on March 18, 2020)

10.4†	—

First Amendment to the Second Amended and Restated Employment Agreement effective February 22, 2012 by and among Prosperity Bancshares, Inc., Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2012)

Exhibit Number (1)		Description

10.5†	—

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

10.7†	—

Management Security Plan Agreement of American State Bank, amended and restated effective as of January 1, 2005, as assumed by Prosperity Bank (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.8†	—

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

10.11†	—	Amended and Restated Prosperity Bancshares, Inc. 401(k) Profit Sharing Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2016)

10.12†	—

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

10.14†	—	Form of Director Support Agreement dated as of June 16, 2019 (incorporated herein by reference to Exhibit 10.3 the Company’s Current Report on Form 8‑K filed on June 20, 2019)

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

Exhibit Number (1)		Description

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	—	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (formatted as Inline XBRL and contained in Exhibits 101)

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
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

Date: February 26, 2021

PROSPERITY BANCSHARES, INC.® (Registrant)

BY:	/S/ DAVID ZALMAN
David Zalman Senior Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN	Senior Chairman of the Board and Chief Executive Officer (principal executive officer); Director	February 26, 2021
David Zalman

/s/ ASYLBEK OSMONOV	Chief Financial Officer (principal financial officer and principal accounting officer)	February 26, 2021
Asylbek Osmonov

/s/ JAMES A. BOULIGNY	Director	February 26, 2021
James A. Bouligny

/s/ W. R. COLLIER	Director	February 26, 2021
W. R. Collier

/s/ GEORGE A. FISK	Director	February 26, 2021
George A. Fisk

/s/ KEVIN J. HANIGAN	President and Chief Operating Officer; Director	February 26, 2021
Kevin J. Hanigan

/s/ LEAH HENDERSON	Director	February 26, 2021
Leah Henderson

/s/ NED S. HOLMES	Director	February 26, 2021
Ned S. Holmes

/s/ BRUCE W. HUNT	Director	February 26, 2021
Bruce W. Hunt

/s/ JACK LORD	Director	February 26, 2021
Jack Lord

/s/ WILLIAM T. LUEDKE IV	Director	February 26, 2021
William T. Luedke IV

/s/ PERRY MUELLER, JR., D.D.S.	Director	February 26, 2021
Perry Mueller, Jr., D.D.S.

/s/ HARRISON STAFFORD II	Director	February 26, 2021
Harrison Stafford II

/s/ ROBERT STEELHAMMER	Director	February 26, 2021
Robert Steelhammer

/s/ H.E. TIMANUS, JR.	Chairman; Director	February 26, 2021
H.E. Timanus, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prosperity Bancshares, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes  (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As described in Note 1 and Note 6 to the financial statements, the Company changed its method for estimating the allowance for credit losses on January 1, 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses - Refer to Note 6 to the financial statements

Critical Audit Matter Description

The allowance for credit losses is an allowance available for estimated losses on loans. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is probable and reasonably estimable. Recoveries are credited to the allowance at the time of recovery.

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

At and for the year ended December 31, 2020, the allowance for credit losses recorded on the balance sheet was $316MM, and the provision for credit losses recorded on the statement of income was $20MM.

We identified the general valuation allowance for loan losses as a critical audit matter because of the significant amount of judgment required by management when determining the economic factors, reasonable and supportable forecast, and management adjustments utilized in establishing the reserve. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the general valuation allowance for loan losses included the following, among others:

•

We tested the effectiveness of controls over the (i) written policy in place for the calculation of the general valuation allowance, (ii) data input to the general valuation allowance calculation and (iii) management’s review of the adequacy of the general valuation allowance calculation, including the assumptions used in the calculation.

•	With the assistance of a credit specialist, we evaluated:
•	the reasonableness of the classification of the loan types.
•	the methodology surrounding the reasonableness of economic factors and assumptions used in the modeled allowance calculation.
•	the reasonableness of the logic, statistical validity, and computations of the ACL calculation.
•	We evaluated the appropriateness and relevance of the qualitative factors and related quantitative measures by comparing to external sources.
•	We tested the accuracy and evaluated the relevance of the historical loss data.
•	We tested the accuracy of the historical net charge offs.
•	We tested the arithmetic accuracy of the general valuation allowance calculation.

/s/ Deloitte and Touche LLP

Houston, Texas

February 26, 2021

We have served as the Company’s auditor since 1993.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(Dollars in thousands)
ASSETS
Cash and due from banks	$1,342,996	$573,589
Federal funds sold	553	519
Total cash and cash equivalents	1,343,549	574,108
Available for sale securities, at fair value	651,514	287,663
Held to maturity securities, at cost (fair value of $8,039,142 and $8,303,851 respectively)	7,891,306	8,282,393
Total securities	8,542,820	8,570,056
Loans held for sale	46,777	80,959
Loans held for investment	17,357,788	17,211,625
Loans held for investment - Warehouse Purchase Program	2,842,379	1,552,762
Total loans	20,246,944	18,845,346
Less: allowance for credit losses on loans	(316,068)	(87,469)
Loans, net	19,930,876	18,757,877
Accrued interest receivable	82,068	80,797
Goodwill	3,231,636	3,223,671
Core deposit intangibles, net	73,235	86,404
Bank premises and equipment, net	323,572	326,832
Other real estate owned	10,593	6,936
Bank owned life insurance (BOLI)	324,356	321,793
Federal Home Loan Bank of Dallas stock	8,901	83,945
Other assets	187,669	153,289
TOTAL ASSETS	$34,059,275	$32,185,708
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$9,151,233	$7,763,894
Interest-bearing	18,209,259	16,435,838
Total deposits	27,360,492	24,199,732
Fed funds purchased and other borrowings	—	1,303,730
Securities sold under repurchase agreements	389,583	377,294
Subordinated notes	—	125,804
Accrued interest payable	3,462	8,585
Allowance for credit losses on off-balance sheet credit exposures	29,947	5,599
Other liabilities	145,122	194,129
Total liabilities	27,928,606	26,214,873
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 92,570,789 shares issued and outstanding at December 31, 2020; 94,746,019 shares issued and outstanding at December 31, 2019	92,571	94,746
Capital surplus	3,634,140	3,734,519
Retained earnings	2,403,189	2,140,968
Accumulated other comprehensive income —net unrealized gain on available for sale securities, net of tax expense of $205 and $160, respectively	769	602
Total shareholders’ equity	6,130,669	5,970,835
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,059,275	$32,185,708

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$975,895	$621,443	$503,963
Securities	166,812	209,812	221,909
Federal funds sold and other earning assets	1,203	1,683	1,337
Total interest income	1,143,910	832,938	727,209
INTEREST EXPENSE:
Deposits	102,502	111,388	71,384
Other borrowings	3,550	21,323	24,241
Securities sold under repurchase agreements	1,627	3,383	1,991
Subordinated notes	5,498	1,075	—
Total interest expense	113,177	137,169	97,616
NET INTEREST INCOME	1,030,733	695,769	629,593
PROVISION FOR CREDIT LOSSES	20,000	4,300	16,350
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	1,010,733	691,469	613,243
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	30,295	34,614	33,163
Credit card, debit card and ATM card income	31,245	26,867	25,046
Service charges on deposit accounts	23,860	20,604	20,652
Trust income	9,598	10,227	10,178
Mortgage income	10,777	5,006	3,355
Brokerage income	2,504	2,361	2,617
Net loss on sale or write down of assets	(5,533)	(1,813)	(755)
Net loss on sale of securities	—	—	(13)
Other	28,788	26,415	21,769
Total noninterest income	131,534	124,281	116,012
NONINTEREST EXPENSE:
Salaries and employee benefits	309,268	226,348	207,517
Net occupancy and equipment	35,037	23,985	22,760
Credit and debit card, data processing and software amortization	40,329	23,624	17,790
Regulatory assessments and FDIC insurance	9,861	8,608	13,261
Core deposit intangibles amortization	13,169	6,537	5,959
Depreciation	18,232	13,713	12,365
Communications	12,477	9,679	10,032
Net other real estate expense (income)	165	(67)	722
Merger related expenses	8,018	46,402	—
Other	50,677	37,713	35,814
Total noninterest expense	497,233	396,542	326,220
INCOME BEFORE INCOME TAXES	645,034	419,208	403,035
PROVISION FOR INCOME TAXES	116,130	86,656	81,223
NET INCOME	$528,904	$332,552	$321,812
EARNINGS PER SHARE:
Basic	$5.68	$4.52	$4.61
Diluted	$5.68	$4.52	$4.61

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net income	$528,904	$332,552	$321,812
Other comprehensive income, before tax:
Securities available for sale:
Change in unrealized gains during the period	212	370	535
Total other comprehensive income	212	370	535
Deferred tax expense related to other comprehensive income	(45)	(78)	(112)
Other comprehensive income, net of tax	167	292	423
Comprehensive income	$529,071	$332,844	$322,235

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2017	69,490,910	$69,491	$2,035,219	$1,719,557	$(113)	$3,824,154
Net income				321,812		321,812
Other comprehensive income					423	423
Common stock issued in connection with the vesting of restricted stock awards, net	355,915	356	(356)			—
Stock based compensation expense			10,488			10,488
Cash dividends declared, $1.49 per share				(104,053)		(104,053)
BALANCE AT DECEMBER 31, 2018	69,846,825	69,847	2,045,351	1,937,316	310	4,052,824
Net income				332,552		332,552
Other comprehensive income					292	292
Common stock issued in connection with the vesting of restricted stock awards, net	144,277	144	(144)			—
Common stock issued in connection with the acquisition of LegacyTexas Financial Group, Inc.	26,228,148	26,228	1,771,716			1,797,944
Common stock repurchase	(1,473,231)	(1,473)	(93,011)			(94,484)
Stock based compensation expense			10,607			10,607
Cash dividends declared, $1.69 per share				(128,900)		(128,900)
BALANCE AT DECEMBER 31, 2019	94,746,019	94,746	3,734,519	2,140,968	602	5,970,835
Cumulative change in accounting principle upon adoption of ASU 2016-13(1) and other				(92,860)		(92,860)
BALANCE AT JANUARY 1, 2020 (AS ADJUSTED FOR CHANGE IN ACCOUNTING STANDARD)	94,746,019	94,746	3,734,519	2,048,108	602	5,877,975
Net income				528,904		528,904
Other comprehensive income					167	167
Common stock issued in connection with the vesting of restricted stock awards, net	18,231	18	(18)			—
Common stock repurchase	(2,193,461)	(2,193)	(112,968)			(115,161)
Stock based compensation expense			12,607			12,607
Cash dividends declared, $1.87 per share				(173,823)		(173,823)
BALANCE AT DECEMBER 31, 2020	92,570,789	$92,571	$3,634,140	$2,403,189	$769	$6,130,669

(1)	ASU 2016-13 became effective for the Company on January 1, 2020.

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$528,904	$332,552	$321,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	31,401	20,250	18,324
Provision for credit losses	20,000	4,300	16,350
Deferred income tax expense (benefit)	24,816	(26,417)	6,877
Net amortization of premium on investments	38,827	30,779	31,614
Loss (gain) on sale or write down of premises, equipment, other assets and other real estate	5,075	(67)	976
Loss on sale of investment securities	—	—	13
Net amortization of premium on deposits	(6,093)	(1,709)	(106)
Net accretion of discount on loans	(91,341)	(28,045)	(13,909)
Proceeds from sale of loans held for sale	462,750	221,488	179,939
Originations of loans held for sale	(429,662)	(213,467)	(179,370)
Stock based compensation expense	12,607	10,606	10,488
Decrease (increase) in accrued interest receivable and other assets	29,112	84,146	(14,811)
Decrease in accrued interest payable and other liabilities	(44,075)	(31,402)	(58,051)
Net cash provided by operating activities	582,321	403,014	320,146
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	2,454,086	1,816,596	1,728,087
Purchase of held to maturity securities	(2,101,683)	(331,991)	(1,629,244)
Proceeds from maturities, sales and principal paydowns of available for sale securities	15,047,469	9,031,370	8,132,901
Purchase of available for sale securities	(15,411,251)	(9,234,544)	(7,999,686)
Originations of WPP loans	(43,293,619)	(4,194,875)	—
Proceeds from pay-offs of WPP	42,004,002	4,335,162	—
Net decrease (increase) in loans held for investment	29,758	(78,326)	(351,952)
Purchase of bank premises and equipment	(22,143)	(18,588)	(15,115)
Proceeds from sale of bank premises, equipment and other real estate	13,910	5,316	13,049
Proceeds from insurance claims	5,163	6,915	3,008
Net cash used in the purchase of LegacyTexas Financial Group, Inc.	—	(77,047)	—
Net cash (used in) provided by investing activities	(1,274,308)	1,259,988	(118,952)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	1,387,339	361,866	42,793
Net increase (decrease) in interest-bearing deposits	1,779,514	148,284	(607,589)
Net (repayments) proceeds from other short-term borrowings	(1,300,000)	(1,805,000)	530,000
Repayments of other long-term borrowings	(3,730)	(1,078)	(4,097)
Net increase (decrease) in securities sold under repurchase agreements	12,289	34,904	(39,434)
Redemption of subordinated notes	(125,000)	(15,613)	—
Repurchase of common stock	(115,161)	(94,484)	—
Payments of cash dividends	(173,823)	(128,900)	(104,053)
Net cash provided by (used in) financing activities	1,461,428	(1,500,021)	(182,380)
NET INCREASE IN CASH AND CASH EQUIVALENTS	769,441	162,981	18,814
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	574,108	411,127	392,313
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,343,549	$574,108	$411,127
NONCASH ACTIVITIES:
Stock issued in connection with the LegacyTexas Financial Group, Inc. merger	$—	$1,797,944	$—
Acquisition of real estate through foreclosure of collateral	15,964	4,203	1,606
SUPPLEMENTAL INFORMATION:
Income taxes paid	$163,597	$82,150	$134,360
Interest paid	118,300	139,356	96,360

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

As of December 31, 2020, the Bank operated 275 full-service banking locations: 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 65 in the Dallas/Fort Worth, Texas area; 22 in the East Texas area; 29 in the Central Texas area, including Austin and San Antonio; 34 in the West Texas area, including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area.

On November 1, 2019, LegacyTexas Financial Group, Inc. (“LegacyTexas”), merged with Bancshares and LegacyTexas Bank merged with the Bank (collectively, the “Merger”). LegacyTexas was headquartered in Plano, Texas and operated 42 locations in 19 North Texas cities in and around the Dallas-Fort Worth area.

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

Business Combinations—Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. A business combination occurs when the Company acquires net assets that constitute a business and obtains control over that business. Business combinations are effected through the transfer of consideration consisting of cash and/or common stock and are accounted for using the acquisition method. Accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values at the acquisition date. Determining the fair value of assets and liabilities, especially the loan portfolio, is a process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values becomes available. The results of operations of an acquired entity are included in the Company’s consolidated results from acquisition date, and prior periods are not restated. The fair value of acquired loans incorporates assumptions regarding future credit losses and therefore no allowance for credit losses related to the acquired loans is recorded on the acquisition date.

Securities —The investment securities portfolio is measured for expected credit losses by segregating the portfolio into two general segments and applying the appropriate expected credit losses methodology. Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under FASB ASC 326, “Financial Instruments – Credit Losses.”

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

The Company has two general categories of loans in its portfolio. Loans originated by the Bank and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made are referred to as “originated loans” and loans acquired in a business combination are referred to as “acquired loans.” Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default and recovery rates, with no carryover of any existing allowance for credit losses. Those acquired loans that are renewed or substantially modified after the date of the business combination are referred to as “re-underwritten acquired loans.” Modifications are reviewed for determination of troubled debt restructuring status independently of this process. In certain instances, acquired loans to one borrower may be combined or otherwise re-originated such that they are re-categorized as originated loans. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into “Non-PCD loans” and “PCD loans” (purchased credit deteriorated loans). Acquired loans with evidence of more than insignificant credit quality deterioration as of the acquisition date when compared to the origination date are classified as PCD loans.

The Company estimates the total cash flows expected to be collected from the PCD loans, which include undiscounted expected principal and interest, using credit risk, interest rate and prepayment risk assessments that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and payment speeds. The excess of the undiscounted total cash flows expected to be collected over the fair value of the related PCD loans represents the accretable yield, which is recognized as interest income based on future cash flows, taking into account contractual maturities. The difference between the undiscounted contractual principal and interest and the undiscounted total cash flows expected to be collected is the PCD specific reserve, which is included in the allowance for credit losses. Subsequent increases in expected cash flows will result in a recovery of any previously recorded allowance for credit losses, to the extent applicable. Subsequent decreases in expected cash flows will result in an impairment charge to the provision for credit losses, resulting in an addition to the allowance for credit losses.

A loan disposal, which may include a loan sale, receipt of payment in full from the borrower or foreclosure, results in removal of the loan from the balance sheet at its allocated carrying amount and accretion of any remaining fair value discount to income.

Warehouse Purchase Program Loans— The Company acquired the Warehouse Purchase Program as part of the Merger. All Warehouse Purchase Program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. These safeguards include the requirement that the mortgage company customers have a takeout commitment or similar arrangement for each loan. To date, the Company has not experienced a loss on these loans and no allowance for credit losses has been allocated to them.

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

Nonperforming and Past Due Loans— Included in the nonperforming loan category are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured through a troubled debt restructuring to provide a reduction in the interest rate or a deferral of interest or principal payments. The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. When a loan is placed on nonaccrual status, interest accrued but not yet collected prior to the determination as uncollectible is charged to operations. Interest accrued during prior periods is charged to the allowance for credit losses. Any payments received on nonaccrual loans are applied first to outstanding principal of the loan amount, next to the recovery of charged-off loan amounts and finally, any excess is treated as recovery of lost interest. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

Restructured loans are those loans on which concessions in terms have been granted because of a borrower’s financial difficulty. Interest is generally not accrued on such loans in accordance with the new terms.

Allowance for Credit Losses— On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments” (“CECL”), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss methodology. CECL requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is an allowance available for losses on loans and held-to-maturity securities. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is likely and can be reasonably estimated. Recoveries are credited to the allowance at the time of recovery.

Throughout the year, management estimates the level of lifetime losses to determine whether the allowance for credit losses is adequate to absorb losses in the loan portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined to be adequate to absorb losses.

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

Estimates of credit losses involve an exercise of judgment. While it is possible that in the short term the Company may sustain losses which are substantial in relation to the allowance for credit losses, it is the judgment of management that the allowance for credit losses reflected in the consolidated balance sheets is adequate to absorb expected lifetime losses that may be realized from the loan portfolio as of December 31, 2020.

The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on probable losses on impaired loans and PCD loans; and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions, and other qualitative risk factors both internal and external to the Company.

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

PCD loans are individually monitored on a quarterly basis to assess for changes in expected cash flows subsequent to acquisition. If a deterioration in cash flows is identified, an additional provision for credit losses is made. PCD loans were recorded at their acquisition date fair values, which were based on expected cash flows and included estimates of expected future credit losses. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses. See “Critical Accounting Policies” above for more information.

Accounting for Acquired Loans and the Allowance for Acquired Credit Losses — The Company accounts for its acquisitions using the acquisition method of accounting. Accordingly, the assets, including loans, and liabilities of the acquired entity were recorded at their fair values at the acquisition date. These fair value estimates associated with acquired loans, and based on a discounted cash flow model, include estimates related to market interest rates and undiscounted projections of future cash flows that incorporate expectations of prepayments and the amount and timing of principal, interest and other cash flows, as well as any shortfalls thereof. On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments” (“CECL”). Upon adoption of CECL, all loans accounted for under ASC 310-20 were included in the allowance for credit losses methodology, with no offset provided for any remaining fair value marks. In addition, all loans previously accounted for under ASC 310-30 had their credit marks reclassified to be included in the allowance for credit losses. For further discussion of the Company’s acquisition and loan accounting, see Note 6 to the consolidated financial statements.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures — The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by a historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers.

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

Derivative Financial Instruments—The Company has interest rate swaps with certain commercial customers who wished to obtain a loan at a fixed rate. The Company enters into an interest rate swap with the customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the borrowing customer on a notional amount at a variable interest rate and receives interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the customer to effectively convert a variable-rate loan to a fixed-rate. Because the Company acts solely as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations.

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

Under ASC Topic 350-20, “Intangibles—Goodwill and Other—Goodwill” companies have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment. An entity has an unconditional option to bypass the qualitative assessment described in the following paragraph for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired.

Amortization of Core Deposit Intangibles—Core deposit intangibles are being amortized on a non-pro rata basis over an estimated life of 10 to 15 years.

Income Taxes— The Company files a consolidated federal income tax return and a consolidated Oklahoma state income tax return. The Bank also files an Arkansas state income tax return.  Due to the Merger, the Company or the Bank is now required to make tax-related filings in the following states: Colorado, Maryland, New Mexico, New York, Florida, Washington and Idaho.

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

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2020		2019		2018
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$528,904		$332,552		$321,812
Basic:
Weighted average shares outstanding	93,058	$5.68	73,524	$4.52	69,821	$4.61
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	—		—		—
Total	93,058	$5.68	73,524	$4.52	69,821	$4.61

As of December 31, 2020, all stock options have been exercised and there are no options outstanding. There were no stock options exercisable at December 31, 2020, 2019 and 2018 that would have had an anti-dilutive effect on the above computation.

New Accounting Standards

Accounting Standards Updates (“ASU”)

ASU 2020-04, "Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting – ASC Topic 848." ASU 2020-04 provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. The guidance allows for companies to: (i) account for certain contract modifications as a continuation of the existing contract without additional analysis; (ii) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (iii) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within ASU 2020-04, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020. The Company anticipates this ASU will simplify any modifications it executes between the selected start date (yet to be determined) and December 31, 2022 that are directly related to the LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees and costs. ASU 2020-04 is not expected to have a significant impact on the Company’s financial statements.

ASU 2018-13 "Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement" eliminates the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 fair value methodology, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. The ASU requires the entity to disclose relevant quantitative information used to develop Level 3 fair value measurements. ASU 2018-13 became effective for the Company on January 1, 2020 and did not have a significant impact on the Company’s financial statements.

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

Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 became effective for the Company on January 1, 2020 and did not have a significant impact on the Company’s financial statements.

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

The Company adopted ASU 2016-13 using the modified-retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior periods are reported with previously applicable GAAP. Upon adoption of ASU 2016-13, the Company recognized an increase in allowance for credit losses for loans of $108.7 million, of which $102.5 million was related to LegacyTexas Financial Group, Inc. (“LegacyTexas”), which merged into Bancshares on November 1, 2019, and an increase in allowance for credit losses for off-balance sheet credit exposures of $24.4 million, of which $6.3 million was related to LegacyTexas, with a corresponding decrease in retained earnings (pre-tax). Additionally, the Company adopted ASU 2016-13 using the prospective transition approach for financial assets purchased with credit deterioration. The Company recognized an increase in the allowance for credit losses of $131.8 million, of which $130.3 million was related to LegacyTexas, due to the reclass of purchased credit deteriorated discounts as the result of adopting ASU 2016-13. See Note 6 “Loans and Allowance for Credit Losses” for additional information. The Company recognized no allowance for credit losses related to debt securities. See Note 5 “Securities” for additional information.

The following table illustrates the impact of adopting ASU 2016-13:

	January 1, 2020
	As Reported Under ASC 326	Pre-ASU 2016-13 Adoption	Impact of ASU 2016-13 Adoption
	(Dollars in thousands)
Assets:
Loans
Construction, land development and other land loans	$28,729	$14,654	$14,075
Agriculture and agriculture real estate (includes farmland)	5,768	2,971	2,797
1-4 family (includes home equity)	23,544	15,277	8,267
Commercial real estate (includes multi-family residential)	61,322	12,332	48,990
Commercial and industrial	180,069	40,445	139,624
Consumer and other	28,575	1,790	26,785
Allowance for credit losses	$328,007	$87,469	$240,538

Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	$29,947	$5,599	$24,348

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

2. ACQUISITIONS

Acquisitions are an integral part of the Company’s growth strategy. All acquisitions were accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of the acquired entities were recorded at their fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets for tax-free acquisitions was recorded as goodwill, none of which is deductible for tax purposes. The excess of the purchase price over the estimated fair value of the net assets for taxable acquisitions was also recorded as goodwill and is deductible for tax purposes. The identified core deposit intangibles for each acquisition are being amortized using a non-pro rata basis over an estimated life of 10 to 15 years. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date.

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

2019 Acquisition

Merger with LegacyTexas Financial Group, Inc. — On November 1, 2019, LegacyTexas Financial Group, Inc. merged into Bancshares and LegacyTexas Bank merged into the Bank. LegacyTexas was headquartered in Plano, Texas and operated 42 locations in 19 North Texas cities in and around the Dallas-Fort Worth area. As of September 30, 2019, LegacyTexas, on a consolidated basis, reported total assets of $10.5 billion, total gross loans of $9.1 billion, total deposits of $6.5 billion and shareholders’ equity of $1.2 billion.

Pursuant to the terms of the merger agreement, Bancshares issued 26,228,148 shares of Bancshares common stock with a closing price of $69.02 per share on November 1, 2019, plus $318.0 million in cash, comprised of $308.6 million in cash and $9.4 million in cash for taxes withheld, for all outstanding shares of LegacyTexas.

The assets and liabilities of LegacyTexas were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. As of December 31, 2020, the following table presents the amounts recorded on the consolidated balance sheet on the acquisition date (dollars in thousands).

	Initially Recorded at Acquisition Date	Measurement Period Adjustments	Adjusted Values as of December 31, 2020

Fair value of consideration paid:
Common stock issued (26,228,148 shares)	$1,810,267	$—	$1,810,267
Cash	318,018	—	318,018
Total consideration paid	$2,128,285	$—	$2,128,285

Fair value of assets acquired:
Cash and due from banks	$228,649	$—	$228,649
Securities held to maturity	472,933	—	472,933
Loans held for sale	60,818	—	60,818
Loans held for investment	6,771,080	—	6,771,080
Loans held for investment - Warehouse Purchase Program	1,693,049	—	1,693,049
Bank premises and equipment	67,347	(3,237)	64,110
Other real estate owned	4,876	—	4,876
Core deposit intangibles	60,058	—	60,058
Federal Home Loan Bank stock	117,939	(113)	117,826
Bank owned life insurance and other assets	242,592	(4,769)	237,823
Total assets acquired	9,719,341	(8,119)	9,711,222

Fair value of liabilities assumed:
Deposits	6,434,732	—	6,434,732
Other borrowings	2,078,682	—	2,078,682
Securities sold under repurchase agreements	57,670	—	57,670
Junior subordinated debentures	15,376	—	15,376
Subordinated notes	125,950	—	125,950
Other liabilities	201,472	(154)	201,318
Total liabilities assumed	8,913,882	(154)	8,913,728
Fair value of net assets acquired	$805,459	$(7,965)	$797,494
Goodwill resulting from acquisition	$1,322,826	$7,965	$1,330,791

The measurement period adjustments noted in the table above were a result of information obtained subsequent to the Company’s initial reporting of provisional fair values in accordance with ASC 805, Business Combinations. Such information was determined to be a condition in existence as of acquisition date.

As of December 31, 2020, the Company recognized goodwill of $1.33 billion. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. The goodwill is not deductible for tax purposes. Additionally, as of December 31, 2020, total core deposit intangibles related to LegacyTexas were $49.9 million.

Merger Related Expenses: The Company incurred $8.0 million and $46.4 million of pre-tax merger related expenses during the year ended December 31, 2020 and 2019, respectively. The merger related expenses are reflected on the Company’s income statement for the applicable periods under merger related expenses, which consist of salaries and benefits, data processing and professional and legal fees. The Company did not incur merger-related expenses during 2018.

Acquired Loans

Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default and recovery rates. During the valuation process, the Company identified PCD and Non-PCD loans in the acquired loan portfolios. PCD loan identification considers the following factors: payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality since origination as of the acquisition date. Non-PCD loan identification considers the following factors: account types, remaining terms, annual interest rates or coupons, current market rates, interest types, past delinquencies, timing of principal and interest payments, loan to value ratios, loss exposures and remaining balances. Accretion of purchased discounts on PCD loans will be based on future cash flows, taking into account contractual maturities. Accretion of purchased discounts on Non-PCD loans will be recognized on a level-yield basis based on contractual maturity of individual loans.

PCD Loans. The recorded investment in PCD loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2020 and 2019 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
PCD loans:
Outstanding balance	$195,631	$410,785
Discount (1)	(14,216)	(167,320)	(2)
Recorded investment	$181,415	$243,465

(1)	ASU 2016-13 became effective for the Company on January 1, 2020.
(2)	Includes $131.8 million in PCD loans credit discount.

Changes in the accretable yield for acquired PCD loans for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$35,654	$1,534
Additions	—	38,980
Adjustments	(448)	—
Accretion charge-offs	(354)	—
Reclassification from nonaccretable	—	1,991
Accretion	(20,636)	(6,851)
Balance at December 31,	$14,216	$35,654

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered non-performing or impaired. The adoption of CECL resulted in $131.8 million of the total PCD discount as of December 31, 2019 being reallocated to the allowance for credit losses. The PCD discount reflected above as of December 31, 2020, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2020 and 2019 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$3,869,205	$6,102,540
Discount	(39,587)	(110,130)
Recorded investment	$3,829,618	$5,992,410

Changes in the discount accretion for Non-PCD loans for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$110,130	$14,833
Additions	—	123,102
Adjustments	257	—
Accretion charge-offs	(95)	(6,611)
Accretion	(70,705)	(21,194)
Balance at December 31,	$39,587	$110,130

At December 31, 2020, the Company had $53.8 million of total outstanding discounts on Non-PCD and PCD loans, of which $53.8 million was accretable.

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal years 2020 and 2019 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2018	$1,900,845	$32,883
Less:
Amortization	—	(6,537)
Add:
LegacyTexas Merger	1,322,826	60,058
Balance as of December 31, 2019	3,223,671	86,404
Less:
Amortization	—	(13,169)
Add:
Measurement period adjustment of LegacyTexas Merger	7,965	—
Balance as of December 31, 2020	$3,231,636	$73,235

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. During 2020, the Company changed its annual goodwill impairment test date from September 30th to October 1st. Based on the Company’s annual goodwill impairment test, management does not believe any of its goodwill is impaired as of December 31, 2020.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2020 is as follows (dollars in thousands):

2021	$11,551
2022	10,336
2023	9,360
2024	8,699
Thereafter	33,289
Total	$73,235

4. CASH AND DUE FROM BANKS

The Federal Reserve Bank requires banks to maintain minimum average reserve balances. At December 31, 2020, there was no required reserve balance for the Bank. At December 31, 2019, the amount of the required reserve balance for the Bank was $195.1 million.

5. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$611,353	$1,601	$(620)	$612,334
Mortgage-backed securities	39,187	539	(546)	39,180
Total	$650,540	$2,140	$(1,166)	$651,514
Held to Maturity
States and political subdivisions	$166,175	$8,341	$(32)	$174,484
Collateralized mortgage obligations	96,000	1,669	(219)	97,450
Mortgage-backed securities	7,629,131	144,710	(6,633)	7,767,208
Total	$7,891,306	$154,720	$(6,884)	$8,039,142

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$470	$1	$—	$471
Collateralized mortgage obligations	235,222	690	(139)	235,773
Mortgage-backed securities	51,209	659	(449)	51,419
Total	$286,901	$1,350	$(588)	$287,663
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$13,933	$58	$—	$13,991
States and political subdivisions	238,347	7,632	(189)	245,790
Collateralized mortgage obligations	203,470	1,115	(373)	204,212
Mortgage-backed securities	7,826,643	48,060	(34,845)	7,839,858
Total	$8,282,393	$56,865	$(35,407)	$8,303,851

The investment securities portfolio is measured for expected credit losses by segregating the portfolio into two general segments and applying the appropriate expected credit losses methodology. Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under FASB ASC Topic 326, “Financial Instruments – Credit Losses.”

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

As of December 31, 2020, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2020, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of December 31, 2020, the Company’s municipal securities represent 1.9% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of December 31, 2020, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position were as follows:

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$254,318	$(608)	$2,230	$(12)	$256,548	$(620)
Mortgage-backed securities	74	—	26,151	(546)	26,225	(546)
Total	$254,392	$(608)	$28,381	$(558)	$282,773	$(1,166)
Held to Maturity
States and political subdivisions	$2,746	$(32)	$—	$—	$2,746	$(32)
Collateralized mortgage obligations	26,141	(219)	—	—	26,141	(219)
Mortgage-backed securities	674,795	(6,283)	29,900	(350)	704,695	(6,633)
Total	$703,682	$(6,534)	$29,900	$(350)	$733,582	$(6,884)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$50,245	$(136)	$1,818	$(3)	$52,063	$(139)
Mortgage-backed securities	34,901	(449)	10	—	34,911	(449)
Total	$85,146	$(585)	$1,828	$(3)	$86,974	$(588)
Held to Maturity
States and political subdivisions	$58,329	$(183)	$3,241	$(6)	$61,570	$(189)
Collateralized mortgage obligations	54,890	(373)	—	—	54,890	(373)
Mortgage-backed securities	947,314	(3,017)	3,110,765	(31,828)	4,058,079	(34,845)
Total	$1,060,533	$(3,573)	$3,114,006	$(31,834)	$4,174,539	$(35,407)

At December 31, 2020 and 2019 there were 64 securities and 138 securities, respectively, in an unrealized loss position for 12 months or more.

The amortized cost and fair value of investment securities at December 31, 2020, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$22,324	$22,437	$—	$—
Due after one year through five years	91,922	96,926	—	—
Due after five years through ten years	43,944	46,897	—	—
Due after ten years	7,985	8,224	—	—
Subtotal	166,175	174,484	—	—
Mortgage-backed securities and collateralized mortgage obligations	7,725,131	7,864,658	650,540	651,514
Total	$7,891,306	$8,039,142	$650,540	$651,514

The Company recorded no gain or loss on sale of securities for the year ended December 31, 2020 and 2019, respectively. The Company recorded a net loss on sale of securities of $13 thousand for the year ended December 31, 2018.  As of December 31, 2020, the Company did not own any non-agency collateralized mortgage obligations.

At December 31, 2020 and 2019, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $6.11 billion and $5.98 billion and a fair value of $6.23 billion and $5.99 billion at December 31, 2020 and 2019, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

6. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is categorized by major type as follows:

	December 31,
	2020	2019
	(Dollars in thousands)
Residential mortgage loans held for sale	$46,777	$80,959

Commercial and industrial	3,674,200	3,205,595
Real estate:
Construction, land development and other land loans	1,956,960	2,064,167
1-4 family residential (including home equity)	4,710,761	4,306,452
Commercial real estate (including multi-family residential)	6,078,764	6,556,285
Farmland	410,931	495,558
Agriculture	170,421	185,297
Consumer and other	355,751	398,271
Total loans held for investment, excluding Warehouse Purchase Program	17,357,788	17,211,625
Warehouse Purchase Program	2,842,379	1,552,762
Total loans, including Warehouse Purchase Program	$20,246,944	$18,845,346

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

(i) Commercial and Industrial Loans. In nearly all cases, the Company’s commercial loans are made in the Company’s market areas and are underwritten based on the borrower’s ability to service the debt from the conversion of working assets or cash flow. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. As a general practice, term loans are secured by any available real estate, equipment or other assets owned by the borrower.  Both working capital and term loans are typically supported by a personal guaranty of a principal. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial loans is due to the type of collateral securing these loans as well as the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 25-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration of the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, collateral valuation and a review of the financial condition of the borrower and guarantor.

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

(v) Warehouse Purchase Program. The Company acquired the Warehouse Purchase Program as part of the Merger.  The Warehouse Purchase Program allows unaffiliated mortgage originators (“Clients”) to close 1-4 family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors.  The Company's Clients are strategically targeted for their experienced management teams and analyzed for the expected profitability of each Client’s business model over the long term.  The Clients are located across the U.S. and originate mortgage loans primarily through traditional retail and/or wholesale business models using underwriting standards consistent with the United States government-sponsored enterprises, “Agencies” such as Fannie Mae, the private investors to which the mortgage loans are ultimately sold and the mortgage insurers.

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

Loan Maturities. The contractual maturity ranges of the Company’s loan portfolio by type of loan and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2020 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $53.8 million, loans held for sale of $46.8 million or Warehouse Purchase Program Loans of $2.84 billion at December 31, 2020.

	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$1,900,653	$1,292,232	$507,825	$3,700,710
Real estate:
Construction, land development and other land loans	440,405	415,325	1,101,421	1,957,151
1-4 family residential (includes home equity)	29,518	127,772	4,544,622	4,701,912
Commercial (includes multi-family residential)	482,602	1,397,688	4,231,819	6,112,109
Agriculture (includes farmland)	129,247	63,642	389,355	582,244
Consumer and other	103,972	112,209	141,283	357,464
Total	$3,086,397	$3,408,868	$10,916,325	$17,411,590
Loans with a predetermined interest rate	$1,588,391	$1,759,820	$4,352,072	$7,700,283
Loans with a floating interest rate	1,498,006	1,649,048	6,564,253	9,711,307
Total	$3,086,397	$3,408,868	$10,916,325	$17,411,590

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 73.2% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at December 31, 2020.  As of December 31, 2020 and 2019, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of December 31, 2020 and 2019, loans outstanding to directors, officers and their affiliates totaled $1.7 million and $4.2 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	As of and for the year ended December 31,
	2020	2019
	(Dollars in thousands)
Beginning balance on January 1	$4,152	$1,923
New loans	813	1
Transfers	—	2,500
Repayments	(3,233)	(272)
Ending balance	$1,732	$4,152

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

With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write downs or appropriate additions to the allowance for credit losses.

An aging analysis of past due loans, segregated by category of loan, is presented below:

	December 31, 2020
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$14,820	$236	$15,056	$1,262	$1,940,642	$1,956,960
Warehouse Purchase Program loans	—	—	—	—	2,842,379	2,842,379
Agriculture and agriculture real estate (includes farmland)	538	—	538	1,344	579,470	581,352
1-4 family (includes home equity) (1)	7,527	36	7,563	15,999	4,733,976	4,757,538
Commercial real estate (includes multi-family residential)	17,039	1,409	18,448	10,906	6,049,410	6,078,764
Commercial and industrial	14,383	—	14,383	16,084	3,643,733	3,674,200
Consumer and other	380	18	398	1,590	353,763	355,751
Total	$54,687	$1,699	$56,386	$47,185	$20,143,373	$20,246,944

	December 31, 2019
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$16,470	$—	$16,470	$1,142	$2,046,555	$2,064,167
Warehouse Purchase Program loans	—	—	—	—	1,552,762	1,552,762
Agriculture and agriculture real estate (includes farmland)	466	—	466	103	680,286	680,855
1-4 family (includes home equity) (1)	43,884	441	44,325	24,413	4,318,673	4,387,411
Commercial real estate (includes multi-family residential)	10,669	—	10,669	12,714	6,532,902	6,556,285
Commercial and industrial	7,249	—	7,249	16,809	3,181,537	3,205,595
Consumer and other	1,708	—	1,708	62	396,501	398,271
Total	$80,446	$441	$80,887	$55,243	$18,709,216	$18,845,346

(1)	Includes $46.8 million and $81.0 million of residential mortgage loans held for sale at December 31, 2020 and December 31, 2019, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Nonaccrual loans (1)	$47,185 (2)	$55,243 (2)	$13,147	$25,264	$31,642
Accruing loans 90 or more days past due	1,699	441	4,004	1,004	956
Total nonperforming loans	48,884	55,684	17,151	26,268	32,598
Repossessed assets	93	323	—	35	241
Other real estate	10,593	6,936	1,805	11,152	15,463
Total nonperforming assets	$59,570	$62,943	$18,956	$37,455	$48,302
Nonperforming assets to total loans and other real estate	0.29%	0.33%	0.18%	0.37%	0.50%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.34%	0.36%	0.18%	0.37%	0.50%

(1)	Includes troubled debt restructurings of $11.3 million, $13.6 million, $51 thousand, $53 thousand and $97 thousand for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(2)	There were no nonperforming or troubled debt restructurings of warehouse lines of credit or Warehouse Purchase Program loans for the periods presented.

The Company had $59.6 million in nonperforming assets at December 31, 2020 compared with $62.9 million at December 31, 2019 and $19.0 million at December 31, 2018. Nonperforming assets were 0.29% of total loans and other real estate at December 31, 2020 compared with 0.33% of total loans and other real estate at December 31, 2019 and 0.18% of total loans and other real estate at December 31, 2018. The nonperforming assets consisted of 208 separate credits or other real estate properties at December 31, 2020, compared with 232 at December 31, 2019 and 83 at December 31, 2018.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $3.3 million, $2.9 million and $1.7 million would have been recorded as income for the years ended December 31, 2020, 2019 and 2018, respectively. The Company had $47.2 million, $55.2 million and $13.1 million in nonaccrual loans at December 31, 2020, 2019 and 2018, respectively.

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

The following table presents loans by risk grade and category of loan and year of origination at December 31, 2020.

	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	84	13	221	—	—	318
Grade 3	815,574	451,745	123,791	126,322	13,795	47,700	100,261	6,196	1,685,384
Grade 4	86,004	85,397	37,627	13,988	9,788	6,212	10,064	—	249,080
Grade 5	15,470	2,644	821	76	—	114	—	—	19,125
Grade 6	—	—	—	—	—	1,250	—	—	1,250
Grade 7	—	—	1,194	—	68	—	—	—	1,262
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	162	109	270	—	—	—	—	541
Total	$917,048	$539,948	$163,542	$140,740	$23,664	$55,497	$110,325	$6,196	$1,956,960

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$2,041	$431	$165	$178	$—	$—	$8,974	$—	$11,789
Grade 2	35	—	—	348	4	1,422	12	—	1,821
Grade 3	114,381	70,877	55,148	40,940	44,867	85,552	83,868	253	495,886
Grade 4	13,560	5,500	5,499	2,941	4,041	16,945	11,967	—	60,453
Grade 5	2,086	2,368	207	—	—	—	1,950	—	6,611
Grade 6	892	44	415	—	186	178	—	—	1,715
Grade 7	147	352	4	—	—	840	—	—	1,343
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	966	201	284	—	—	283	—	—	1,734
Total	$134,108	$79,773	$61,722	$44,407	$49,098	$105,220	$106,771	$253	$581,352

1-4 Family (includes Home Equity) (1)
Grade 1	$117	$—	$—	$—	$—	$—	$—	$—	$117
Grade 2	284	311	970	543	248	7,089	1,132	—	10,577
Grade 3	1,398,380	852,647	556,909	429,763	419,427	796,252	125,696	2,698	4,581,772
Grade 4	9,426	23,574	29,797	27,826	16,199	33,677	2,384	—	142,883
Grade 5	138	160	156	90	832	1,789	-	—	3,165
Grade 6	23	38	3	330	397	1,497	—	—	2,288
Grade 7	179	1,631	1,421	2,956	1,757	6,623	484	—	15,051
Grade 8	—	—	—	—	8	84	—	—	92
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	225	1,368	—	-	1,593
Total	$1,408,547	$878,361	$589,256	$461,508	$439,093	$848,379	$129,696	$2,698	$4,757,538

	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	9,843	1,978	—	7,194	197	1,131	—	—	20,343
Grade 3	656,086	885,375	898,919	700,169	430,864	933,541	70,981	1,701	4,577,636
Grade 4	123,201	108,188	187,466	191,536	135,815	320,069	8,376	—	1,074,651
Grade 5	35,160	15,046	55,195	36,770	31,307	56,043	2,655	—	232,176
Grade 6	20,613	170	1,239	12,990	31,565	4,186	—	—	70,763
Grade 7	18	—	1,219	15	7,312	849	1,462	—	10,875
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	53,713	15,778	5,265	—	—	17,564	—	—	92,320
Total	$898,634	$1,026,535	$1,149,303	$948,674	$637,060	$1,333,383	$83,474	$1,701	$6,078,764

Commercial and Industrial
Grade 1	$971,512	$4,638	$3,735	$799	$815	$—	$23,014	$—	$1,004,513
Grade 2	3,024	9,786	17,292	1,217	1,401	952	32,609	—	66,281
Grade 3	502,706	292,609	239,743	102,332	68,380	139,912	713,431	1,595	2,060,708
Grade 4	62,407	68,550	49,214	7,424	8,941	9,117	159,062	2,880	367,595
Grade 5	8,381	24,881	4,147	1,411	186	1,915	9,326	649	50,896
Grade 6	1,752	90	233	250	1,147	1,784	8,623	194	14,073
Grade 7	746	361	10,615	147	971	313	20,521	—	33,674
Grade 8	—	—	—	—	6	—	—	—	6
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	22,992	20,574	19,569	10,526	—	118	2,675	—	76,454
Total	$1,573,520	$421,489	$344,548	$124,106	$81,847	$154,111	$969,261	$5,318	$3,674,200

Consumer and Other
Grade 1	$34,058	$7,732	$3,245	$2,134	$1,264	$121	$1,614	$55	$50,223
Grade 2	1,304	650	395	30,946	1,518	—	922	—	35,735
Grade 3	75,205	43,580	27,083	12,022	6,291	7,750	56,673	32	228,636
Grade 4	6,402	171	1,293	73	60	113	12,574	—	20,686
Grade 5	14	—	65	18	—	—	9,997	—	10,094
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	1,534	48	3	—	19	—	—	1,604
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	3,500	—	—	—	—	—	—	5,273	8,773
Total	$120,483	$53,667	$32,129	$45,196	$9,133	$8,003	$81,780	$5,360	$355,751

	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	2,842,379	—	—	—	—	—	—	—	2,842,379
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$2,842,379	$—	$—	$—	$—	$—	$—	$—	$2,842,379

Total
Grade 1	$1,007,728	$12,801	$7,145	$3,111	$2,079	$121	$33,602	$55	$1,066,642
Grade 2	14,490	12,725	18,657	40,332	3,381	10,815	34,675	—	135,075
Grade 3	6,404,711	2,596,833	1,901,593	1,411,548	983,624	2,010,707	1,150,910	12,475	16,472,401
Grade 4	301,000	291,380	310,896	243,788	174,844	386,133	204,427	2,880	1,915,348
Grade 5	61,249	45,099	60,591	38,365	32,325	59,861	23,928	649	322,067
Grade 6	23,280	342	1,890	13,570	33,295	8,895	8,623	194	90,089
Grade 7	1,090	3,878	14,501	3,121	10,108	8,644	22,467	—	63,809
Grade 8	—	—	—	—	14	84	—	—	98
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	81,171	36,715	25,227	10,796	225	19,333	2,675	5,273	181,415
Total	$7,894,719	$2,999,773	$2,340,500	$1,764,631	$1,239,895	$2,504,593	$1,481,307	$21,526	$20,246,944

(1)	Includes $46.8 million of residential mortgage loans held for sale at December 31, 2020.

Allowance for Credit Losses. On January 1, 2020, the Company adopted CECL. Upon adoption of CECL, all loans accounted for under ASC 310-20 were included in the allowance for credit losses methodology, with no offset provided for any remaining fair value marks. In addition, all loans previously accounted for under ASC 310-30 had their credit marks reclassified to be included in the allowance for credit losses.

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of December 31, 2020 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance or provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

The Company’s allowance for credit losses consists of two components: (1) a specific valuation allowance based on probable losses on specifically identified loans and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company.

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

In determining the amount of the general valuation allowance, management considers factors such as historical lifetime loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions, and other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 326, “Financial Instruments – Credit Losses.” Historical lifetime loan loss experience is determined by utilizing an open-pool (“cumulative loss rate”) methodology. Adjustments to the historical lifetime loan loss experience are made for differences in current loan pool risk characteristics such as portfolio concentrations, delinquency, non-accrual, and watch list levels, as well as changes in current and forecasted economic conditions such as unemployment rates, property and collateral values, and other indices relating to economic activity. The utilization of reasonable and supportable forecasts includes an immediate reversion to lifetime historical loss rates. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The Company uses this information to establish the amount of the general valuation allowance.

A change in the allowance for credit losses can be attributable to several factors, most notably (1) specific reserves identified for impaired loans and PCD loans, (2) historical lifetime credit loss information, (3) changes in current and forecasted environmental factors and (4) growth in the balance of loans.

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

Non-PCD loans that were not deemed impaired subsequent to the acquisition date are considered non-impaired and are evaluated as part of the general valuation allowance. Non-PCD loans that have become impaired subsequent to acquisition are assessed for the specific valuation allowance.

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

PCD loans are individually monitored on a quarterly basis to assess for changes in expected cash flows subsequent to acquisition. If a deterioration in cash flows is identified, an additional provision for credit losses is made. PCD loans were recorded at their acquisition date fair values, which were based on expected cash flows and included estimates of expected future credit losses. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses.

The following tables detail the activity in the allowance for credit losses by category of loan for the years ended December 31, 2020, 2019 and 2018, respectively.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance, prior to adoption of ASU 2016-13	$14,654	$2,971	$15,277	$12,332	$40,445	$1,790	$87,469
Impact of adoption ASU 2016-13	14,075	2,797	8,267	48,990	139,624	26,785	240,538
Provision for credit losses	16,513	2,031	23,301	27,756	(38,667)	(10,934)	20,000
Charge-offs	(654)	(62)	(2,674)	(1,302)	(26,011)	(4,867)	(35,570)
Recoveries	304	87	384	81	1,404	1,371	3,631
Net charge-offs	(350)	25	(2,290)	(1,221)	(24,607)	(3,496)	(31,939)
Balance December 31, 2020	$44,892	$7,824	$44,555	$87,857	$116,795	$14,145	$316,068

Allowance for credit losses:
Balance January 1, 2019	$15,582	$3,693	$14,135	$11,220	$40,223	$1,587	$86,440
Provision for credit losses	(933)	(1,694)	1,161	1,363	1,106	3,297	4,300
Charge-offs	(63)	(358)	(47)	(255)	(3,073)	(4,061)	(7,857)
Recoveries	68	1,330	28	4	2,189	967	4,586
Net charge-offs	5	972	(19)	(251)	(884)	(3,094)	(3,271)
Balance December 31, 2019	$14,654	$2,971	$15,277	$12,332	$40,445	$1,790	$87,469

Allowance for credit losses:
Balance January 1, 2018	$14,815	$3,772	$14,490	$10,628	$38,810	$1,526	$84,041
Provision for credit losses	985	(352)	69	2,104	10,448	3,096	16,350
Charge-offs	(246)	(25)	(497)	(1,523)	(11,296)	(4,186)	(17,773)
Recoveries	28	298	73	11	2,261	1,151	3,822
Net charge-offs	(218)	273	(424)	(1,512)	(9,035)	(3,035)	(13,951)
Balance December 31, 2018	$15,582	$3,693	$14,135	$11,220	$40,223	$1,587	$86,440

The allowance for credit losses as of December 31, 2020 totaled $316.1 million or 1.56% of total loans, including acquired loans with discounts, an increase of $228.6 million or 261.3% compared to the allowance for credit losses totaling $87.5 million or 0.46% of total loans, including acquired loans with discounts, for December 31, 2019. The increase in allowance for credit losses was primarily due to $240.5 million related to the Company’s adoption of CECL. The increase in allowance for credit losses was additionally driven by the anticipated impact of the COVID-19 pandemic, elevated unemployment levels and other internal and external environment factors, which resulted in a provision for credit losses of $20.0 million for the year ended December 31, 2020.  Net charge-offs were $31.9 million for the year ended December 31, 2020. Net charge-offs for the year ended December 31, 2020 included $25.7 million related to resolved PCD loans that had specific reserves of $53.8 million, of which $25.7 million was allocated to the charge-offs and $28.1 million moved to the general reserve. Paycheck Protection Program (“PPP”) loans totaling $963.2 million as of December 31, 2020, are fully guaranteed by the SBA and do not carry an allowance.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of December 31, 2020, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposures, compared with $5.6 million as of December 31, 2019. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of December 31, 2020, the Company had $1.69 billion in commitments expected to fund.

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Under ASC Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications for identification as troubled debt restructurings. At December 31, 2020 and 2019, the Company had $11.3 million and $13.6 million, respectively, in outstanding troubled debt restructurings.  The following table presents information regarding the recorded investment at December 31, 2020 and 2019 of loans modified in a troubled debt restructuring during the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020			2019
	Number of Loans	Recorded Investment at Date of Restructure	Recorded Investment at Year-End	Number of Loans	Recorded Investment at Date of Restructure	Recorded Investment at Year-End
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate (includes farmland)	—	—	—	—	—	—
1-4 Family (includes home equity)	—	—	—	—	—	—
Commercial real estate (commercial mortgage and multi-family)	—	—	—	—	—	—
Commercial and industrial	—	—	—	2	15,249	13,559
Consumer and other	—	—	—	1	3	1
Total	—	$—	$—	3	$15,252	$13,560

As of December 31, 2020, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications generally relate to extending the amortization periods of the loans, which includes loans modified during bankruptcy.

For the year ended December 31, 2020, the Company did not add any new troubled debt restructurings. For the year ended December 31, 2019, the Company added three loans totaling $15.3 million as new troubled debt restructurings, of which $13.6 million remained outstanding at December 31, 2019. There were no charge-offs related to restructured loans for the year ended December 31, 2020 and 2019.

Under the CARES Act and the CAA, banks may deem that loan modifications do not result in troubled debt restructurings if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the COVID-19 national emergency declaration by the President of the United States or (B) January 1, 2022. Additionally, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40 and federal banking agencies’ interagency guidance. These modifications include modifications such as principal and interest payment deferrals, temporary interest only payment terms, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The Company's troubled debt restructurings in the above table do not include loan modifications related to COVID-19. Beginning in mid-March of 2020, the Company began offering deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis. As of December 31, 2020, the Company had approximately $328.0 million in outstanding loans subject to deferral and modification agreements.

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

The following tables present fair values for assets measured at fair value on a recurring basis:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$612,334	$—	$612,334
Mortgage-backed securities	—	39,180	—	39,180
Total available for sale securities	—	651,514	—	651,514

Derivative financial instruments:
Loan customer counterparty	—	11,912	—	11,912
Financial institution counterparty	—	—	—	—
Liabilities:
Derivative financial instruments:
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	11,912	—	11,912

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$471	$—	$471
Collateralized mortgage obligations	—	235,773	—	235,773
Mortgage-backed securities	—	51,419	—	51,419
Total available for sale securities	—	287,663	—	287,663

Derivative financial instruments:
Interest rate lock commitments	$—	$305	$—	$305
Forward mortgage-backed securities trades	—	3	—	3
Loan customer counterparty	—	4,829	—	4,829
Financial institution counterparty	—	240	—	240
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	83	—	83
Loan customer counterparty	—	240	—	240
Financial institution counterparty	—	4,829	—	4,829

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale, and impaired loans. For the year ended December 31, 2020, the Company had additions to other real estate owned of $16.0 million, of which $10.6 million were outstanding as of December 31, 2020. For the year ended December 31, 2020, the Company had additions to impaired loans of $30.4 million, of which $16.0 million were outstanding as of December 31, 2020. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2020 and remained outstanding at December 31, 2020 were not significant.

The following tables summarize the carrying values and estimated fair values of certain financial instruments not recorded at fair value on a recurring basis:

	As of December 31, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,342,996	$1,342,996	$—	$—	$1,342,996
Federal funds sold	553	553	—	—	553
Held to maturity securities	7,891,306	—	8,039,142	—	8,039,142
Loans held for sale	46,777	—	46,777	—	46,777
Loans held for investment, net of allowance	17,041,720	—	—	17,118,745	17,118,745
Loans held for investment - Warehouse Purchase Program	2,842,379	—	2,842,379	—	2,842,379
Other real estate owned	10,593	—	10,593	—	10,593
Liabilities
Deposits:
Noninterest-bearing	$9,151,233	$—	$9,151,233	$—	$9,151,233
Interest-bearing	18,209,259	—	18,227,623	—	18,227,623
Other borrowings	—	—	—	—	—
Securities sold under repurchase agreements	389,583	—	389,595	—	389,595

	As of December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$573,589	$573,589	$—	$—	$573,589
Federal funds sold	519	519	—	—	519
Held to maturity securities	8,282,393	—	8,303,851	—	8,303,851
Loans held for sale	80,959	—	80,959	—	80,959
Loans held for investment, net of allowance	17,124,156	—	—	17,045,523	17,045,523
Loans held for investment - Warehouse Purchase Program	1,552,762	—	1,552,762	—	1,552,762
Other real estate owned	6,936	—	6,936	—	6,936
Liabilities
Deposits:
Noninterest-bearing	$7,763,894	$—	$7,763,894	$—	$7,763,894
Interest-bearing	16,435,838	—	16,437,453	—	16,437,453
Other borrowings	1,303,730	—	1,303,941	—	1,303,941
Securities sold under repurchase agreements	377,294	—	377,302	—	377,302
Subordinated notes	125,804	—	125,743	—	125,743

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

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2020. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2020	2019
	(Dollars in thousands)
Land	$117,213	$109,236
Buildings	246,545	256,009
Furniture, fixtures and equipment	91,185	88,186
Construction in progress	6,671	3,477
Total	461,614	456,908
Less accumulated depreciation	(138,042)	(130,076)
Premises and equipment, net	$323,572	$326,832

Depreciation expense was $18.2 million, $13.7 million and $12.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

9. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2020 were as follows (dollars in thousands):

Three months or less	$555,136	25.0%
Over three through six months	1,220,702	55.1
Over six through 12 months	378,323	17.1
Over 12 months	62,848	2.8
Total	$2,217,009	100.0%

Interest expense for certificates of deposit in excess of $100,000 was $38.6 million, $27.8 million and $13.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, the Company had $43.7 million deposits classified as brokered deposits for regulatory purposes, and there are no major concentrations of deposits with any one depositor.

10. OTHER BORROWINGS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2020 and 2019:

	December 31,
	2020	2019
	(Dollars in thousands)
FHLB advances	$—	$1,300,000
FHLB long-term notes payable	—	3,730
Total other borrowings	—	1,303,730
Securities sold under repurchase agreements	389,583	377,294
Subordinated notes - Fixed to floating rate notes maturing on December 1, 2025	—	125,804
Total	$389,583	$1,806,828

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2020, the Company had total funds of $8.45 billion available under this line. At December 31, 2020, the Company had no FHLB advances and long-term notes payable.

Securities sold under repurchase agreements with Company customers—At December 31, 2020, the Company had $389.6 million in securities sold under repurchase agreements compared with $377.3 million at December 31, 2019, an increase of $12.3 million or 3.3%, with weighted average rates paid of 0.44% and 1.10% for the years ended December 31, 2020 and 2019, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $5.4 million of repurchase agreements outstanding at December 31, 2020 have maturity dates ranging from 6 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Subordinated notes—On November 30, 2020, the Company redeemed the $125.0 million in subordinated notes assumed in the Merger. The redemption was funded by dividends from Prosperity Bank.  Accordingly, as of December 31, 2020, the Company had no subordinated notes outstanding compared with $125.8 million outstanding at December 31, 2019.

11. INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Current	$91,314	$113,073	$74,346
Deferred	24,816	(26,417)	6,877
Total	$116,130	$86,656	$81,223

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 21% for 2020, 2019 and 2018 to income before income taxes as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Taxes calculated at statutory rate	$135,457	$88,055	$84,637
Increase (decrease) resulting from:
Excess FMV on restricted stock vesting	52	(126)	(418)
Certain compensation >$1 million	615	628	651
Non deductible compensation	873	357	—
Tax-exempt interest	(2,455)	(2,851)	(3,504)
Qualified School Construction Bond credit	(1,453)	(1,534)	(1,608)
Non taxable death benefits	(286)	(464)	(56)
BOLI income	(1,208)	(1,140)	(1,110)
State tax, net	2,230	1,629	1,482
Other, net	2,450	2,102	1,149
Net operating loss carryback	(20,145)	—	—
Total	$116,130	$86,656	$81,223

Year-end deferred taxes are presented in the table below. As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, deferred taxes as of December 31, 2020 and 2019 are based on the U.S. statutory federal corporate income tax rate of 21%.

	December 31,
	2020	2019
	(Dollars in thousands)
Deferred tax assets:
Loan purchase discounts	$11,298	$58,264
Allowance for credit losses	66,374	18,206
Accrued liabilities	3,759	4,193
Restricted stock	6,964	5,090
CECL unfunded loans	6,289	—
Deferred compensation	2,317	3,042
Certificates of Deposit	360	1,640
Net operating losses	2	44
Other	13	1,412
Total deferred tax assets	97,376	91,891
Deferred tax liabilities:
Goodwill and core deposit intangibles	(37,057)	(38,226)
Bank premises and equipment	(9,968)	(8,890)
Securities	(36)	(158)
Unrealized gain on available for sale securities	(204)	(160)
Prepaid expenses	(1,216)	(1,555)
Deferred loan fees and costs	(3,211)	(5,958)
Investments in partnerships	(1,381)	(90)
Total deferred tax liabilities	(53,073)	(55,037)
Net deferred tax assets	$44,303	$36,854

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2020.

Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no tax positions at December 31, 2020 or December 31, 2019 that did not meet the more-likely-than not recognition threshold. ASC Topic 740 “Income Taxes” also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2020, and 2019, the Company has not accrued any interest and penalties related to unrecognized tax benefits. The Company has identified its federal tax return and its state tax returns in Texas, Oklahoma, Arkansas, Colorado, Florida, Idaho, Maryland, New Mexico, New York and Washington as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal return are the 2017 through 2020 tax years. The Company has assumed net operating loss carryforwards, “acquired NOL”, through its acquisitions. The tax periods of the acquired entities from which these acquired NOLs originated are considered open years for purposes of adjusting the amount of the acquired NOLs used in the Company’s open years. Net operating loss carryforwards expire in tax years beginning in 2030 through 2031.

The CARES Act. The CARES Act permits a five-year carryback period for NOLs, which allowed the Company to generate an anticipated tax refund and income tax benefit resulting from the tax rate differential between the current statutory tax rate of 21% and the 35% statutory tax rate in prior years during the carryback period. Pursuant to this provision of the CARES Act, the Company recorded a federal current benefit for taxes on income during the year ended December 31, 2020 due to the NOL generated in 2019 by LegacyTexas that were used to offset taxable income generated between 2014 and 2017 taxed at 35% resulting in a tax benefit of $20.1 million, which is included in provision for income taxes in the accompanying condensed consolidated statements of income. This caused a reduction in the effective tax rate during the year ended December 31, 2020. As a result of the NOL carryback, there was a reduction in the Company’s deferred tax assets of $30.2 million during the year ended December 31, 2020.

12. STOCK INCENTIVE PROGRAMS

At December 31, 2020, the Company had two stock-based employee compensation plans with awards outstanding. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The Company recognized stock-based compensation expense of $12.6 million, $10.6 million and $10.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. There was approximately $2.0 million, $1.7 million and $2.0 million of income tax benefit recorded for the stock-based compensation expense for the same periods, respectively.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), subject to approval by the Company’s shareholders. The Company’s shareholders approved the 2020 Plan at the annual meeting of shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of December 31, 2020, 26,231 shares of unvested restricted stock have been granted under the 2020 Plan.

On February 22, 2012, Bancshares’ Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders on April 17, 2012. The 2012 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of December 31, 2020, a total of 370,313 shares of common stock had been issued pursuant to vested awards and 487,812 shares of unvested restricted stock had been granted under the 2012 Plan prior to the adoption of the 2020 Plan by the Company’s shareholders. The Company does not plan to make any further awards pursuant to the 2012 Plan.

Stock Options

Stock options are issued at the current market price on the date of the grant, subject to a pre-determined vesting period with a contractual term of 10 years. Options assumed in connection with acquisitions have contractual terms as established in the original option grant agreements entered into prior to acquisition. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes pricing model utilizes certain assumptions including expected life of the option, risk free interest rate, volatility and dividend yield. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. There were no options issued for the years ended December 31, 2020, 2019 and 2018 and the Company had no options outstanding at December 31, 2020.

The Company received no cash from the exercise of stock options during the year ended December 31, 2020 and 2019, as all options vested prior to 2017. There was no tax benefit realized from exercises of the stock-based compensation arrangements during the years ended December 31, 2020, 2019 and 2018.

Restricted Stock

The Company has granted shares of restricted stock pursuant to the 2012 Plan and 2020 Plan. These shares of restricted stock generally vest over a period of one to five years. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period. Compensation expense related to restricted stock was $12.6 million, $10.6 million and $10.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

A summary of the status of nonvested shares of restricted stock as of December 31, 2020, and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, December 31, 2019	520	$72.27
Share awards granted	26	62.40
Unvested share awards forfeited	(8)	72.73
Share awards vested	(24)	68.30
Nonvested share awards outstanding, December 31, 2020	514	$71.88

The total fair value of restricted stock awards that fully vested during the year ended December 31, 2020 was $1.4 million.

As of December 31, 2020, there was $32.5 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.87 years.

13. OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense totals are more fully detailed in the following tables. Any components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented, as well as amounts the Company elected to present, are stated separately.

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Other noninterest income
Banking related service fees	$6,525	$5,973	$6,143
Bank Owned Life Insurance (BOLI)	5,754	5,426	5,284
Rental income	1,348	1,412	1,698
Other	15,161	13,604	8,644
Total	$28,788	$26,415	$21,769
Other noninterest expense
Advertising	$3,486	$3,207	$2,838
Losses	3,251	1,576	1,805
Printing and supplies	3,075	2,354	2,392
Professional and legal fees	9,034	5,577	6,041
Property taxes	9,343	8,179	7,779
Travel and development	5,317	5,314	4,658
Other	17,171	11,506	10,301
Total	$50,677	$37,713	$35,814

14. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Code and excluding catch-up contributions. Such matching contributions were approximately $7.4 million, $5.4 million and $4.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

15. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The Company’s off-balance sheet and leases as of December 31, 2020 are summarized below.

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of December 31, 2020 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$96,885	$6,538	$703	$—	$104,126
Unused capacity on Warehouse Purchase Program loans	1,063,621	—	—	—	1,063,621
Commitments to extend credit	1,821,925	728,513	300,698	1,195,229	4,046,365
Total	$2,982,431	$735,051	$301,401	$1,195,229	$5,214,112

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

At December 31, 2020, $460.6 million of commitments to extend credit and standby letters of credit have fixed rates ranging from 0.15% to 21.0%.

The Company evaluates customer creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company’s consolidated statement of income. At December 31, 2020 and 2019, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in “Allowance for credit losses on off-balance sheet credit exposures” on the Company’s consolidated balance sheet, totaled $29.9 million and $5.6 million, respectively.

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 19 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. As of December 31, 2020, operating lease ROU assets and lease liabilities were approximately $57 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of December 31, 2020, the weighted average remaining lease terms of the Company’s operating leases were 7.1 years. The weighted average discount rate used to determine the lease liabilities as of December 31, 2020 for the Company’s operating leases was 2.27%. Cash paid for the Company’s operating leases for the year ended December 31, 2020 and 2019 was $14.3 million and $6.8 million, respectively. During the year ended December 31, 2020, the Company obtained $11.2 million in ROU assets in exchange for lease liabilities for 8 operating leases.

The Company’s future undiscounted cash payments associated with its operating leases as of December 31, 2020 are summarized below (dollars in thousands).

2021	$11,080
2022	10,555
2023	9,807
2024	8,885
2025	8,493
Thereafter	20,568
Total undiscounted lease payments	$69,388

The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2019 (dollars in thousands):

2020	$10,137
2021	9,169
2022	8,641
2023	7,998
2024	7,119
Thereafter	24,996
Total non-cancelable lease payments	$68,060

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all operating lease obligations aggregated approximately $13.7 million for the year ended December 31, 2020, $7.2 million for the year ended December 31, 2019 and $6.1 million for the year ended December 31, 2018.

Litigation—The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. After consultations with legal counsel, the Company and the Bank believe that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

16. OTHER COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2020			2019			2018
	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income:
Securities available for sale:
Change in unrealized gain during the period	$212	$(45)	$167	$370	$(78)	$292	$535	$(112)	$423
Total securities available for sale	212	(45)	167	370	(78)	292	535	(112)	423
Total other comprehensive income	$212	$(45)	$167	$370	$(78)	$292	$535	$(112)	$423

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2020	$602	$602
Other comprehensive income	167	167
Balance at December 31, 2020	$769	$769
Balance at January 1, 2019	$310	$310
Other comprehensive income	292	292
Balance at December 31, 2019	$602	$602
Balance at January 1, 2018	$(113)	$(113)
Other comprehensive income	423	423
Balance at December 31, 2018	$310	$310

17. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$—	$—	$—	$9,438	$305	$—
Forward mortgage-backed securities trades	—	—	—	40,750	3	83
Commercial loan interest rate swaps and caps:
Loan customer counterparty	224,684	11,912	—	231,345	4,829	240
Financial institution counterparty	224,684	—	11,912	231,345	240	4,829

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at December 31, 2020 and 2019 are presented in the following table.

	Weighted-Average Interest Rate
	December 31, 2020		December 31, 2019
	Received	Paid	Received	Paid
Loan customer counterparty	2.83%	0.79%	3.42%	2.86%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $11.9 million and $4.8 million at December 31, 2020 and 2019, respectively.  This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was zero at December 31, 2020.  A credit support annex is in place and allows the Company to call collateral from upstream financial institution counter-parties.  Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values.  The Company’s cash collateral pledged for interest rate swaps was $13.8 million and $9.3 million at December 31, 2020 and 2019, respectively.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in net gain on sale of mortgage loans.  These gains and losses were not attributable to instrument-specific credit risk.   For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations.  Income (loss) for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
Derivatives not designated as hedging instruments	2020	2019	2018
Interest rate lock commitments	$(305)	$(154)	$—
Forward mortgage-backed securities trades	(2,398)	(1,210)	—

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

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios of CET1, Tier 1 and Total capital to risk weighted assets, and of Tier 1 capital to adjusted quarterly average assets as defined in the regulations. As of December 31, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject.

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

As of December 31, 2020, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification which management believes have changed the Bank’s category. To be categorized as well capitalized the Bank must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios as set forth in the table below.

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2020 and 2019:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer for 2020		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2020
CET1 Capital (to Risk Weighted Assets)	$2,945,102	13.74%	$964,429	4.50%	$1,500,222	7.000%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	2,945,102	13.74%	1,285,905	6.00%	1,821,698	8.500%	N/A	N/A
Total Capital (to Risk Weighted Assets)	3,050,578	14.23%	1,714,540	8.00%	2,250,333	10.500%	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	2,945,102	9.67%	1,218,871	4.00%	1,218,871	4.000%	N/A	N/A
As of December 31, 2019
CET1 Capital (to Risk Weighted Assets)	$2,678,097	12.30%	$979,957	4.50%	$1,524,377	7.000%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	2,678,097	12.30%	1,306,609	6.00%	1,851,029	8.500%	N/A	N/A
Total Capital (to Risk Weighted Assets)	2,765,566	12.70%	1,742,145	8.00%	2,286,565	10.500%	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	2,678,097	10.42%	1,027,952	4.00%	1,027,952	4.000%	N/A	N/A
BANK ONLY:
As of December 31, 2020
CET1 Capital (to Risk Weighted Assets)	$2,923,345	13.64%	$964,123	4.50%	$1,499,747	7.000%	$1,392,622	6.50%
Tier 1 Capital (to Risk Weighted Assets)	2,923,345	13.64%	1,285,497	6.00%	1,821,121	8.500%	1,713,996	8.00%
Total Capital (to Risk Weighted Assets)	3,028,821	14.14%	1,713,996	8.00%	2,249,620	10.500%	2,142,495	10.00%
Tier 1 Capital (to Average Tangible Assets)	2,923,345	9.58%	1,220,705	4.00%	1,220,705	4.000%	1,525,882	5.00%
As of December 31, 2019
CET1 Capital (to Risk Weighted Assets)	$2,718,799	12.49%	$979,677	4.50%	$1,523,941	7.000%	$1,415,088	6.50%
Tier 1 Capital (to Risk Weighted Assets)	2,718,799	12.49%	1,306,235	6.00%	1,850,500	8.500%	1,741,647	8.00%
Total Capital (to Risk Weighted Assets)	2,806,267	12.89%	1,741,647	8.00%	2,285,912	10.500%	2,177,059	10.00%
Tier 1 Capital (to Average Tangible Assets)	2,718,799	10.58%	1,028,111	4.00%	1,028,111	4.000%	1,285,139	5.00%

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends declared to be paid by Bancshares during the years ended December 31, 2020, 2019 and 2018 were $173.8 million, $128.9 million and $104.1 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2020, 2019 and 2018 were $351.2 million, $551.7 million and $101.0 million, respectively.

19. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2020	2019
	(Dollars in thousands)
ASSETS
Cash	$7,246	$73,440
Investment in subsidiary	6,104,929	6,007,554
Goodwill	3,982	3,982
Other assets	14,512	12,846
TOTAL	$6,130,669	$6,097,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$—	$1,183
Subordinated notes	—	125,804
Total liabilities	—	126,987
SHAREHOLDERS’ EQUITY:
Common stock	92,571	94,746
Capital surplus	3,634,140	3,734,519
Retained earnings	2,403,189	2,140,968
Unrealized gain on available for sale securities, net of tax	769	602
Total shareholders’ equity	6,130,669	5,970,835
TOTAL	$6,130,669	$6,097,822

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiary	$351,213	$551,730	$101,000
Other income	22	31	30
Total income	351,235	551,761	101,030
OPERATING EXPENSE:
Subordinated notes and trust preferred interest expense	5,498	1,075	—
Stock based compensation expense (includes restricted stock)	12,607	10,606	10,488
Merger related expenses	—	5,234	—
Other expenses	1,495	2,113	538
Total operating expense	19,600	19,028	11,026
INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	331,635	532,733	90,004
FEDERAL INCOME TAX BENEFIT	7,202	2,856	2,834
INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	338,837	535,589	92,838
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	190,067	(203,037)	228,974
NET INCOME	$528,904	$332,552	$321,812

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net income	$528,904	$332,552	$321,812
Other comprehensive income, before tax:
Securities available for sale:
Change in unrealized gains during the period	212	370	535
Total other comprehensive income	212	370	535
Deferred tax expense related to other comprehensive income	(45)	(78)	(112)
Other comprehensive income, net of tax	167	292	423
Comprehensive income	$529,071	$332,844	$322,235

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$528,904	$332,552	$321,812
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(190,067)	203,037	(228,974)
Stock based compensation expense (includes restricted stock)	12,607	10,606	10,488
(Increase) decrease in other assets	(1,667)	2,078	(730)
(Decrease) increase in accrued interest payable and other liabilities	(1,987)	2,532	—
Net cash provided by operating activities	347,790	550,805	102,596
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	—	(240,439)	—
Net cash used in investing activities	—	(240,439)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of junior subordinated debentures	(125,000)	(15,613)	—
Repurchase of common stock	(115,161)	(94,484)	—
Payments of cash dividends	(173,823)	(128,900)	(104,053)
Net cash used in financing activities	(413,984)	(238,997)	(104,053)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(66,194)	71,369	(1,457)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	73,440	2,071	3,528
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,246	$73,440	$2,071