Form 10-Q
period 2021-03-31
PROSPERITY BANCSHARES INC
filed 2021-05-06
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

As of May 3, 2021, there were 92,939,039 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$1,947,235	$1,342,996
Federal funds sold	8,986	553
Total cash and cash equivalents	1,956,221	1,343,549
Available for sale securities, at fair value	638,355	651,514
Held to maturity securities, at cost (fair value of $9,529,602 and $8,039,142, respectively)	9,449,647	7,891,306
Total securities	10,088,002	8,542,820
Loans held for sale	20,991	46,777
Loans held for investment	17,345,506	17,357,788
Loans held for investment - Warehouse Purchase Program	2,272,389	2,842,379
Total loans	19,638,886	20,246,944
Less: allowance for credit losses on loans	(307,210)	(316,068)
Loans, net	19,331,676	19,930,876
Accrued interest receivable	76,634	82,068
Goodwill	3,231,636	3,231,636
Core deposit intangibles, net	70,304	73,235
Bank premises and equipment, net	326,970	323,572
Other real estate owned	462	10,593
Bank owned life insurance (BOLI)	324,378	324,356
Federal Home Loan Bank of Dallas stock	8,901	8,901
Other assets	143,234	187,669
TOTAL ASSETS	$35,558,418	$34,059,275
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$9,820,445	$9,151,233
Interest-bearing	18,942,660	18,209,259
Total deposits	28,763,105	27,360,492
Fed funds purchased and other borrowings	—	—
Securities sold under repurchase agreements	377,106	389,583
Subordinated notes	—	—
Accrued interest payable	2,385	3,462
Allowance for credit losses on off-balance sheet credit exposures	29,947	29,947
Other liabilities	164,029	145,122
Total liabilities	29,336,572	27,928,606
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 92,928,539 shares issued and outstanding at March 31, 2021; 92,570,789 shares issued and outstanding at December 31, 2020	92,929	92,571
Capital surplus	3,637,188	3,634,140
Retained earnings	2,490,963	2,403,189
Accumulated other comprehensive income —net unrealized gain on available for sale securities, net of tax expense of $204 and $205, respectively	766	769
Total shareholders’ equity	6,221,846	6,130,669
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,558,418	$34,059,275

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$233,075	$247,243
Securities	38,677	48,282
Federal funds sold and other earning assets	351	713
Total interest income	272,103	296,238
INTEREST EXPENSE:
Deposits	17,362	35,018
Other borrowings	—	2,932
Securities sold under repurchase agreements	159	757
Subordinated notes	—	1,500
Total interest expense	17,521	40,207
NET INTEREST INCOME	254,582	256,031
PROVISION FOR CREDIT LOSSES	—	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	254,582	256,031
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	6,687	9,443
Credit card, debit card and ATM card income	8,031	7,474
Service charges on deposit accounts	5,978	6,104
Trust income	2,837	2,662
Mortgage income	3,307	2,010
Brokerage income	711	650
Net loss on sale or write down of assets	(79)	(385)
Other	6,536	6,430
Total noninterest income	34,008	34,388
NONINTEREST EXPENSE:
Salaries and employee benefits	80,037	77,282
Net occupancy and equipment	7,833	8,980
Credit and debit card, data processing and software amortization	8,233	11,421
Regulatory assessments and FDIC insurance	2,670	2,078
Core deposit intangibles amortization	2,931	3,363
Depreciation	4,540	4,768
Communications	2,899	3,195
Net other real estate income	(643)	(84)
Merger related expenses	—	544
Other	10,576	13,194
Total noninterest expense	119,076	124,741
INCOME BEFORE INCOME TAXES	169,514	165,678
PROVISION FOR INCOME TAXES	36,205	34,830
NET INCOME	$133,309	$130,848
EARNINGS PER SHARE:
Basic	$1.44	$1.39
Diluted	$1.44	$1.39

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
Net income	$133,309	$130,848
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized losses during the period	(4)	(4,183)
Total other comprehensive loss	(4)	(4,183)
Deferred tax benefit related to other comprehensive loss	1	878
Other comprehensive loss, net of tax	(3)	(3,305)
Comprehensive income	$133,306	$127,543

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2019	94,746,019	$94,746	$3,734,519	$2,140,968	$602	$5,970,835
Cumulative change in accounting principle upon adoption of ASU 2016-13(1) and other				(92,860)		(92,860)
BALANCE AT JANUARY 1, 2020 (AS ADJUSTED FOR CHANGE IN ACCOUNTING STANDARD)	94,746,019	94,746	3,734,519	2,048,108	602	5,877,975
Net income				130,848		130,848
Other comprehensive loss					(3,305)	(3,305)
Common stock issued in connection with the issuance of restricted stock awards, net	(2,750)	(3)	3			—
Common stock repurchase	(2,091,557)	(2,092)	(107,969)			(110,061)
Stock based compensation expense			3,340			3,340
Cash dividends declared, $0.46 per share				(43,223)		(43,223)
BALANCE AT MARCH 31, 2020	92,651,712	92,651	3,629,893	2,135,733	(2,703)	5,855,574

BALANCE AT DECEMBER 31, 2020	92,570,789	$92,571	$3,634,140	$2,403,189	$769	$6,130,669
Net income				133,309		133,309
Other comprehensive loss					(3)	(3)
Common stock issued in connection with the issuance of restricted stock awards, net	357,750	358	(358)			—
Stock based compensation expense			3,406			3,406
Cash dividends declared, $0.49 per share				(45,535)		(45,535)
BALANCE AT MARCH 31, 2021	92,928,539	$92,929	$3,637,188	$2,490,963	$766	$6,221,846

(1)	ASU 2016-13 became effective for the Company on January 1, 2020.

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,309	$130,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	7,471	8,131
Net amortization of premium on investments	12,844	8,005
Net gain on sale of other real estate and repossessed assets	(887)	(130)
Net loss on sale or write down of premises and equipment	79	385
Net accretion of discount on loans	(16,341)	(28,482)
Net amortization of premium on deposits	(507)	(2,270)
Gain on sale of loans	(3,029)	(1,360)
Proceeds from sale of loans held for sale	110,602	96,119
Originations of loans held for sale	(82,777)	(79,377)
Stock based compensation expense	3,406	3,340
Decrease in accrued interest receivable and other assets	50,582	41,497
Increase in accrued interest payable and other liabilities	15,995	33,225
Net cash provided by operating activities	230,747	209,931

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	697,733	500,666
Purchase of held to maturity securities	(2,268,954)	(206,563)
Proceeds from maturities and principal paydowns of available for sale securities	313,192	4,011,040
Purchase of available for sale securities	(300,000)	(4,042,771)
Originations of WPP loans	(10,595,636)	(6,196,020)
Proceeds from pay-offs of WPP	11,165,626	6,035,020
Net decrease in loans held for investment	20,125	23,161
Purchase of bank premises and equipment	(8,020)	(6,329)
Proceeds from sale of bank premises, equipment and other real estate	10,968	2,180
Proceeds from insurance claims	1,783	—
Net cash (used in) provided by investing activities	(963,183)	120,384

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	669,212	(302,571)
Net increase (decrease) in interest-bearing deposits	733,908	(68,534)
Net proceeds of other short-term borrowings	—	35,000
Repayments of other long-term borrowings	—	(301)
Net decrease in securities sold under repurchase agreements	(12,477)	(32,599)
Repurchase of common stock	—	(110,061)
Payments of cash dividends	(45,535)	(43,223)
Net cash provided by (used in) financing activities	1,345,108	(522,289)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	612,672	(191,974)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,343,549	574,108
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,956,221	$382,134

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$281	$112

SUPPLEMENTAL INFORMATION:
Interest paid	$18,598	$40,062

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2021		2020
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$133,309		$130,848
Basic:
Weighted average shares outstanding	92,854	$1.44	94,371	$1.39
Diluted:
Weighted average shares outstanding	92,854	$1.44	94,371	$1.39

As of March 31, 2021, all stock options have been exercised and there are no options outstanding. There were no stock options exercisable during the three months ended March 31, 2021 or 2020 that would have had an anti-dilutive effect on the above computation.

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

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$600,440	$2,171	$(1,192)	$601,419
Mortgage-backed securities	36,945	497	(506)	36,936
Total	$637,385	$2,668	$(1,698)	$638,355
Held to Maturity
States and political subdivisions	$144,517	$5,679	$(41)	$150,155
Collateralized mortgage obligations	76,073	1,584	(106)	77,551
Mortgage-backed securities	9,229,057	127,519	(54,680)	9,301,896
Total	$9,449,647	$134,782	$(54,827)	$9,529,602

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$611,353	$1,601	$(620)	$612,334
Mortgage-backed securities	39,187	539	(546)	39,180
Total	$650,540	$2,140	$(1,166)	$651,514
Held to Maturity
States and political subdivisions	$166,175	$8,341	$(32)	$174,484
Collateralized mortgage obligations	96,000	1,669	(219)	97,450
Mortgage-backed securities	7,629,131	144,710	(6,633)	7,767,208
Total	$7,891,306	$154,720	$(6,884)	$8,039,142

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

As of March 31, 2021, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2021, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of March 31, 2021, the Company’s municipal securities represent 1.4% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of March 31, 2021, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	March 31, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$141,726	$(1,181)	$1,722	$(11)	$143,448	$(1,192)
Mortgage-backed securities	5	—	25,049	(506)	25,054	(506)
Total	$141,731	$(1,181)	$26,771	$(517)	$168,502	$(1,698)
Held to Maturity
States and political subdivisions	$3,177	$(41)	$—	$—	$3,177	$(41)
Collateralized mortgage obligations	5,583	(58)	3,555	(48)	9,138	(106)
Mortgage-backed securities	2,763,743	(54,367)	27,136	(313)	2,790,879	(54,680)
Total	$2,772,503	$(54,466)	$30,691	$(361)	$2,803,194	$(54,827)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$254,318	$(608)	$2,230	$(12)	$256,548	$(620)
Mortgage-backed securities	74	—	26,151	(546)	26,225	(546)
Total	$254,392	$(608)	$28,381	$(558)	$282,773	$(1,166)
Held to Maturity
States and political subdivisions	$2,746	$(32)	$—	$—	$2,746	$(32)
Collateralized mortgage obligations	26,141	(219)	—	—	26,141	(219)
Mortgage-backed securities	674,795	(6,283)	29,900	(350)	704,695	(6,633)
Total	$703,682	$(6,534)	$29,900	$(350)	$733,582	$(6,884)

At March 31, 2021 and December 31, 2020, there were 74 securities and 64 securities, respectively, in an unrealized loss position for 12 months or more.

The amortized cost and fair value of investment securities at March 31, 2021, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$20,703	$20,807	$—	$—
Due after one year through five years	85,425	89,465	—	—
Due after five years through ten years	30,440	31,740	—	—
Due after ten years	7,949	8,143	—	—
Subtotal	144,517	150,155	—	—
Mortgage-backed securities and collateralized mortgage obligations	9,305,130	9,379,447	637,385	638,355
Total	$9,449,647	$9,529,602	$637,385	$638,355

The Company recorded no gain or loss on the sale of securities for the three months ended March 31, 2021 and 2020. As of March 31, 2021, the Company did not own any non-agency collateralized mortgage obligations.

At March 31, 2021 and December 31, 2020, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $6.93 billion and $6.11 billion and a fair value of $7.02 billion and $6.23 billion at March 31, 2021 and December 31, 2020, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Residential mortgage loans held for sale	$20,991	$46,777

Commercial and industrial	3,738,274	3,674,200
Real estate:
Construction, land development and other land loans	2,031,355	1,956,960
1-4 family residential (includes home equity)	4,843,724	4,710,761
Commercial real estate (includes multi-family residential)	5,858,475	6,078,764
Farmland	401,282	410,931
Agriculture	170,501	170,421
Consumer and other	301,895	355,751
Total loans held for investment, excluding Warehouse Purchase Program	17,345,506	17,357,788
Warehouse Purchase Program	2,272,389	2,842,379
Total loans, including Warehouse Purchase Program	$19,638,886	$20,246,944

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 73.3% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at March 31, 2021. As of March 31, 2021 and December 31, 2020, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of March 31, 2021 and December 31, 2020, loans outstanding to directors, officers and their affiliates totaled $1.6 million and $1.7 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the three months ended March 31, 2021	As of and for the year ended December 31, 2020
	(Dollars in thousands)
Beginning balance on January 1	$1,732	$4,152
New loans	—	813
Transfers	—	—
Repayments	(87)	(3,233)
Ending balance	$1,645	$1,732

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

An aging analysis of past due loans, segregated by category of loan, is presented below:

	March 31, 2021
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$5,086	$56	$5,142	$1,636	$2,024,577	$2,031,355
Warehouse Purchase Program loans	—	—	—	—	2,272,389	2,272,389
Agriculture and agriculture real estate (includes farmland)	369	—	369	534	570,880	571,783
1-4 family (includes home equity) (1)	6,678	32	6,710	11,425	4,846,580	4,864,715
Commercial real estate (includes multi-family residential)	22,455	225	22,680	16,671	5,819,124	5,858,475
Commercial and industrial	9,485	—	9,485	11,208	3,717,581	3,738,274
Consumer and other	872	—	872	1,551	299,472	301,895
Total	$44,945	$313	$45,258	$43,025	$19,550,603	$19,638,886

	December 31, 2020
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$14,820	$236	$15,056	$1,262	$1,940,642	$1,956,960
Warehouse Purchase Program loans	—	—	—	—	2,842,379	2,842,379
Agriculture and agriculture real estate (includes farmland)	538	—	538	1,344	579,470	581,352
1-4 family (includes home equity) (1)	7,527	36	7,563	15,999	4,733,976	4,757,538
Commercial real estate (includes multi-family residential)	17,039	1,409	18,448	10,906	6,049,410	6,078,764
Commercial and industrial	14,383	—	14,383	16,084	3,643,733	3,674,200
Consumer and other	380	18	398	1,590	353,763	355,751
Total	$54,687	$1,699	$56,386	$47,185	$20,143,373	$20,246,944

(1)	Includes $21.0 million and $46.8 million of residential mortgage loans held for sale at March 31, 2021 and December 31, 2020, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Nonaccrual loans (1) (2)	$43,025	$47,185
Accruing loans 90 or more days past due	313	1,699
Total nonperforming loans	43,338	48,884
Repossessed assets	362	93
Other real estate	462	10,593
Total nonperforming assets	$44,162	$59,570

Nonperforming assets to total loans and other real estate	0.22%	0.29%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.25%	0.34%

(1)	Includes troubled debt restructurings of $8.7 million and $11.3 million as of March 31, 2021 and December 31, 2020, respectively.
(2)	There were no nonperforming or troubled debt restructurings of warehouse lines of credit or Warehouse Purchase Program loans for the periods presented.

The Company had $44.2 million in nonperforming assets at March 31, 2021 compared with $59.6 million at December 31, 2020. Nonperforming assets were 0.22% of total loans and other real estate at March 31, 2021 and 0.29% of total loans and other real estate at December 31, 2020.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $982 thousand and $869 thousand would have been recorded as income for the three months ended March 31, 2021 and 2020, respectively. The Company had $43.0 million in nonaccrual loans at March 31, 2021 compared with $58.2 million at March 31, 2020.

Acquired Loans.  Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default, and recovery rates. During the valuation process, the Company identified purchased credit deteriorated (“PCD”) and Non-PCD loans in the acquired loan portfolios. Loans acquired with evidence of credit quality deterioration at acquisition for which it was probable that the Company would not be able to collect all contractual amounts due were accounted for as PCD. PCD loan identification considers the following factors: payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality as of the acquisition date when compared to the origination date. Non-PCD loan identification considers the following factors: account types, remaining terms, annual interest rates or coupons, current market rates, interest types, past delinquencies, timing of principal and interest payments, loan to value ratios, loss exposures and remaining balances. Accretion of purchased discounts on PCD loans will be based on future cash flows, taking into account contractual maturities. Accretion of purchased discounts on Non-PCD loans will be recognized on a level-yield basis based on contractual maturity of individual loans.

PCD Loans.  The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
PCD loans:
Outstanding balance	$163,191	$195,631
Discount	(11,157)	(14,216)
Recorded investment	$152,034	$181,415

Changes in the accretable yield for acquired PCD loans for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$14,216	$35,654
Adjustments	—	(175)
Accretion charge-offs	(32)	—
Accretion	(3,027)	(6,019)
Balance at March 31,	$11,157	$29,460

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered non-performing or impaired.  The PCD discount reflected above as of March 31, 2021, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$3,339,670	$3,869,205
Discount	(26,285)	(39,587)
Recorded investment	$3,313,385	$3,829,618

Changes in the discount accretion for Non-PCD loans for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$39,587	$110,130
Adjustments	—	—
Accretion charge-offs	11	(54)
Accretion	(13,313)	(22,463)
Balance at March 31,	$26,285	$87,613

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

Grade 8—Credits in this category include “doubtful” loans in accordance with regulatory guidance. Such loans are no longer accruing interest and factors indicate a loss is imminent.  These loans are also deemed “impaired.” While a specific reserve may be in place while the loan and collateral are being evaluated, these loans are typically charged down to an amount the Company estimates is collectible.

Grade 9—Credits in this category are deemed a “loss” in accordance with regulatory guidelines and have been charged off or charged down. The Company may continue collection efforts and may have partial recovery in the future.

The following tables present loans by risk grade, by category of loan and year of origination/renewal at March 31, 2021.

	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	83	175	—	—	258
Grade 3	175,067	777,262	382,469	116,663	135,436	54,457	123,027	—	1,764,381
Grade 4	3,127	89,839	91,719	29,032	8,761	9,294	11,335	—	243,107
Grade 5	2,625	11,729	491	813	76	112	—	—	15,846
Grade 6	—	4,442	—	—	—	1,192	—	—	5,634
Grade 7	—	397	—	1,179	—	59	—	—	1,635
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	154	102	238	—	—	—	494
Total	$180,819	$883,669	$474,833	$147,789	$144,594	$65,289	$134,362	$—	$2,031,355

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$463	$1,532	$377	$161	$174	$—	$8,785	$90	$11,582
Grade 2	—	10	—	—	344	1,393	23	—	1,770
Grade 3	23,622	116,759	64,809	51,000	35,448	118,139	79,549	—	489,326
Grade 4	5,365	11,268	3,883	5,227	2,869	20,396	10,055	8	59,071
Grade 5	—	2,386	568	98	—	—	2,538	—	5,590
Grade 6	—	1,281	42	59	—	836	—	—	2,218
Grade 7	—	146	61	4	—	322	—	—	533
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	955	193	274	—	271	—	—	1,693
Total	$29,450	$134,337	$69,933	$56,823	$38,835	$141,357	$100,950	$98	$571,783

1-4 Family (includes Home Equity) (1)
Grade 1	$—	$116	$—	$—	$—	$—	$—	$—	$116
Grade 2	77	415	306	874	433	6,741	950	—	9,796
Grade 3	396,356	1,408,886	778,786	508,016	389,576	1,099,044	115,347	1,530	4,697,541
Grade 4	4,588	11,960	21,366	25,480	26,267	46,169	2,605	—	138,435
Grade 5	—	315	318	154	501	2,438	247	—	3,973
Grade 6	—	21	65	2	2	2,405	—	—	2,495
Grade 7	—	115	989	1,699	2,483	5,532	—	—	10,818
Grade 8	—	—	—	—	—	38	—	—	38
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	1,503	—	—	1,503
Total	$401,021	$1,421,828	$801,830	$536,225	$419,262	$1,163,870	$119,149	$1,530	$4,864,715

	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	596	8,826	1,444	—	6,937	1,069	—	—	18,872
Grade 3	135,632	682,123	815,581	799,073	592,083	1,217,452	90,900	2,425	4,335,269
Grade 4	32,617	121,746	120,200	186,136	194,686	384,973	7,710	—	1,048,068
Grade 5	—	47,109	15,471	53,977	25,264	143,502	2,305	—	287,628
Grade 6	—	20,451	166	1,238	22,159	33,684	—	—	77,698
Grade 7	—	16	—	1,201	14	9,335	1,439	—	12,005
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	35,636	25,238	6,649	664	—	10,748	—	—	78,935
Total	$204,481	$905,509	$959,511	$1,042,289	$841,143	$1,800,763	$102,354	$2,425	$5,858,475

Commercial and Industrial
Grade 1	$543,536	$610,253	$3,274	$3,138	$678	$799	$22,920	$160	$1,184,758
Grade 2	1,398	970	8,631	510	1,085	2,153	8,504	—	23,251
Grade 3	227,659	379,975	265,630	199,222	91,252	169,696	705,395	917	2,039,746
Grade 4	7,334	54,622	58,081	47,689	9,982	17,124	140,212	975	336,019
Grade 5	33	10,735	19,074	4,655	1,408	85	7,943	81	44,014
Grade 6	451	1,792	74	168	61	3,513	8,426	—	14,485
Grade 7	163	462	288	7,710	141	1,160	20,163	—	30,087
Grade 8	—	—	—	—	—	5	—	—	5
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	41,441	808	11,170	10,131	108	2,251	—	65,909
Total	$780,574	$1,100,250	$355,860	$274,262	$114,738	$194,643	$915,814	$2,133	$3,738,274

Consumer and Other
Grade 1	$5,968	$26,100	$6,637	$2,683	$1,903	$1,150	$1,496	$—	$45,937
Grade 2	—	1,267	621	384	30,443	1,429	537	—	34,681
Grade 3	20,551	36,543	37,667	22,455	10,995	11,321	49,164	—	188,696
Grade 4	8	5,786	128	340	72	141	10,947	—	17,422
Grade 5	—	14	—	63	17	—	—	—	94
Grade 6	—	—	—	—	—	—	9,997	—	9,997
Grade 7	—	—	1,529	14	3	22	—	—	1,568
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	3,500	—	—	—	—	—	—	3,500
Total	$26,527	$73,210	$46,582	$25,939	$43,433	$14,063	$72,141	$—	$301,895

	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	2,272,389	—	—	—	—	—	—	—	2,272,389
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$2,272,389	$—	$—	$—	$—	$—	$—	$—	$2,272,389

Total
Grade 1	$549,967	$638,001	$10,288	$5,982	$2,755	$1,949	$33,201	$250	$1,242,393
Grade 2	2,071	11,488	11,002	1,768	39,325	12,960	10,014	—	88,628
Grade 3	3,251,276	3,401,548	2,344,942	1,696,429	1,254,790	2,670,109	1,163,382	4,872	15,787,348
Grade 4	53,039	295,221	295,377	293,904	242,637	478,097	182,864	983	1,842,122
Grade 5	2,658	72,288	35,922	59,760	27,266	146,137	13,033	81	357,145
Grade 6	451	27,987	347	1,467	22,222	41,630	18,423	—	112,527
Grade 7	163	1,136	2,867	11,807	2,641	16,430	21,602	—	56,646
Grade 8	—	—	—	—	—	43	—	—	43
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	35,636	71,134	7,804	12,210	10,369	12,630	2,251	—	152,034
Total	$3,895,261	$4,518,803	$2,708,549	$2,083,327	$1,602,005	$3,379,985	$1,444,770	$6,186	$19,638,886

(1)	Includes $21.0 million of residential mortgage loans held for sale at March 31, 2021.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of March 31, 2021 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

The following table details activity in the allowance for credit losses on loans by category of loan for the three months ended March 31, 2021 and 2020.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance December 31, 2020	$44,892	$7,824	$44,555	$87,857	$116,795	$14,145	$316,068
Provision for credit losses	5,221	312	3,194	4,572	(9,816)	(3,483)	—
Charge-offs	—	(38)	(54)	(6,589)	(1,754)	(935)	(9,370)
Recoveries	5	5	7	—	170	325	512
Net charge-offs	5	(33)	(47)	(6,589)	(1,584)	(610)	(8,858)
Balance March 31, 2021	$50,118	$8,103	$47,702	$85,840	$105,395	$10,052	$307,210

Allowance for credit losses:
Three Months Ended
Balance December 31, 2019	$14,654	$2,971	$15,277	$12,332	$40,445	$1,790	$87,469
Impact of adoption ASU 2016-13	14,075	2,797	8,267	48,990	139,624	26,785	240,538
Provision for credit losses	—	—	—	—	—	—	—
Charge-offs	—	(31)	(29)	—	(611)	(1,316)	(1,987)
Recoveries	12	32	24	81	639	398	1,186
Net charge-offs	12	1	(5)	81	28	(918)	(801)
Balance March 31, 2020	$28,741	$5,769	$23,539	$61,403	$180,097	$27,657	$327,206

The allowance for credit losses on loans as of March 31, 2021 totaled $307.2 million or 1.56% of total loans, including acquired loans with discounts, a decrease of $8.9 million or 2.8% compared to the allowance for credit losses on loans totaling $316.1 million or 1.56% of total loans, including acquired loans with discounts, as of December 31, 2020. Net charge-offs were $8.9 million for the three months ended March 31, 2021. Net charge-offs for the first quarter of 2021 included $7.1 million related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Additionally, $4.2 million of specific reserves on resolved PCD loans was released to the general reserve without taking any charge-off. As of March 31, 2021, the Company also had loans totaling $1.14 billion pursuant to the Paycheck Protection Program (“PPP”), which are fully guaranteed by the Small Business Administration and do not carry an allowance.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of March 31, 2021 and December 31, 2020, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of March 31, 2021, the Company had $1.64 billion in commitments expected to fund.

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Under ASC Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring. As of March 31, 2021 and 2020, the Company had $8.7 million and $13.0 million, respectively, in outstanding troubled debt restructurings.

As of March 31, 2021, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications generally relate to extending the amortization periods of the loans, which includes loans modified during bankruptcy.

For the three months ended March 31, 2021 and 2020, the Company did not add any loans as new troubled debt restructurings.

Under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Consolidated Appropriations Act of 2021 (“CAA”), banks may deem that loan modifications do not result in troubled debt restructurings if they are (1) related to the novel strain of coronavirus disease first reported in December 2019 (“COVID-19”); (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the COVID-19 national emergency declaration by the President of the United States or (B) January 1, 2022. Additionally, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40 and federal banking agencies’ interagency guidance. These modifications include modifications such as principal and interest payment deferrals, temporary interest only payment terms, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The Company's troubled debt restructurings do not include loan modifications related to COVID-19. Beginning in mid-March of 2020, the Company began offering deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis. As of March 31, 2021, the Company had approximately $316.7 million in outstanding loans subject to deferral and modification agreements.

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$601,419	$—	$601,419
Mortgage-backed securities	—	36,936	—	36,936
Total	$—	$638,355	$—	$638,355

Derivative financial instruments:
Loan customer counterparty	$—	$8,881	$—	$8,881
Financial institution counterparty	—	—	—	—
Liabilities:
Derivative financial instruments:
Loan customer counterparty	$—	$—	$—	$—
Financial institution counterparty	—	8,881	—	8,881

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$612,334	$—	$612,334
Mortgage-backed securities	—	39,180	—	39,180
Total available for sale securities	$—	$651,514	$—	$651,514

Derivative financial instruments:
Loan customer counterparty	—	11,912	—	11,912
Financial institution counterparty	—	—	—	—
Liabilities:
Derivative financial instruments:
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	11,912	—	11,912

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment.  For the three months ended March 31, 2021, the Company had additions to other real estate owned of $281 thousand, of which $150 thousand were outstanding as of March 31, 2021. For the three months ended March 31, 2021, the Company had additions to impaired loans of $4.4 million, of which $4.4 million were outstanding as of March 31, 2021. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2021 and remained outstanding at March 31, 2021 were not significant.

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of March 31, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,947,235	$1,947,235	$—	$—	$1,947,235
Federal funds sold	8,986	8,986	—	—	8,986
Held to maturity securities	9,449,647	—	9,529,602	—	9,529,602
Loans held for sale	20,991	—	20,991	—	20,991
Loans held for investment, net of allowance	17,038,296	—	—	17,137,592	17,137,592
Loans held for investment - Warehouse Purchase Program	2,272,389	—	2,272,389	—	2,272,389
Other real estate owned	462	—	462	—	462
Liabilities
Deposits:
Noninterest-bearing	$9,820,445	$—	$9,820,445	$—	$9,820,445
Interest-bearing	18,942,660	—	18,954,529	—	18,954,529
Securities sold under repurchase agreements	377,106	—	377,115	—	377,115

	As of December 31, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,342,996	$1,342,996	$—	$—	$1,342,996
Federal funds sold	553	553	—	—	553
Held to maturity securities	7,891,306	—	8,039,142	—	8,039,142
Loans held for sale	46,777	—	46,777	—	46,777
Loans held for investment, net of allowance	17,041,720	—	—	17,118,745	17,118,745
Loans held for investment - Warehouse Purchase Program	2,842,379	—	2,842,379	—	2,842,379
Other real estate owned	10,593	—	10,593	—	10,593
Liabilities
Deposits:
Noninterest-bearing	$9,151,233	$—	$9,151,233	$—	$9,151,233
Interest-bearing	18,209,259	—	18,227,623	—	18,227,623
Securities sold under repurchase agreements	389,583	—	389,595	—	389,595

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

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2021. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the three months ended March 31, 2021 and the year ended December 31, 2020 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2019	$3,223,671	$86,404
Less:
Amortization	—	(13,169)
Add:
Measurement period adjustment of LegacyTexas Merger(1)	7,965	—
Balance as of December 31, 2020	3,231,636	73,235
Less:
Amortization	—	(2,931)
Balance as of March 31, 2021	$3,231,636	$70,304

(1)	LegacyTexas Financial Group, Inc. (“LegacyTexas”) merged into Bancshares on November 1, 2019.

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2021, there was no impairment recorded on goodwill and core deposit intangibles.

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $2.9 million and $3.4 million for the three months ended March 31, 2021 and 2020, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of March 31, 2021 is as follows (dollars in thousands):

Remaining 2021	$8,621
2022	10,336
2023	9,360
2024	8,699
2025	8,173
Thereafter	25,115
Total	$70,304

8. STOCK–BASED COMPENSATION

At March 31, 2021, the Company had two stock-based employee compensation plans with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by the Company’s shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of March 31, 2021, 4,576 shares of common stock had been issued pursuant to vested awards and 391,155 shares of unvested restricted stock have been granted under the 2020 Plan.

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of March 31, 2021, 696,388 shares of common stock had been issued pursuant to vested awards and 149,987 shares of unvested restricted stock had been granted under the 2012 Plan prior to the adoption of the 2020 Plan by the Company’s shareholders. The Company does not plan to make any further awards pursuant to the 2012 Plan.

As of March 31, 2021, the Company had no stock options outstanding. Stock-based compensation expense related to restricted stock was $3.4 million and $3.3 million during the three months ended March 31, 2021 and 2020, respectively.  As of March 31, 2021, there was $29.3 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.97 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

The Company’s leases and off-balance sheet items as of March 31, 2021 are summarized below.

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 18 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income for the three months ended March 31, 2021 was $450 thousand and the Company had no sublease income for the three months ended March 31, 2020. As of March 31, 2021, operating lease ROU assets and lease liabilities were approximately $54.7 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of March 31, 2021, the weighted average remaining lease terms of the Company’s operating leases were 6.9 years. The weighted average discount rate used to determine the lease liabilities as of March 31, 2021 for the Company’s operating leases was 2.26%. Cash paid for the Company’s operating leases for the three months ended March 31, 2021 and 2020 was $3.5 million and $3.6 million, respectively.  The Company obtained $258 thousand in ROU assets in exchange for lease liabilities for one operating lease during the three months ended March 31, 2021.

The Company’s future undiscounted cash payments associated with its operating leases as of March 31, 2021 are summarized below (dollars in thousands).

Remaining 2021	$8,305
2022	10,608
2023	9,860
2024	8,938
2025	8,546
2026	7,853
Thereafter	12,716
Total undiscounted lease payments	$66,826

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of March 31, 2021 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$96,944	$6,133	$803	$—	$103,880
Unused capacity on Warehouse Purchase Program loans	1,500,611	—	—	—	1,500,611
Commitments to extend credit	1,713,071	779,833	369,880	1,127,890	3,990,674
Total	$3,310,626	$785,966	$370,683	$1,127,890	$5,595,165

The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company’s consolidated statement of income. At March 31, 2021 and December 31, 2020, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in “Allowance for credit losses on off-balance sheet credit exposures” on the Company’s consolidated balance sheet, totaled $29.9 million.

10. OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income were as follows:

	Three Months Ended March 31,
	2021			2020
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized loss during period	$(4)	$1	$(3)	$(4,183)	$878	$(3,305)
Total securities available for sale	(4)	1	(3)	(4,183)	878	(3,305)
Total other comprehensive loss	$(4)	$1	$(3)	$(4,183)	$878	$(3,305)

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2020	$769	$769
Other comprehensive loss	(3)	(3)
Balance at March 31, 2021	$766	$766

Balance at December 31, 2019	$602	$602
Other comprehensive loss	(3,305)	(3,305)
Balance at March 31, 2020	$(2,703)	$(2,703)

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2021 and December 31, 2020.

	March 31, 2021			December 31, 2020
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Commercial loan interest rate swaps and caps:
Loan customer counterparty	$249,433	$8,881	$—	$224,684	$11,912	$—
Financial institution counterparty	249,433	—	8,881	224,684	—	11,912

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at March 31, 2021 and December 31, 2020 are presented in the following table.

	Weighted-Average Interest Rate
	March 31, 2021		December 31, 2020
	Received	Paid	Received	Paid
Loan customer counterparty	2.62%	0.68%	2.83%	0.79%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $8.9 million at March 31, 2021 and $11.9 million at December 31, 2020. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was zero at March 31, 2021. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was $10.3 million at March 31, 2021 and $13.8 million at December 31, 2020.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2021	2020
	(Dollars in thousands)
Interest rate lock commitments	$—	$1,112
Forward mortgage-backed securities trades	—	(1,937)

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
•

the expected cost savings, synergies and other financial and operational benefits from the merger of LegacyTexas Financial Group, Inc. into Prosperity Bancshares, Inc. and LegacyTexas Bank into Prosperity Bank (collectively, the “Merger”) might not be realized within the expected time frames or at all, and costs or difficulties relating to the integration of LegacyTexas might be greater than expected;

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
•

acts of terrorism, an outbreak of hostilities or other international or domestic calamities, civil unrest, insurrections, other political, economic or diplomatic developments, including those caused by public health issues, outbreaks of diseases and pandemics, such as the COVID-19 pandemic, weather or other acts of God and other matters beyond the Company’s control; and

•

other risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, or in the Company’s other reports and documents filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Part I, Item 1 of this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation (“Bancshares”), is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank (the “Bank,” and together with Bancshares, the “Company”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of March 31, 2021, the Bank operated 275 full-service banking locations; with 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 65 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $35.56 billion at March 31, 2021 compared with $34.06 billion at December 31, 2020, an increase of $1.50 billion or 4.4%. Total loans were $19.64 billion at March 31, 2021 compared with $20.25 billion at December 31, 2020, a decrease of $608.1 million or 3.0%. Total deposits were $28.76 billion at March 31, 2021 compared with $27.36 billion at December 31, 2020, an increase of $1.40 billion or 5.1%. Total shareholders’ equity was $6.22 billion at March 31, 2021 compared with $6.13 billion at December 31, 2020, an increase of $91.2 million or 1.5%.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are integral to understanding the results reported. The Company’s accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

Allowance for Credit Losses— The allowance for credit losses is accounted for in accordance with FASB ASC 326, Measurement of Credit Losses on Financial Instruments which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is an allowance available for losses on loans and held-to-maturity securities. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is likely and can be reasonably estimated. Recoveries are credited to the allowance at the time of recovery.

The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on probable losses on impaired loans and PCD loans; and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. For further discussion of the methodology used in the determination of the allowance for credit losses on loans, see “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses”, “Financial Condition—Allowance for Credit Losses on Loans” sections below.

Accounting for Acquired Loans and the Allowance for Acquired Credit Losses — The Company accounts for its acquisitions using the acquisition method of accounting. Accordingly, the assets, including loans, and liabilities of the acquired entity are recorded at their fair values at the acquisition date. The fair value estimates associated with acquired loans, and based on a discounted cash flow model, include estimates related to market interest rates and undiscounted projections of future cash flows that incorporate expectations of prepayments and the amount and timing of principal, interest and other cash flows, as well as any shortfalls thereof. For further discussion of the methodology used in the determination of the allowance for credit losses for acquired loans, see “Financial Condition—Allowance for Credit Losses on Loans” below. For further discussion of the Company’s acquisition and loan accounting, see Note 5 to the consolidated financial statements.

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

COVID-19 PANDEMIC

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, Hubei Province, China. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. On March 13, 2020, the U.S. President announced a national emergency relating to the pandemic, which has since been extended. On May 5, 2021, the Governor of Texas further extended the proclamation certifying that COVID-19 poses an imminent threat of disaster in the state and declaring a state of disaster for all counties in Texas while lifting restrictions on all businesses and activities in the state. On April 11, 2021, the Governor of Oklahoma further extended the executive order that declared an emergency caused by the impending threat of COVID-19 to the people of Oklahoma while lifting restrictions on all businesses and activities in the state. The Bank continues to monitor the latest developments regarding COVID-19. The COVID-19 pandemic has resulted in significant economic uncertainties that have had, and could continue to have, an adverse impact on the Company’s operating income, financial condition and cash flows. The extent to which the COVID-19 pandemic will impact the Company’s operations and financial results during 2021 cannot be reasonably or reliably estimated at this time.

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

In response to the COVID-19 pandemic, on March 27, 2020 the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) into law. The CARES Act provides assistance for American workers, families and small businesses. The Paycheck Protection Program (“PPP”), established by the CARES Act and implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury, provides small businesses with funds to pay payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities and are 100% guaranteed by the SBA. On June 5, 2020, the President signed the Paycheck Protection Program Flexibility Act of 2020 (“PPP Flexibility Act”), which modified the covered expense period from eight weeks to 24 weeks, extended the maturity date of the loans out to five years and gave greater flexibility to employers having difficulty hiring workers. PPP loans originated prior to June 5, 2020, have a two year term which can be extended for up to five years if the lender and borrower both agree, and earn interest at 1%. PPP loans originated on and after June 5, 2020, have a minimum five year term, which can be extended for up to five additional years if the lender and borrower both agree. On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was signed into law, which extended certain provisions of the CARES Act, provided additional funding and contained new relief provisions. The CAA extended the PPP application period to March 31, 2021 and permits eligible companies to obtain a second PPP loan (“second draw”) under terms specified in the CAA, with a maximum amount of $2.0 million and limit of one second draw loan.  Second draw PPP borrowers are eligible for loan forgiveness on the same terms as the first draw PPP borrowers. Lenders that were permitted to originate first draw PPP loans are permitted to originate second draw loans. Additionally, the Bank is entitled to a per loan processing fee based on a tiered schedule ranging from 5% to 1% of the loan balance for the first draw PPP loans and the CAA established pre-determined fees for processing and servicing the second draw PPP loans. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which added an additional $7.25 billion in PPP funding. On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extended the PPP application filing deadline from March 31, 2021 to May 31, 2021 and extended the authorization of loans to June 30, 2021.  Since the implementation of the PPP in 2020, the Company has obtained SBA approvals on approximately 18,500 loans totaling $1.98 billion and, as of March 31, 2021, had an outstanding balance of 9,621 loans totaling $1.14 billion after remittance.

Also, in response to the COVID-19 pandemic, the Company has provided relief to its loan customers through loan extensions and deferrals. Under the CARES Act and the CAA, banks may elect to deem that loan modifications do not result in troubled debt restructurings if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the COVID-19 national emergency declaration by the President of the United States or (B) January 1, 2022. Additionally, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under Accounting Standards Codification (“ASC”) Subtopic 310-40 and federal banking agencies’ interagency guidance. These modifications include modifications such as principal and interest payment deferrals, temporary interest only payment terms, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The Company's troubled debt restructurings do not include loan modifications related to COVID-19. Beginning in mid-March of 2020, the Company began offering deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis. As of March 31, 2021, the Company had approximately $316.7 million in outstanding loans subject to deferral and modification agreements.

RESULTS OF OPERATIONS

Net income available to common shareholders was $133.3 million for the quarter ended March 31, 2021 compared with $130.8 million for the same period in 2020, an increase of $2.5 million or 1.9%. Net income per diluted common share was $1.44 for the quarter ended March 31, 2021 compared with $1.39 for the same period in 2020, an increase of 3.6%. The Company posted annualized returns on average common equity of 8.60% and 8.86%, annualized returns on average assets of 1.54% and 1.67% and efficiency ratios of 41.25% and 42.90% for the quarters ended March 31, 2021 and 2020, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services; net gains and losses on the sale of assets are not included. Additionally, taxes are not part of this calculation.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended March 31, 2021

Net interest income before the provision for credit losses was $254.6 million for the quarter ended March 31, 2021, a decrease of $1.4 million or 0.6%, compared with $256.0 million for the same period in 2020. The decrease was primarily due to a decrease in the average rate on interest-earning assets and a decrease in loan discount accretion of $12.1 million, partially offset by a decrease in the average rate on interest-bearing liabilities.

Interest income on loans was $233.1 million for the quarter ended March 31, 2021, a decrease of $14.2 million or 5.7%, compared with $247.2 million for the same period in 2020. The decrease was primarily due to the decrease in loan discount accretion of $12.1 million.

Interest income on securities was $38.7 million for the quarter ended March 31, 2021, a decrease of $9.6 million or 19.9%, compared with $48.3 million for the same period in 2020. This decrease was primarily due to lower securities yields, partially offset by an increase in the average securities balance.

Average interest-bearing liabilities were $18.94 billion for the quarter ended March 31, 2021, an increase of $1.25 billion or 7.1%, compared with $17.69 billion for the same period in 2020, primarily due to an increase in savings and money market deposits partially offset by decreases in other borrowings and subordinated notes. The net interest margin on a tax-equivalent basis was 3.41% for the quarter ended March 31, 2021, a decrease of 40 basis points or 10.5% compared to 3.81% for the same period in 2020.

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

	Three Months Ended March 31,
	2021			2020
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$33,327	$238	2.90%	$66,917	$632	3.80%
Loans held for investment	17,279,066	213,978	5.02%	17,263,098	236,517	5.51%
Loans held for investment - Warehouse Purchase Program	2,369,601	18,859	3.23%	1,120,324	10,094	3.62%
Total loans	19,681,994	233,075	4.80%	18,450,339	247,243	5.39%
Investment securities	9,148,841	38,677	1.71%	8,434,196	48,282	2.30%
Federal funds sold and other earning assets	1,506,645	351	0.09%	223,631	713	1.28%
Total interest-earning assets	30,337,480	272,103	3.64%	27,108,166	296,238	4.40%
Allowance for credit losses on loans	(315,590)			(328,005)
Noninterest-earning assets	4,522,470			4,577,251
Total assets	$34,544,360			$31,357,412

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$6,112,469	$5,943	0.39%	$4,990,376	$7,096	0.57%
Savings and money market deposits	9,420,064	5,753	0.25%	7,965,440	14,122	0.71%
Certificates and other time deposits	3,031,621	5,666	0.76%	3,404,748	13,800	1.63%
Federal funds purchased and other borrowings	—	—	—	832,961	2,932	1.42%
Securities sold under repurchase agreements	376,662	159	0.17%	366,615	757	0.83%
Subordinated notes	—	—	—	125,694	1,500	4.80%
Total interest-bearing liabilities	18,940,816	17,521	0.38%	17,685,834	40,207	0.91%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	9,206,791			7,491,798
Allowance for credit losses on off-balance sheet credit exposures	29,947			13,009
Other liabilities	169,138			262,523
Total liabilities	28,346,692			25,453,164
Shareholders' equity	6,197,668			5,904,248
Total liabilities and shareholders' equity	$34,544,360			$31,357,412

Net interest rate spread			3.26%			3.49%
Net interest income and margin (2) (3)		$254,582	3.40%		$256,031	3.80%
Net interest income and margin (tax equivalent) (4)		$255,217	3.41%		$256,754	3.81%

(1)	Annualized and based on average balances on an actual 365-day or 366-day basis for the three months ended March 31, 2021 and 2020.
(2)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.
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

	Three Months Ended March 31,
	2021 vs. 2020
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$(315)	$(79)	$(394)
Loans held for investment (1)	217	(22,756)	(22,539)
Loans held for investment - Warehouse Purchase Program	11,163	(2,398)	8,765
Investment securities (1)	4,057	(13,662)	(9,605)
Federal funds sold and other earning assets	4,057	(4,419)	(362)
Total increase (decrease) in interest income	19,179	(43,314)	(24,135)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	1,582	(2,735)	(1,153)
Savings and money market deposits	2,558	(10,927)	(8,369)
Certificates and other time deposits (1)	(1,500)	(6,634)	(8,134)
Other borrowings	(2,932)	—	(2,932)
Securities sold under repurchase agreements	21	(619)	(598)
Subordinated notes	(1,500)	—	(1,500)
Total decrease in interest expense	(1,771)	(20,915)	(22,686)
Increase (decrease) in net interest income	$20,950	$(22,399)	$(1,449)

(1)	Includes impact of purchase accounting adjustments.

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

The Company had no provisions for credit losses for the quarters ended March 31, 2021 and 2020.

Net charge-offs were $8.9 million for the quarter ended March 31, 2021 compared with net charge-offs of $801 thousand for the quarter ended March 31, 2020. Net charge-offs for the first quarter of 2021 included $7.1 million related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Further, an additional $4.2 million of specific reserves on resolved PCD loans without any related charge-offs was released to the general reserve. See “Financial Condition – Allowance for Credit Losses” below for more information.

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

Noninterest income totaled $34.0 million for the three months ended March 31, 2021 compared with $34.4 million for the same period in 2020, a decrease of $380 thousand or 1.1%.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$6,687	$9,443
Credit card, debit card and ATM card income	8,031	7,474
Service charges on deposit accounts	5,978	6,104
Trust income	2,837	2,662
Mortgage income	3,307	2,010
Brokerage income	711	650
Bank owned life insurance income	1,292	1,545
Net loss on sale or write down of assets	(79)	(385)
Other	5,244	4,885
Total noninterest income	$34,008	$34,388

Noninterest Expense

Noninterest expense totaled $119.1 million for the quarter ended March 31, 2021 compared with $124.7 million for the quarter ended March 31, 2020, a decrease of $5.7 million or 4.5%, primarily due to decreases in data processing, other noninterest expenses and net occupancy and equipment, partially offset by an increase in salaries and benefits.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Salaries and employee benefits (1)	$80,037	$77,282
Non-staff expenses:
Net occupancy and equipment	7,833	8,980
Credit and debit card, data processing and software amortization	8,233	11,421
Regulatory assessments and FDIC insurance	2,670	2,078
Core deposit intangibles amortization	2,931	3,363
Depreciation	4,540	4,768
Communications (2)	2,899	3,195
Net other real estate income (3)	(643)	(84)
Merger related expenses (4)	—	544
Other	10,576	13,194
Total noninterest expense	$119,076	$124,741

(1)	Includes stock-based compensation expense of $3.4 million and $3.3 million for the three months ended March 31, 2021 and 2020, respectively.
(2)	Communications expense includes telephone, data circuits, postage and courier expenses.
(3)	Net other real estate income is net of rental expense, rental income and gains and losses on sales of real estate.
(4)	LegacyTexas merged into Bancshares on November 1, 2019.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense totaled $36.2 million for the three months ended March 31, 2021 compared with $34.8 million for the same period in 2020, an increase of $1.4 million or 3.9%. The increase was due to the increase in income before income taxes primarily due to the decreases in noninterest expense.  The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 21.4% and 21.0%, respectively.

FINANCIAL CONDITION

Loan Portfolio

The Company separates its loan portfolio into two general categories of loans: (1) “originated loans,” which are loans originated by Prosperity Bank and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made, and (2) “acquired loans,” which are loans acquired in a business combination and preliminarily recorded at fair value at acquisition date. Those acquired loans that are renewed or substantially modified after the date of the business combination are referred to as “re-underwritten acquired loans.” If a renewal or substantial modification of an acquired loan is underwritten by the Company with a new credit analysis, the loan may no longer be categorized as an acquired loan. For example, acquired loans to one borrower may be combined into a new loan with a new loan number and categorized as an originated loan. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into purchased credit-deteriorated loans (“PCD loans”) and “Non-PCD loans.” Acquired loans with evidence of credit quality deterioration as of the acquisition date when compared to the origination date are classified as PCD loans.

The following tables summarize the Company’s originated and acquired loan portfolios broken out into originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated.

	March 31, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$20,991	$—	$—	$—	$20,991
Commercial and industrial	2,337,506	824,798	510,061	65,909	3,738,274
Warehouse purchase program	2,272,389	—	—	—	2,272,389
Real estate:
Construction, land development and other land loans	1,864,132	100,786	65,943	494	2,031,355
1-4 family residential (includes home equity)	3,399,781	340,898	1,101,542	1,503	4,843,724
Commercial real estate (includes multi-family residential)	3,606,416	587,044	1,586,080	78,935	5,858,475
Farmland	365,070	10,666	23,853	1,693	401,282
Agriculture	133,027	37,084	390	—	170,501
Consumer and other	250,757	22,122	25,516	3,500	301,895
Total loans held for investment	14,229,078	1,923,398	3,313,385	152,034	19,617,895
Total	$14,250,069	$1,923,398	$3,313,385	$152,034	$19,638,886

	December 31, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$46,777	$—	$—	$—	$46,777
Commercial and industrial	2,082,366	890,278	625,102	76,454	3,674,200
Warehouse purchase program	2,842,379	—	—	—	2,842,379
Real estate:
Construction, land development and other land loans	1,752,925	125,820	77,674	541	1,956,960
1-4 family residential (includes home equity)	3,143,532	358,745	1,206,891	1,593	4,710,761
Commercial real estate (includes multi-family residential)	3,548,257	576,444	1,861,743	92,320	6,078,764
Farmland	372,627	10,576	25,994	1,734	410,931
Agriculture	126,533	43,476	412	—	170,421
Consumer and other	290,300	24,876	31,802	8,773	355,751
Total loans held for investment	14,158,919	2,030,215	3,829,618	181,415	20,200,167
Total	$14,205,696	$2,030,215	$3,829,618	$181,415	$20,246,944

At March 31, 2021, total loans were $19.64 billion, a decrease of $608.1 million or 3.0%, compared with $20.25 billion at December 31, 2020. Loans at March 31, 2021 included $21.0 million of loans held for sale and $2.27 billion of Warehouse Purchase Program loans compared with $46.8 million of loans held for sale and $2.84 billion of Warehouse Purchase Program loans at December 31, 2020. At March 31, 2021, loans represented 55.2% of total assets compared with 59.4% of total assets at December 31, 2020.

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

Included in commercial and industrial loans are (1) commitments to oil and gas producers largely secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of March 31, 2021, oil and gas loans totaled $503.9 million (net of discount and excluding PPP loans totaling $142.6 million) or 2.6% of total loans, compared with total oil and gas loans of $512.7 million (net of discount and excluding PPP loans totaling $88.7 million) or 2.5% of total loans as of December 31, 2020. In addition, as of March 31, 2021, the Company had total unfunded commitments to oil and gas companies of $248.1 million compared with total unfunded commitments to oil and gas companies of $243.2 million as of December 31, 2020. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 25-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition, in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower and guarantor. Loans to hotels and restaurants are included in commercial real estate loans. As of March 31, 2021, loans to hotels totaled $401.2 million (excluding PPP loans totaling $13.1 million) or 2.0% of total loans; and loans to restaurants totaled $208.7 million (excluding PPP loans totaling $125.2 million) or 1.1% of total loans.

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

Nonperforming assets decreased $15.4 million, or 25.9%, to $44.2 million at March 31, 2021 compared with $59.6 million at December 31, 2020, of which $14.3 million and $18.7 million, respectively, were attributable to acquired loans. The decrease in nonperforming assets was primarily due to the $10.1 million decrease in other real estate due to various property sales.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated:

	March 31, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$29,301	$1,312	$7,603	$4,809	$43,025
Accruing loans 90 or more days past due	81	232	—	—	313
Total nonperforming loans	29,382	1,544	7,603	4,809	43,338
Repossessed assets	352	10	—	—	362
Other real estate	144	150	168		462
Total nonperforming assets	$29,878	$1,704	$7,771	$4,809	$44,162

Nonperforming assets to total loans and other real estate by category	0.21%	0.09%	0.23%	3.16%	0.22%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.25%	0.09%	0.23%	3.16%	0.25%

	December 31, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$32,650	$2,953	$10,867	$715	$47,185
Accruing loans 90 or more days past due	396	—	1,303	—	1,699
Total nonperforming loans	33,046	2,953	12,170	715	48,884
Repossessed assets	93	—	—	—	93
Other real estate	7,711	—	2,882	—	10,593
Total nonperforming assets	$40,850	$2,953	$15,052	$715	$59,570

Nonperforming assets to total loans and other real estate by category	0.29%	0.15%	0.39%	0.39%	0.29%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.36%	0.15%	0.39%	0.39%	0.34%

(1)	Includes troubled debt restructurings of $8.7 million and $11.3 million as of March 31, 2021 and December 31, 2020, respectively.
(2)	There were no non-performing or troubled debt restructurings of warehouse lines of credit or Warehouse Purchase Program loans for the periods presented.

Nonperforming assets were 0.22% of total loans and other real estate at March 31, 2021 and 0.29% of total loans and other real estate at December 31, 2020. The allowance for credit losses as a percentage of total nonperforming loans was 708.9% at March 31, 2021 and 646.6% at December 31, 2020.

Allowance for Credit Losses on Loans

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses on loans which it believes is adequate as of March 31, 2021 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

The Company accounts for its acquisitions using the acquisition method of accounting. Accordingly, the assets, including loans, and liabilities of the acquired entity are recorded at their fair values at the acquisition date. These fair value estimates associated with acquired loans, and based on a discounted cash flow model, include estimates related to market interest rates and undiscounted projections of future cash flows that incorporate expectations of prepayments and the amount and timing of principal, interest and other cash flows, as well as any shortfalls thereof.

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

As described in the section captioned “Critical Accounting Policies” above, the Company’s determination of the allowance for credit losses involves a high degree of judgment and complexity. The Company’s analysis of qualitative, or environmental, factors on pools of loans with common risk characteristics, in combination with the quantitative historical lifetime loss information and specific reserves, provides the Company with an estimate of lifetime losses. The allowance must reflect changes in the balance of loans subject to the allowance methodology, as well as the estimated lifetime losses associated with those loans. The allowance for credit losses on loans as of March 31, 2021 totaled $307.2 million or 1.56% of total loans, including acquired loans with discounts, a decrease of $8.9 million or 2.8% compared to the allowance for credit losses on loans totaling $316.1 million or 1.56% of total loans, including acquired loans with discounts, as of December 31, 2020. Net charge-offs were $8.9 million for the three months ended March 31, 2021. Net charge-offs for the first quarter of 2021 included $7.1 million related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Additionally, $4.2 million of specific reserves on resolved PCD loans was released to the general reserve without taking any charge-off. As of March 31, 2021, the Company also had loans totaling $1.14 billion pursuant to the Paycheck Protection Program, which are fully guaranteed by the SBA and do not carry an allowance.

The following tables present, as of and for the periods indicated, information regarding the allowance for credit losses on loans differentiated between originated loans and acquired loans. Reported net charge-offs may include those from Non-PCD loans and PCD loans, but only if the total charge-off required is greater than the remaining discount.

	As of and for the Three Months Ended March 31, 2021
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$13,966,961	$5,715,033	$19,681,994
Gross loans outstanding at end of period	$14,250,069	$5,388,817	$19,638,886
Allowance for credit losses at beginning of period	$150,630	$165,438	$316,068
Provision for credit losses	10,946	(10,946)	—
Charge-offs:
Commercial and industrial	(1,153)	(601)	(1,754)
Real estate and agriculture	(92)	(6,589)	(6,681)
Consumer and other	(754)	(181)	(935)
Recoveries:
Commercial and industrial	134	36	170
Real estate and agriculture	17	—	17
Consumer and other	312	13	325
Net charge-offs(1)	(1,536)	(7,322)	(8,858)
Allowance for credit losses at end of period	$160,040	$147,170	$307,210
Ratio of allowance to end of period loans	1.12%	2.73%	1.56%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.34%	2.73%	1.77%
Ratio of net charge-offs to average loans (annualized)	0.04%	0.51%	0.18%
Ratio of allowance to end of period nonperforming loans	544.7%	1054.5%	708.9%

	As of and for the Three Months Ended March 31, 2020
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$11,267,150	$7,183,189	$18,450,339
Gross loans outstanding at end of period	$12,183,622	$6,943,573	$19,127,195
Allowance for credit losses at beginning of period	$77,013	$10,456	$87,469
Cumulative effect from adoption of ASU 2016-13 (2)	$28,107	$212,431	$240,538
Provision for credit losses	—	—	—
Charge-offs:
Commercial and industrial	(164)	(447)	(611)
Real estate and agriculture	(30)	(30)	(60)
Consumer and other	(1,054)	(262)	(1,316)
Recoveries:
Commercial and industrial	29	610	639
Real estate and agriculture	113	36	149
Consumer and other	280	118	398
Net (charge-offs) recoveries (1)	(826)	25	(801)
Allowance for credit losses at end of period	$104,294	$222,912	$327,206
Ratio of allowance to end of period loans (2)	0.86%	3.21%	1.71%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program (2)	1.00%	3.21%	1.88%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.03%	(0.00%)	0.02%
Ratio of allowance to end of period nonperforming loans	254.2%	1091.3%	532.5%

(1)	There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.
(2)	ASU 2016-13 became effective for the Company on January 1, 2020.

The Company had gross charge-offs on originated loans of $2.0 million during the three months ended March 31, 2021. Partially offsetting these charge-offs were recoveries on originated loans of $463 thousand. Gross charge-offs on acquired loans were $7.4 million during the three months ended March 31, 2021. Partially offsetting these charge-offs were recoveries on acquired loans of $49 thousand. Total charge-offs for the three months ended March 31, 2021 were $9.4 million, partially offset by total recoveries of $512 thousand.

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

	March 31, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$27,048	$28,701	$26,504	$23,142	$105,395	21.5%
Real estate	121,041	11,677	28,925	22,017	183,660	73.5%
Agriculture and agriculture real estate	6,700	998	232	173	8,103	3.3%
Consumer and other	5,251	647	654	3,500	10,052	1.7%
Total allowance for credit losses	$160,040	$42,023	$56,315	$48,832	$307,210	100.0%

	December 31, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$31,537	$29,358	$31,798	$24,102	$116,795	21.1%
Real estate	106,154	11,363	30,194	29,593	177,304	73.4%
Agriculture and agriculture real estate	6,233	1,189	230	172	7,824	3.4%
Consumer and other	6,706	715	828	5,896	14,145	2.1%
Total allowance for credit losses	$150,630	$42,625	$63,050	$59,763	$316,068	100.0%

(1)	Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

The allowance for credit losses totaled $307.2 million at March 31, 2021 and $316.1 million at December 31, 2020. The allowance for credit losses totaled 1.56% of total loans at both March 31, 2021 and December 31, 2020.

At March 31, 2021, $160.0 million of the allowance for credit losses was attributable to originated loans, an increase of $9.4 million or 6.2% compared with $150.6 million of the allowance at December 31, 2020. At March 31, 2021, $42.0 million of the allowance for credit losses was attributable to re-underwritten acquired loans compared with $42.6 million of the allowance at December 31, 2020, a decrease of $602 thousand or 1.4%. At March 31, 2021, $56.3 million of the allowance for credit losses was attributable to Non-PCD loans compared with $63.1 million of the allowance at December 31, 2020, a decrease of $6.7 million or 10.7%. At March 31, 2021, $48.8 million of the allowance for credit losses was attributable to PCD loans compared with $59.8 million of the allowance at December 31, 2020, a decrease of $10.9 million or 18.3%.

At March 31, 2021, the Company had $37.4 million of total outstanding discounts on Non-PCD loans and PCD loans, of which $37.4 million was accretable.

The Company believes that the allowance for credit losses on loans at March 31, 2021 is adequate to absorb expected lifetime losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at March 31, 2021.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance or provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of both March 31, 2021 and December 31, 2020, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposures.

Securities

The carrying cost of securities totaled $10.09 billion at March 31, 2021 compared with $8.54 billion at December 31, 2020, an increase of $1.55 billion or 18.1%. At March 31, 2021, securities represented 28.4% of total assets compared with 25.1% of total assets at December 31, 2020.

The amortized cost and fair value of investment securities were as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$600,440	$2,171	$(1,192)	$601,419
Mortgage-backed securities	36,945	497	(506)	36,936
Total	$637,385	$2,668	$(1,698)	$638,355
Held to Maturity
States and political subdivisions	$144,517	$5,679	$(41)	$150,155
Collateralized mortgage obligations	76,073	1,584	(106)	77,551
Mortgage-backed securities	9,229,057	127,519	(54,680)	9,301,896
Total	$9,449,647	$134,782	$(54,827)	$9,529,602

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$611,353	$1,601	$(620)	$612,334
Mortgage-backed securities	39,187	539	(546)	39,180
Total	$650,540	$2,140	$(1,166)	$651,514
Held to Maturity
States and political subdivisions	$166,175	$8,341	$(32)	$174,484
Collateralized mortgage obligations	96,000	1,669	(219)	97,450
Mortgage-backed securities	7,629,131	144,710	(6,633)	7,767,208
Total	$7,891,306	$154,720	$(6,884)	$8,039,142

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

As of March 31, 2021, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2021, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of March 31, 2021, the Company’s municipal securities represent 1.4% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of March 31, 2021, management believes that there is no potential for material credit losses on held to maturity securities.

Deposits

Total deposits were $28.76 billion at March 31, 2021 compared with $27.36 billion at December 31, 2020, an increase of $1.40 billion or 5.1%. At March 31, 2021, noninterest-bearing deposits totaled $9.82 billion, an increase of $669.2 million or 7.3% compared with $9.15 billion at December 31, 2020. Interest-bearing deposits totaled $18.94 billion at March 31, 2021 compared with $18.21 billion at December 31, 2020, an increase of $733.4 million or 4.0%.

Average deposits for the three months ended March 31, 2021 were $27.77 billion, an increase of $3.92 billion or 16.4%, compared with $23.85 billion for the three months ended March 31, 2020. The ratio of average interest-bearing deposits to total average deposits was 66.8% and 68.6% during the first three months of 2021 and 2020, respectively.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31,
	2021		2020
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$6,112,469	0.39%	$4,990,376	0.57%
Regular savings	2,939,970	0.11%	2,766,465	0.31%
Money market savings	6,480,094	0.31%	5,198,975	0.93%
Certificates, IRAs and other time deposits	3,031,621	0.76%	3,404,748	1.63%
Total interest-bearing deposits	18,564,154	0.38%	16,360,564	0.86%
Noninterest-bearing demand deposits	9,206,791		7,491,798
Total deposits	$27,770,945	0.25%	$23,852,362	0.59%

(1)	Annualized and based on average balances on an actual 365-day or 366-day basis for the three months ended March 31, 2021 and 2020.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Securities sold under repurchase agreements	377,106	389,583
Total	$377,106	$389,583

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2021, the Company had total funds of $9.40 billion available under this line. At March 31, 2021 and at December 31, 2020, the Company had no FHLB advances or long-term notes payable balances.

Securities sold under repurchase agreements— At March 31, 2021, the Company had $377.1 million in securities sold under repurchase agreements with banking customers compared with $389.6 million at December 31, 2020, a decrease of $12.5 million or 3.2%.  Repurchase agreements are generally settled on the following business day; however, approximately $5.4 million of the repurchase agreements outstanding at March 31, 2021 have maturity dates ranging from 6 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

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

As of March 31, 2021, the Company had outstanding $3.99 billion in commitments to extend credit, $103.9 million in commitments associated with outstanding standby letters of credit, $29.9 million in allowance for credit losses on off-balance sheet credit exposures and $1.50 billion in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2021, the Company had cash and cash equivalents of $1.96 billion compared with $1.34 billion at December 31, 2020, an increase of $612.7 million or 45.6%. The increase was primarily due to the increase in deposits of $1.40 billion and net cash provided by operating activities of $230.7 million, partially offset by the payment of cash dividends of $45.5 million.

Share Repurchases

On January 26, 2021, Bancshares announced a stock repurchase program under which Bancshares could repurchase up to 5%, or approximately 4.65 million shares, of Bancshares’ outstanding common stock over a one-year period expiring on January 26, 2022, at the discretion of management. Under the stock repurchase program, Bancshares may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. No repurchases were made during the first quarter of 2021.

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 18 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company has one sublease arrangement. Sublease income for the three months ended March 31, 2021 was $450 thousand and the Company had no sublease income for the three months ended March 31, 2020. As of March 31, 2021, operating lease ROU assets and lease liabilities were approximately $54.7 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of March 31, 2021, the weighted average remaining lease terms of the Company’s operating leases were 6.9 years. The weighted average discount rate used to determine the lease liabilities as of March 31, 2021 for the Company’s operating leases was 2.26%. Cash paid for the Company’s operating leases for the three months ended March 31, 2021 and 2020 was $3.5 million and $3.6 million, respectively. The Company obtained $258 thousand in ROU assets in exchange for lease liabilities for one operating lease during the three months ended March 31, 2021.

The Company’s future undiscounted cash payments associated with its operating leases as of March 31, 2021 are summarized below (dollars in thousands).

Remaining 2021	$8,305
2022	10,608
2023	9,860
2024	8,938
2025	8,546
2026	7,853
Thereafter	12,716
Total undiscounted lease payments	$66,826

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit expiring by period as of March 31, 2021 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$96,944	$6,133	$803	$—	$103,880
Unused capacity on Warehouse Purchase Program loans	1,500,611	—	—	—	1,500,611
Commitments to extend credit	1,713,071	779,833	369,880	1,127,890	3,990,674
Total	$3,310,626	$785,966	$370,683	$1,127,890	$5,595,165

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company funds an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company’s consolidated statement of income. At both March 31, 2021 and December 31, 2020, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in “Allowance for credit losses on off-balance sheet credit exposures” on the Company’s consolidated balance sheet, totaled $29.9 million.

Capital Resources

Total shareholders’ equity was $6.22 billion at March 31, 2021 compared with $6.13 billion at December 31, 2020, an increase of $91.2 million or 1.5%. The increase was primarily the result of net income of $133.3 million partially offset by dividend payments of $45.5 million.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of March 31, 2021, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of March 31, 2021:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of March 31, 2021
The Company
CET1 capital (to risk weighted assets)	4.50%		7.00%	N/A	14.60%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	N/A	14.60%
Total capital (to risk weighted assets)	8.00%		10.50%	N/A	15.07%
Tier 1 capital (to average assets)	4.00%	(1)	4.00%	N/A	9.68%

The Bank
CET1 capital (to risk weighted assets)	4.50%		7.00%	6.50%	14.51%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	8.00%	14.51%
Total capital (to risk weighted assets)	8.00%		10.50%	10.00%	14.97%
Tier 1 capital (to average assets)	4.00%	(2)	4.00%	5.00%	9.62%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee consisting of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021 (the “2020 Form 10-K”), for further discussion. There have been no material changes in the Company’s market risk exposures that would affect the quantitative and qualitative disclosures from those disclosed in the 2020 Form 10-K and presented as of December 31, 2020.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None.

b. None.

c. On January 26, 2021, Bancshares announced a stock repurchase program under which Bancshares could repurchase up to 5%, or approximately 4.65 million shares, of Bancshares’ outstanding common stock over a one-year period expiring on January 26, 2022, at the discretion of management. Under the stock repurchase program, Bancshares may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. No repurchases were made during the first quarter of 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267) (the “Registration Statement”))

3.2

Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 001-35388))

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019 (File No. 001-35388))

4.1	Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

10.1

Executive Employment Agreement dated March 10, 2021 by and among Prosperity Bancshares, Inc. and Edward Z. Safady (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2021 (File No. 001-35388))

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 5/6/2021	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 5/6/2021	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer