Form 10-Q
period 2021-06-30
PROSPERITY BANCSHARES INC
filed 2021-08-05
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

As of August 2, 2021, there were 92,930,089 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$1,059,879	$1,342,996
Federal funds sold	281	553
Total cash and cash equivalents	1,060,160	1,343,549
Available for sale securities, at fair value	611,890	651,514
Held to maturity securities, at cost (fair value of $11,399,235 and $8,039,142, respectively)	11,306,801	7,891,306
Total securities	11,918,691	8,542,820
Loans held for sale	9,080	46,777
Loans held for investment	17,147,146	17,357,788
Loans held for investment - Warehouse Purchase Program	2,095,559	2,842,379
Total loans	19,251,785	20,246,944
Less: allowance for credit losses on loans	(302,884)	(316,068)
Loans, net	18,948,901	19,930,876
Accrued interest receivable	74,210	82,068
Goodwill	3,231,636	3,231,636
Core deposit intangibles, net	67,417	73,235
Bank premises and equipment, net	324,502	323,572
Other real estate owned	144	10,593
Bank owned life insurance (BOLI)	325,505	324,356
Federal Home Loan Bank of Dallas stock	8,901	8,901
Other assets	139,857	187,669
TOTAL ASSETS	$36,099,924	$34,059,275
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$10,099,149	$9,151,233
Interest-bearing	19,011,092	18,209,259
Total deposits	29,110,241	27,360,492
Fed funds purchased and other borrowings	—	—
Securities sold under repurchase agreements	433,069	389,583
Subordinated notes	—	—
Accrued interest payable	14,309	3,462
Allowance for credit losses on off-balance sheet credit exposures	29,947	29,947
Other liabilities	202,021	145,122
Total liabilities	29,789,587	27,928,606
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 92,934,789 shares issued and outstanding at June 30, 2021; 92,570,789 shares issued and outstanding at December 31, 2020	92,935	92,571
Capital surplus	3,640,266	3,634,140
Retained earnings	2,576,035	2,403,189
Accumulated other comprehensive income —net unrealized gain on available for sale securities, net of tax expense of $293 and $205, respectively	1,101	769
Total shareholders’ equity	6,310,337	6,130,669
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,099,924	$34,059,275

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$216,803	$242,772	$449,878	$490,015
Securities	43,708	43,776	82,385	92,058
Federal funds sold and other earning assets	340	45	691	758
Total interest income	260,851	286,593	532,954	582,831
INTEREST EXPENSE:
Deposits	15,288	25,269	32,650	60,287
Other borrowings	—	533	—	3,465
Securities sold under repurchase agreements	164	337	323	1,094
Subordinated notes	—	1,499	—	2,999
Total interest expense	15,452	27,638	32,973	67,845
NET INTEREST INCOME	245,399	258,955	499,981	514,986
PROVISION FOR CREDIT LOSSES	—	10,000	—	10,000
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	245,399	248,955	499,981	504,986
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	6,560	5,645	13,247	15,088
Credit card, debit card and ATM card income	8,918	7,263	16,949	14,737
Service charges on deposit accounts	6,062	5,790	12,040	11,894
Trust income	2,276	2,242	5,113	4,904
Mortgage income	2,914	1,820	6,221	3,830
Brokerage income	795	584	1,506	1,234
Net loss on sale or write down of assets	(244)	(3,945)	(323)	(4,330)
Other	8,275	6,276	14,811	12,706
Total noninterest income	35,556	25,675	69,564	60,063
NONINTEREST EXPENSE:
Salaries and employee benefits	75,611	79,109	155,648	156,391
Net occupancy and equipment	8,046	9,190	15,879	18,170
Credit and debit card, data processing and software amortization	8,718	11,690	16,951	23,111
Regulatory assessments and FDIC insurance	2,670	2,601	5,340	4,679
Core deposit intangibles amortization	2,887	3,293	5,818	6,656
Depreciation	4,513	4,598	9,053	9,366
Communications	2,982	3,324	5,881	6,519
Net other real estate (income) expense	(1,641)	44	(2,284)	(40)
Merger related expenses	—	7,474	—	8,018
Other	11,405	13,045	21,981	26,239
Total noninterest expense	115,191	134,368	234,267	259,109
INCOME BEFORE INCOME TAXES	165,764	140,262	335,278	305,940
PROVISION FOR INCOME TAXES	35,153	9,361	71,358	44,191
NET INCOME	$130,611	$130,901	$263,920	$261,749
EARNINGS PER SHARE:
Basic	$1.41	$1.41	$2.84	$2.80
Diluted	$1.41	$1.41	$2.84	$2.80

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net income	$130,611	$130,901	$263,920	$261,749
Other comprehensive income (loss), before tax:
Securities available for sale:
Change in unrealized gains (losses) during the period	424	1,654	420	(2,529)
Total other comprehensive income (loss)	424	1,654	420	(2,529)
Deferred tax (expense) benefit related to other comprehensive income (loss)	(89)	(347)	(88)	531
Other comprehensive income (loss), net of tax	335	1,307	332	(1,998)
Comprehensive income	$130,946	$132,208	$264,252	$259,751

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT MARCH 31, 2021	92,928,539	$92,929	$3,637,188	$2,490,963	$766	$6,221,846
Net income				130,611		130,611
Other comprehensive income					335	335
Common stock issued in connection with the issuance of restricted stock awards, net	6,250	6	(6)			—
Stock based compensation expense			3,084			3,084
Cash dividends declared, $0.49 per share				(45,539)		(45,539)
BALANCE AT JUNE 30, 2021	92,934,789	$92,935	$3,640,266	$2,576,035	$1,101	$6,310,337

Six Months Ended
BALANCE AT DECEMBER 31, 2020	92,570,789	$92,571	$3,634,140	$2,403,189	$769	$6,130,669
Net income				263,920		263,920
Other comprehensive income					332	332
Common stock issued in connection with the issuance of restricted stock awards, net	364,000	364	(364)			—
Stock based compensation expense			6,490			6,490
Cash dividends declared, $0.98 per share				(91,074)		(91,074)
BALANCE AT JUNE 30, 2021	92,934,789	$92,935	$3,640,266	$2,576,035	$1,101	$6,310,337

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT MARCH 31, 2020	92,651,712	$92,651	$3,629,893	$2,135,733	$(2,703)	$5,855,574
Net income				130,901		130,901
Other comprehensive income					1,307	1,307
Common stock issued in connection with the issuance of restricted stock awards, net	8,750	9	(9)			—
Stock based compensation expense			2,963			2,963
Cash dividends declared, $0.46 per share				(42,623)		(42,623)
BALANCE AT JUNE 30, 2020	92,660,462	$92,660	$3,632,847	$2,224,011	$(1,396)	$5,948,122

Six Months Ended
BALANCE AT DECEMBER 31, 2019	94,746,019	$94,746	$3,734,519	$2,140,968	$602	$5,970,835
Cumulative change in accounting principle upon adoption of ASU 2016-13(1) and other				(92,860)		(92,860)
BALANCE AT JANUARY 1, 2020 (AS ADJUSTED FOR CHANGE IN ACCOUNTING STANDARD)	94,746,019	94,746	3,734,519	2,048,108	602	5,877,975
Net income				261,749		261,749
Other comprehensive loss					(1,998)	(1,998)
Common stock issued in connection with the issuance of restricted stock awards, net	6,000	6	(6)			—
Common stock repurchase	(2,091,557)	(2,092)	(107,969)			(110,061)
Stock based compensation expense			6,303			6,303
Cash dividends declared, $0.92 per share				(85,846)		(85,846)
BALANCE AT JUNE 30, 2020	92,660,462	92,660	3,632,847	2,224,011	(1,396)	5,948,122

(1)	ASU 2016-13 became effective for the Company on January 1, 2020.

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$263,920	$261,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	14,871	16,022
Provision for credit losses	—	10,000
Net amortization of premium on investments	27,280	17,229
Net gain on sale of other real estate and repossessed assets	(2,726)	(126)
Net loss on sale or write down of premises and equipment	323	1,978
Net loss on sale or write down of assets	—	2,352
Net accretion of discount on loans	(28,533)	(52,748)
Net amortization of premium on deposits	(834)	(4,063)
Gain on sale of loans	(5,757)	(3,432)
Proceeds from sale of loans held for sale	182,334	215,822
Originations of loans held for sale	(140,770)	(172,041)
Stock based compensation expense	6,490	6,303
Decrease in accrued interest receivable and other assets	55,230	84,326
Increase in accrued interest payable and other liabilities	63,762	54,013
Net cash provided by operating activities	435,590	437,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,407,368	1,064,195
Purchase of held to maturity securities	(4,850,157)	(206,563)
Proceeds from maturities and principal paydowns of available for sale securities	4,640,065	4,017,850
Purchase of available for sale securities	(4,600,007)	(4,042,771)
Originations of Warehouse Purchase Program loans	(19,837,421)	(17,836,303)
Proceeds from pay-offs of Warehouse Purchase Program loans	20,584,241	16,831,882
Net decrease (increase) in loans held for investment	221,645	(1,045,869)
Purchase of bank premises and equipment	(11,832)	(11,893)
Proceeds from sale of bank premises, equipment and other real estate	20,031	2,399
Proceeds from insurance claims	4,093	468
Net cash used in investing activities	(2,421,974)	(1,226,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	947,916	1,276,363
Net increase in interest-bearing deposits	802,667	680,656
Net repayments of other short-term borrowings	—	(1,200,000)
Repayments of other long-term borrowings	—	(599)
Net increase (decrease) in securities sold under repurchase agreements	43,486	(11,959)
Repurchase of common stock	—	(110,061)
Payments of cash dividends	(91,074)	(85,846)
Net cash provided by financing activities	1,702,995	548,554

NET DECREASE IN CASH AND CASH EQUIVALENTS	(283,389)	(240,667)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,343,549	574,108
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,060,160	$333,441

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$5,876	$844

SUPPLEMENTAL INFORMATION:
Income taxes paid	$64,159	$—
Interest paid	22,126	68,286

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the six month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$130,611		$130,901		$263,920		$261,749
Basic:
Weighted average shares outstanding	92,935	$1.41	92,658	$1.41	92,895	$2.84	93,514	$2.80
Diluted:
Weighted average shares outstanding	92,935	$1.41	92,658	$1.41	92,895	$2.84	93,514	$2.80

As of June 30, 2021, all stock options have been exercised and there are no options outstanding. There were no stock options exercisable during the three and six months ended June 30, 2021 or 2020 that would have had an anti-dilutive effect on the above computation.

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

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$576,413	$2,218	$(837)	$577,794
Mortgage-backed securities	34,083	466	(453)	34,096
Total	$610,496	$2,684	$(1,290)	$611,890
Held to Maturity
States and political subdivisions	$148,832	$5,985	$(70)	$154,747
Collateralized mortgage obligations	59,798	1,105	(82)	60,821
Mortgage-backed securities	11,098,171	143,372	(57,876)	11,183,667
Total	$11,306,801	$150,462	$(58,028)	$11,399,235

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$611,353	$1,601	$(620)	$612,334
Mortgage-backed securities	39,187	539	(546)	39,180
Total	$650,540	$2,140	$(1,166)	$651,514
Held to Maturity
States and political subdivisions	$166,175	$8,341	$(32)	$174,484
Collateralized mortgage obligations	96,000	1,669	(219)	97,450
Mortgage-backed securities	7,629,131	144,710	(6,633)	7,767,208
Total	$7,891,306	$154,720	$(6,884)	$8,039,142

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

As of June 30, 2021, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2021, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of June 30, 2021, the Company’s municipal securities represent 1.2% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of June 30, 2021, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$175,497	$(836)	$31	$(1)	$175,528	$(837)
Mortgage-backed securities	1	—	23,185	(453)	23,186	(453)
Total	$175,498	$(836)	$23,216	$(454)	$198,714	$(1,290)
Held to Maturity
States and political subdivisions	$2,681	$(70)	$—	$—	$2,681	$(70)
Collateralized mortgage obligations	6,412	(24)	3,023	(58)	9,435	(82)
Mortgage-backed securities	5,663,469	(57,602)	24,428	(274)	5,687,897	(57,876)
Total	$5,672,562	$(57,696)	$27,451	$(332)	$5,700,013	$(58,028)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$254,318	$(608)	$2,230	$(12)	$256,548	$(620)
Mortgage-backed securities	74	—	26,151	(546)	26,225	(546)
Total	$254,392	$(608)	$28,381	$(558)	$282,773	$(1,166)
Held to Maturity
States and political subdivisions	$2,746	$(32)	$—	$—	$2,746	$(32)
Collateralized mortgage obligations	26,141	(219)	—	—	26,141	(219)
Mortgage-backed securities	674,795	(6,283)	29,900	(350)	704,695	(6,633)
Total	$703,682	$(6,534)	$29,900	$(350)	$733,582	$(6,884)

At June 30, 2021 and December 31, 2020, there were 66 securities and 64 securities, respectively, in an unrealized loss position for 12 months or more.

The amortized cost and fair value of investment securities at June 30, 2021, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$19,169	$19,295	$—	$—
Due after one year through five years	81,365	85,596	—	—
Due after five years through ten years	29,129	30,562	—	—
Due after ten years	19,169	19,294	—	—
Subtotal	148,832	154,747	—	—
Mortgage-backed securities and collateralized mortgage obligations	11,157,969	11,244,488	610,496	611,890
Total	$11,306,801	$11,399,235	$610,496	$611,890

The Company recorded no gain or loss on the sale of securities for the three and six months ended June 30, 2021 and 2020. As of June 30, 2021, the Company did not own any non-agency collateralized mortgage obligations.

At June 30, 2021 and December 31, 2020, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $6.61 billion and $6.11 billion and a fair value of $6.72 billion and $6.23 billion at June 30, 2021 and December 31, 2020, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Residential mortgage loans held for sale	$9,080	$46,777

Commercial and industrial	3,296,221	3,674,200
Real estate:
Construction, land development and other land loans	2,147,474	1,956,960
1-4 family residential (includes home equity)	5,159,940	4,710,761
Commercial real estate (includes multi-family residential)	5,681,184	6,078,764
Farmland	400,383	410,931
Agriculture	189,752	170,421
Consumer and other	272,192	355,751
Total loans held for investment, excluding Warehouse Purchase Program	17,147,146	17,357,788
Warehouse Purchase Program	2,095,559	2,842,379
Total loans, including Warehouse Purchase Program	$19,251,785	$20,246,944

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 75.7% and 73.2% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of June 30, 2021 and December 31, 2020, loans outstanding to directors, officers and their affiliates totaled $1.5 million and $1.7 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the six months ended June 30, 2021	As of and for the year ended December 31, 2020
	(Dollars in thousands)
Beginning balance on January 1	$1,732	$4,152
New loans	9	813
Transfers	—	—
Repayments	(227)	(3,233)
Ending balance	$1,514	$1,732

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

An aging analysis of past due loans, segregated by category of loan, is presented below:

	June 30, 2021
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$7,666	$—	$7,666	$1,423	$2,138,385	$2,147,474
Warehouse Purchase Program loans	—	—	—	—	2,095,559	2,095,559
Agriculture and agriculture real estate (includes farmland)	999	—	999	391	588,745	590,135
1-4 family (includes home equity) (1)	11,069	28	11,097	11,509	5,146,414	5,169,020
Commercial real estate (includes multi-family residential)	15,061	—	15,061	11,266	5,654,857	5,681,184
Commercial and industrial	7,053	302	7,355	8,271	3,280,595	3,296,221
Consumer and other	464	—	464	20	271,708	272,192
Total	$42,312	$330	$42,642	$32,880	$19,176,263	$19,251,785

	December 31, 2020
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$14,820	$236	$15,056	$1,262	$1,940,642	$1,956,960
Warehouse Purchase Program loans	—	—	—	—	2,842,379	2,842,379
Agriculture and agriculture real estate (includes farmland)	538	—	538	1,344	579,470	581,352
1-4 family (includes home equity) (1)	7,527	36	7,563	15,999	4,733,976	4,757,538
Commercial real estate (includes multi-family residential)	17,039	1,409	18,448	10,906	6,049,410	6,078,764
Commercial and industrial	14,383	—	14,383	16,084	3,643,733	3,674,200
Consumer and other	380	18	398	1,590	353,763	355,751
Total	$54,687	$1,699	$56,386	$47,185	$20,143,373	$20,246,944

(1)	Includes $9.1 million and $46.8 million of residential mortgage loans held for sale at June 30, 2021 and December 31, 2020, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Nonaccrual loans (1) (2)	$32,880	$47,185
Accruing loans 90 or more days past due	330	1,699
Total nonperforming loans	33,210	48,884
Repossessed assets	310	93
Other real estate	144	10,593
Total nonperforming assets	$33,664	$59,570

Nonperforming assets to total loans and other real estate	0.17%	0.29%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.20%	0.34%

(1)	Includes troubled debt restructurings of $7.5 million and $11.3 million as of June 30, 2021 and December 31, 2020, respectively.
(2)	There were no nonperforming or troubled debt restructurings of Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $33.7 million in nonperforming assets at June 30, 2021 compared with $59.6 million at December 31, 2020. Nonperforming assets were 0.17% of total loans and other real estate at June 30, 2021 and 0.29% of total loans and other real estate at December 31, 2020.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.6 million and $1.4 million would have been recorded as income for the six months ended June 30, 2021 and 2020, respectively. The Company had $32.9 million in nonaccrual loans at June 30, 2021 compared with $62.9 million at June 30, 2020.

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

PCD Loans.  The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
PCD loans:
Outstanding balance	$144,694	$195,631
Discount	(8,695)	(14,216)
Recorded investment	$135,999	$181,415

Changes in the accretable yield for acquired PCD loans for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$11,157	$29,460	$14,216	$35,654
Adjustments	—	(274)	—	(449)
Accretion charge-offs	—	(354)	(32)	(354)
Accretion	(2,462)	(6,267)	(5,489)	(12,286)
Balance at June 30,	$8,695	$22,565	$8,695	$22,565

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered non-performing or impaired.  The PCD discount reflected above as of June 30, 2021, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$2,913,494	$3,869,205
Discount	(16,535)	(39,587)
Recorded investment	$2,896,959	$3,829,618

Changes in the discount accretion for Non-PCD loans for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$26,285	$87,613	$39,587	$110,130
Adjustments	(20)	312	(20)	312
Accretion charge-offs	1	(66)	12	(120)
Accretion	(9,731)	(17,999)	(23,044)	(40,462)
Balance at June 30,	$16,535	$69,860	$16,535	$69,860

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

The following tables present loans by risk grade, by category of loan and year of origination/renewal at June 30, 2021.

	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	161	—	—	161
Grade 3	461,605	741,483	355,983	110,402	119,206	41,176	104,688	703	1,935,246
Grade 4	17,045	52,086	80,901	15,078	5,611	8,067	10,835	—	189,623
Grade 5	4,370	9,894	491	805	103	—	—	—	15,663
Grade 6	4,288	—	—	—	—	648	—	—	4,936
Grade 7	59	331	—	1,034	—	—	—	—	1,424
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	145	95	181	—	—	—	421
Total	$487,367	$803,794	$437,520	$127,414	$125,101	$50,052	$115,523	$703	$2,147,474

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$1,477	$716	$289	$143	$170	$—	$8,195	$—	$10,990
Grade 2	—	—	—	—	341	1,284	51	—	1,676
Grade 3	85,228	110,959	59,799	41,514	28,835	105,740	74,940	78	507,093
Grade 4	9,206	11,515	2,992	7,119	2,811	13,554	12,010	—	59,207
Grade 5	—	2,425	568	99	—	469	3,291	—	6,852
Grade 6	—	1,363	39	59	—	811	—	—	2,272
Grade 7	—	—	37	3	—	308	43	—	391
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	945	185	263	—	261	—	—	1,654
Total	$95,911	$127,923	$63,909	$49,200	$32,157	$122,427	$98,530	$78	$590,135

1-4 Family (includes Home Equity) (1)
Grade 1	$—	$116	$—	$—	$—	$—	$—	$—	$116
Grade 2	253	381	92	514	310	6,450	750	—	8,750
Grade 3	1,031,877	1,380,983	702,885	465,101	350,846	966,290	108,389	2,321	5,008,692
Grade 4	6,708	10,221	23,868	24,800	22,494	42,231	1,514	2	131,838
Grade 5	—	1,263	314	151	492	3,062	—	247	5,529
Grade 6	—	21	63	2	—	1,918	—	—	2,004
Grade 7	—	277	1,250	1,625	2,601	5,183	—	—	10,936
Grade 8	—	—	—	—	—	31	—	—	31
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	1,124	—	—	1,124
Total	$1,038,838	$1,393,262	$728,472	$492,193	$376,743	$1,026,289	$110,653	$2,570	$5,169,020

	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	670	7,924	1,417	—	6,490	1,033	—	—	17,534
Grade 3	447,226	643,678	735,552	635,094	503,889	1,092,152	90,544	1,295	4,149,430
Grade 4	61,677	137,902	104,285	162,138	242,347	324,527	5,915	1,625	1,040,416
Grade 5	4,566	31,244	19,566	59,813	21,277	156,678	1,516	—	294,660
Grade 6	—	20,236	159	1,228	22,884	50,410	—	—	94,917
Grade 7	—	—	—	1,183	13	8,633	1,417	—	11,246
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	35,138	24,687	6,565	580	—	6,011	—	—	72,981
Total	$549,277	$865,671	$867,544	$860,036	$796,900	$1,639,444	$99,392	$2,920	$5,681,184

Commercial and Industrial
Grade 1	$556,522	$240,160	$2,931	$2,988	$600	$709	$25,101	$10	$829,021
Grade 2	332	725	75	385	952	2,132	9,136	—	13,737
Grade 3	290,062	303,714	217,589	177,682	77,421	150,922	781,898	1,220	2,000,508
Grade 4	10,139	43,532	43,291	45,990	7,460	19,503	113,641	344	283,900
Grade 5	1,094	11,159	18,293	5,004	1,443	69	20,520	150	57,732
Grade 6	—	902	11,665	156	56	3,317	9,474	—	25,570
Grade 7	155	352	272	6,493	65	550	20,236	—	28,123
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	32,344	566	11,000	9,738	95	3,887	—	57,630
Total	$858,304	$632,888	$294,682	$249,698	$97,735	$177,297	$983,893	$1,724	$3,296,221

Consumer and Other
Grade 1	$11,123	$20,544	$4,701	$2,006	$1,727	$1,026	$1,450	$—	$42,577
Grade 2	134	1,234	598	372	29,942	20	2	—	32,302
Grade 3	29,993	31,962	32,654	18,267	9,642	9,590	36,184	305	168,597
Grade 4	201	5,601	114	335	70	118	10,005	—	16,444
Grade 5	—	33	—	—	16	—	—	—	49
Grade 6	—	—	—	2	—	—	9,997	—	9,999
Grade 7	—	—	—	11	3	21	—	—	35
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	2,189	—	—	—	—	—	—	2,189
Total	$41,451	$61,563	$38,067	$20,993	$41,400	$10,775	$57,638	$305	$272,192

	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	2,095,559	—	—	—	—	—	—	—	2,095,559
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$2,095,559	$—	$—	$—	$—	$—	$—	$—	$2,095,559

Total
Grade 1	$569,122	$261,536	$7,921	$5,137	$2,497	$1,735	$34,746	$10	$882,704
Grade 2	1,389	10,264	2,182	1,271	38,035	11,080	9,939	—	74,160
Grade 3	4,441,550	3,212,779	2,104,462	1,448,060	1,089,839	2,365,870	1,196,643	5,922	15,865,125
Grade 4	104,976	260,857	255,451	255,460	280,793	408,000	153,920	1,971	1,721,428
Grade 5	10,030	56,018	39,232	65,872	23,331	160,278	25,327	397	380,485
Grade 6	4,288	22,522	11,926	1,447	22,940	57,104	19,471	—	139,698
Grade 7	214	960	1,559	10,349	2,682	14,695	21,696	—	52,155
Grade 8	—	—	—	—	—	31	—	—	31
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	35,138	60,165	7,461	11,938	9,919	7,491	3,887	—	135,999
Total	$5,166,707	$3,885,101	$2,430,194	$1,799,534	$1,470,036	$3,026,284	$1,465,629	$8,300	$19,251,785

(1)	Includes $9.1 million of residential mortgage loans held for sale at June 30, 2021.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of June 30, 2021 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

The following table details activity in the allowance for credit losses on loans by category of loan for the three and six months ended June 30, 2021 and 2020.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance March 31, 2021	$50,118	$8,103	$47,702	$85,840	$105,395	$10,052	$307,210
Provision for credit losses	4,569	147	2,907	(2,794)	(3,030)	(1,799)	—
Charge-offs	—	(13)	—	(640)	(3,944)	(718)	(5,315)
Recoveries	105	22	6	122	415	319	989
Net charge-offs	105	9	6	(518)	(3,529)	(399)	(4,326)
Balance June 30, 2021	$54,792	$8,259	$50,615	$82,528	$98,836	$7,854	$302,884

Six Months Ended
Balance December 31, 2020	$44,892	$7,824	$44,555	$87,857	$116,795	$14,145	$316,068
Provision for credit losses	9,790	459	6,101	1,777	(12,846)	(5,281)	—
Charge-offs	—	(51)	(54)	(7,228)	(5,698)	(1,654)	(14,685)
Recoveries	110	27	13	122	585	644	1,501
Net charge-offs	110	(24)	(41)	(7,106)	(5,113)	(1,010)	(13,184)
Balance June 30, 2021	$54,792	$8,259	$50,615	$82,528	$98,836	$7,854	$302,884

Allowance for credit losses:
Three Months Ended
Balance March 31, 2020	$28,741	$5,769	$23,539	$61,403	$180,097	$27,657	$327,206
Provision for credit losses	11,115	1,126	9,533	16,804	(18,007)	(10,571)	10,000
Charge-offs	—	(32)	(145)	—	(12,678)	(1,121)	(13,976)
Recoveries	6	35	94	—	472	368	975
Net charge-offs	6	3	(51)	—	(12,206)	(753)	(13,001)
Balance June 30, 2020	$39,862	$6,898	$33,021	$78,207	$149,884	$16,333	$324,205

Six Months Ended
Balance December 31, 2020	$14,654	$2,971	$15,277	$12,332	$40,445	$1,790	$87,469
Impact of adoption ASU 2016-13	14,075	2,797	8,267	48,990	139,624	26,785	240,538
Provision for credit losses	11,115	1,126	9,533	16,804	(18,007)	(10,571)	10,000
Charge-offs	—	(62)	(175)	—	(13,289)	(2,437)	(15,963)
Recoveries	18	66	119	81	1,111	766	2,161
Net charge-offs	18	4	(56)	81	(12,178)	(1,671)	(13,802)
Balance June 30, 2020	$39,862	$6,898	$33,021	$78,207	$149,884	$16,333	$324,205

The allowance for credit losses on loans as of June 30, 2021 totaled $302.9 million or 1.57% of total loans, including acquired loans with discounts, a decrease of $13.2 million or 4.2% compared to the allowance for credit losses on loans totaling $316.1 million or 1.56% of total loans, including acquired loans with discounts, as of December 31, 2020. Net charge-offs were $4.3 million and $13.2 million for the three and six months ended June 30, 2021, respectively. Net charge-offs for the second quarter of 2021 included $1.0 million related to resolved PCD loans. These PCD loans had specific reserves of $3.1 million, of which $1.0 million was allocated to the charge-offs and $2.1 million was moved to the general reserve. Additionally, $1.4 million of specific reserves on resolved PCD loans was released to the general reserve without taking any charge-off. Net charge-offs for the six months ended June 30, 2021 included $8.2 million related to PCD loans. These PCD loans had specific reserves of $9.8 million, of which $7.7 million was allocated to the charge-offs and $2.1 million was moved to the general reserve. Further, an additional $5.6 million of specific reserves on resolved PCD loans without any related charge-offs was released to the general reserve. As of June 30, 2021, the Company also had loans totaling $780.0 million pursuant to the Paycheck Protection Program (“PPP”), which are fully guaranteed by the Small Business Administration and do not carry an allowance.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of June 30, 2021 and December 31, 2020, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of June 30, 2021, the Company had $1.75 billion in commitments expected to fund.

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Under ASC Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring. As of June 30, 2021 and 2020, the Company had $7.5 million and $13.6 million, respectively, in outstanding troubled debt restructurings.

The following table presents information regarding the recorded investment of loans that were modified as troubled debt restructurings during the six months ended June 30, 2021 and 2020.

	Six Months Ended
	June 30,
	2021			2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate (includes farmland)	—	—	—	—	—	—
1-4 Family (includes home equity)	—	—	—	1	23	13
Commercial real estate (includes multi-family residential)	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	—	$—	$—	1	$23	$13

As of June 30, 2021, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications generally relate to extending the amortization periods of the loans, which includes loans modified during bankruptcy.

For the six months ended June 30, 2021, the Company did not add any loans as new troubled debt restructurings. For the six months ended June 30, 2020, the Company added one loan totaling $23 thousand as a new troubled debt restructuring, of which $13 thousand remained outstanding at June 30, 2020. The Company did not grant principal reductions on any restructured loans at the time of modification. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

Under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Consolidated Appropriations Act of 2021 (“CAA”), banks may deem that loan modifications do not result in troubled debt restructurings if they are (1) related to the novel strain of coronavirus disease first reported in December 2019 (“COVID-19”); (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the COVID-19 national emergency declaration by the President of the United States or (B) January 1, 2022. Additionally, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40 and federal banking agencies’ interagency guidance. These modifications include modifications such as principal and interest payment deferrals, temporary interest only payment terms, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The Company's troubled debt restructurings do not include loan modifications related to COVID-19. Beginning in mid-March of 2020, the Company began offering deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis. As of June 30, 2021, the Company had approximately $210.4 million in outstanding loans subject to deferral and modification agreements.

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$577,794	$—	$577,794
Mortgage-backed securities	—	34,096	—	34,096
Total	$—	$611,890	$—	$611,890

Derivative financial instruments:
Interest rate lock commitments	$—	$630	$—	$630
Forward mortgage-backed securities trades	—	7	—	7
Loan customer counterparty	—	8,442	—	8,442
Financial institution counterparty	—	—	—	—
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	42	—	42
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	8,442	—	8,442

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$612,334	$—	$612,334
Mortgage-backed securities	—	39,180	—	39,180
Total available for sale securities	$—	$651,514	$—	$651,514

Derivative financial instruments:
Loan customer counterparty	—	11,912	—	11,912
Financial institution counterparty	—	—	—	—
Liabilities:
Derivative financial instruments:
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	11,912	—	11,912

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment.  For the three and six months ended June 30, 2021, the Company had additions to other real estate owned of $5.6 million and $5.9 million, respectively, of which no balance was outstanding as of June 30, 2021. For the three and six months ended June 30, 2021, the Company had additions to impaired loans of $1.3 million and $5.7 million, respectively, of which $1.3 million and $5.3 million, respectively, were outstanding as of June 30, 2021. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2021 and remained outstanding at June 30, 2021 were not significant.

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of June 30, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,059,879	$1,059,879	$—	$—	$1,059,879
Federal funds sold	281	281	—	—	281
Held to maturity securities	11,306,801	—	11,399,235	—	11,399,235
Loans held for sale	9,080	—	9,080	—	9,080
Loans held for investment, net of allowance	16,844,262	—	—	16,973,752	16,973,752
Loans held for investment - Warehouse Purchase Program	2,095,559	—	2,095,559	—	2,095,559
Other real estate owned	144	—	144	—	144
Liabilities
Deposits:
Noninterest-bearing	$10,099,149	$—	$10,099,149	$—	$10,099,149
Interest-bearing	19,011,092	—	19,045,659	—	19,045,659
Securities sold under repurchase agreements	433,069	—	433,075	—	433,075

	As of December 31, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,342,996	$1,342,996	$—	$—	$1,342,996
Federal funds sold	553	553	—	—	553
Held to maturity securities	7,891,306	—	8,039,142	—	8,039,142
Loans held for sale	46,777	—	46,777	—	46,777
Loans held for investment, net of allowance	17,041,720	—	—	17,118,745	17,118,745
Loans held for investment - Warehouse Purchase Program	2,842,379	—	2,842,379	—	2,842,379
Other real estate owned	10,593	—	10,593	—	10,593
Liabilities
Deposits:
Noninterest-bearing	$9,151,233	$—	$9,151,233	$—	$9,151,233
Interest-bearing	18,209,259	—	18,227,623	—	18,227,623
Securities sold under repurchase agreements	389,583	—	389,595	—	389,595

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

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2021. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the six months ended June 30, 2021 and the year ended December 31, 2020 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2019	$3,223,671	$86,404
Less:
Amortization	—	(13,169)
Add:
Measurement period adjustment of LegacyTexas Merger(1)	7,965	—
Balance as of December 31, 2020	3,231,636	73,235
Less:
Amortization	—	(5,818)
Balance as of June 30, 2021	$3,231,636	$67,417

(1)	LegacyTexas Financial Group, Inc. (“LegacyTexas”) merged into Bancshares on November 1, 2019.

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2021, there was no impairment recorded on goodwill and core deposit intangibles.

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $2.9 million and $3.3 million for the three months ended June 30, 2021 and 2020, respectively, and $5.8 million and $6.7 million for the six months ended June 30, 2021 and 2020, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of June 30, 2021 is as follows (dollars in thousands):

Remaining 2021	$5,733
2022	10,336
2023	9,360
2024	8,699
2025	8,173
Thereafter	25,116
Total	$67,417

8. INCOME TAXES

Income tax expense totaled $35.2 million for the three months ended June 30, 2021 compared with $9.4 million for the same period in 2020, an increase of $25.8 million or 275.5%. Income tax expense totaled $71.4 million for the six months ended June 30, 2021 compared with $44.2 million for the same period in 2020, an increase of $27.2 million or 61.5%. Net income for the second quarter of 2020 includes a tax benefit for a net operating loss (“NOL”) of $20.1 million generated as a result of the enactment of the CARES Act and merger related expenses of $7.5 million. The Company’s effective tax rate for the three months ended June 30, 2021 and 2020 was 21.2% and 6.7%, respectively. The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 was 21.3% and 14.4%, respectively.

The CARES Act. The CARES Act permits a five-year carryback period for NOLs, which allowed the Company to generate an anticipated tax refund and income tax benefit resulting from the tax rate differential between the current statutory tax rate of 21% and the 35% statutory tax rate in prior years during the carryback period. Pursuant to this provision of the CARES Act, the Company recorded a federal current benefit for taxes on income for the six months ended June 30, 2020 due to the NOL generated in 2019 by LegacyTexas that was used to offset taxable income generated between 2014 and 2017 taxed at 35% resulting in a tax benefit of $20.1 million, which is included in provision for income taxes in the accompanying condensed consolidated statements of income. This caused a reduction in the effective tax rate during the three and six months ended June 30, 2020. As a result of the NOL carryback, there was a reduction in the Company’s deferred tax assets of $30.2 million during the six months ended June 30, 2020.

9. STOCK–BASED COMPENSATION

At June 30, 2021, the Company had two stock-based employee compensation plans with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by the Company’s shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of June 30, 2021, 15,576 shares of common stock had been issued pursuant to vested awards and 388,655 shares of unvested restricted stock have been granted under the 2020 Plan.

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of June 30, 2021, 726,197 shares of common stock had been issued pursuant to vested awards and 117,928 shares of unvested restricted stock had been granted under the 2012 Plan prior to the adoption of the 2020 Plan by the Company’s shareholders. The Company does not plan to make any further awards pursuant to the 2012 Plan.

As of June 30, 2021, the Company had no stock options outstanding. Stock-based compensation expense related to restricted stock was $3.1 million and $3.0 million during the three months ended June 30, 2021 and 2020, respectively, and $6.5 million and $6.3 million during the six months ended June 30, 2021 and 2020.  As of June 30, 2021, there was $25.9 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.09 years.

10. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

The Company’s leases and off-balance sheet items as of June 30, 2021 are summarized below.

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 17 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income for the three and six months ended June 30, 2021 was $800 thousand and $1.5 million, respectively, and the Company had no sublease income for the three and six months ended June 30, 2020. As of June 30, 2021, operating lease ROU assets and lease liabilities were approximately $52.5 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of June 30, 2021, the weighted average of remaining lease terms of the Company’s operating leases was 6.8 years. The weighted average discount rate used to determine the lease liabilities as of June 30, 2021 for the Company’s operating leases was 2.25%. Cash paid for the Company’s operating leases for the three months ended June 30, 2021 and 2020 was $2.9 million and $3.6 million, respectively. Cash paid for the Company’s operating leases for the six months ended June 30, 2021 and 2020 was $6.4 million and $7.2 million, respectively. The Company obtained $667 thousand in ROU assets in exchange for lease liabilities for two operating leases during the six months ended June 30, 2021.

The Company’s future undiscounted cash payments associated with its operating leases as of June 30, 2021 are summarized below (dollars in thousands).

Remaining 2021	$5,537
2022	10,694
2023	9,947
2024	9,027
2025	8,638
2026	7,868
Thereafter	12,716
Total undiscounted lease payments	$64,427

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of June 30, 2021 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$76,776	$11,045	$793	$—	$88,614
Unused capacity on Warehouse Purchase Program loans	1,362,441	—	—	—	1,362,441
Commitments to extend credit	1,612,471	872,382	335,375	1,261,355	4,081,583
Total	$3,051,688	$883,427	$336,168	$1,261,355	$5,532,638

The Company records an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company’s consolidated statement of income. At June 30, 2021 and December 31, 2020, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in “Allowance for credit losses on off-balance sheet credit exposures” on the Company’s consolidated balance sheet, totaled $29.9 million.

11. OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income were as follows:

	Three Months Ended June 30,
	2021			2020
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income:
Securities available for sale:
Change in unrealized loss during period	$424	$(89)	$335	$1,654	$(347)	$1,307
Total securities available for sale	424	(89)	335	1,654	(347)	1,307
Total other comprehensive income	$424	$(89)	$335	$1,654	$(347)	$1,307

	Six Months Ended June 30,
	2021			2020
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized loss during period	$420	$(88)	$332	$(2,529)	$531	$(1,998)
Total securities available for sale	420	(88)	332	(2,529)	531	(1,998)
Total other comprehensive income (loss)	$420	$(88)	$332	$(2,529)	$531	$(1,998)

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2020	$769	$769
Other comprehensive income	332	332
Balance at June 30, 2021	$1,101	$1,101

Balance at December 31, 2019	$602	$602
Other comprehensive loss	(1,998)	(1,998)
Balance at June 30, 2020	$(1,396)	$(1,396)

12. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2021 and December 31, 2020.

	June 30, 2021			December 31, 2020
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$18,540	$630	$—	$—	$—	$—
Forward mortgage-backed securities trades	25,250	7	42	—	—	—
Commercial loan interest rate swaps and caps:
Loan customer counterparty	$249,188	$8,442	—	224,684	11,912	—
Financial institution counterparty	249,188	—	8,442	224,684	—	11,912

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at June 30, 2021 and December 31, 2020 are presented in the following table.

	Weighted-Average Interest Rate
	June 30, 2021		December 31, 2020
	Received	Paid	Received	Paid
Loan customer counterparty	2.62%	0.66%	2.83%	0.79%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $8.4 million at June 30, 2021 and $11.9 million at December 31, 2020. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was zero at June 30, 2021. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was $9.3 million at June 30, 2021 and $13.8 million at December 31, 2020.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2021	2020	2021	2020
	(Dollars in thousands)
Interest rate lock commitments	$630	$(1,417)	$630	$(305)
Forward mortgage-backed securities trades	(35)	(461)	(35)	(2,398)

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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation (“Bancshares”), is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank (the “Bank,” and together with Bancshares, the “Company”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of June 30, 2021, the Bank operated 274 full-service banking locations; with 65 in the Houston area including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 64 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $36.10 billion at June 30, 2021 compared with $34.06 billion at December 31, 2020, an increase of $2.04 billion or 6.0%. Total loans were $19.25 billion at June 30, 2021 compared with $20.25 billion at December 31, 2020, a decrease of $995.2 million or 4.9%. Total deposits were $29.11 billion at June 30, 2021 compared with $27.36 billion at December 31, 2020, an increase of $1.75 billion or 6.4%. Total shareholders’ equity was $6.31 billion at June 30, 2021 compared with $6.13 billion at December 31, 2020, an increase of $179.7 million or 2.9%.

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

COVID-19 PANDEMIC

The Company continues to monitor the latest developments regarding COVID-19. As of June 30, 2021, the states of Texas and Oklahoma have lifted their respective restrictions on all business and activities. However, as the number of cases attributable to the variants of COVID-19 increase, including the Delta variant, it is possible that some restrictions could be re-introduced. The COVID-19 pandemic has resulted in significant economic uncertainties that have had, and could continue to have, an adverse impact on the Company’s operating income, financial condition and cash flows. The extent to which the COVID-19 pandemic will impact the Company’s operations and financial results during 2021 cannot be reasonably or reliably estimated at this time.

Since the implementation of the Paycheck Protection Program in 2020, the Company has obtained SBA approvals on approximately 18,700 loans totaling $2.036 billion and, as of June 30, 2021, had an outstanding balance of 7,770 loans totaling $780.0 million after remittance.

Also, in response to the COVID-19 pandemic, the Company has provided relief to its loan customers through loan extensions and deferrals. The Company’s troubled debt restructurings do not include loan modifications related to COVID-19. Beginning in mid-March of 2020, the Company began offering deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis. As of June 30, 2021, the Company had approximately $210.4 million in outstanding loans subject to deferral and modification agreements.

RESULTS OF OPERATIONS

Net income available to common shareholders was $130.6 million for the quarter ended June 30, 2021 compared with $130.9 million for the same period in 2020, a decrease of $290 thousand or 0.2%. Net income per diluted common share was $1.41 for the quarters ended June 30, 2021 and 2020. Net income for the second quarter of 2020 includes a tax benefit for a NOL of $20.1 million and merger related expenses of $7.5 million. The Company posted annualized returns on average common equity of 8.31% and 8.84%, annualized returns on average assets of 1.45% and 1.61% and efficiency ratios of 40.96% and 46.56% for the quarters ended June 30, 2021 and 2020, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale of assets are not included. Additionally, taxes are not part of this calculation.

For the six months ended June 30, 2021, net income available to common shareholders was $263.9 million compared with $261.7 million for the same period in 2020, an increase of $2.2 million or 0.8%. Net income per diluted common share was $2.84 for the six months ended June 30, 2021 compared with $2.80 for the same period in 2020, an increase of 1.4%. The Company posted annualized returns on average common equity of 8.46% and 8.85%, annualized returns on average assets of 1.49% and 1.64% and efficiency ratios of 41.11% and 44.72% for the six months ended June 30, 2021 and 2020, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended June 30, 2021

Net interest income before the provision for credit losses was $245.4 million for the quarter ended June 30, 2021, a decrease of $13.6 million or 5.2%, compared with $259.0 million for the same period in 2020. The decrease was primarily due to a decrease in the average loan balance and average rate on loans and a decrease in loan discount accretion of $12.1 million, partially offset by a decrease in the average rate on interest-bearing liabilities.

Interest income on loans was $216.8 million for the quarter ended June 30, 2021, a decrease of $26.0 million or 10.7%, compared with $242.8 million for the same period in 2020. The decrease was primarily due to a decrease in the average loan balance and average rate on loans and a decrease in loan discount accretion of $12.1 million.

Interest income on securities was $43.7 million for the quarter ended June 30, 2021, a decrease of $68 thousand or 0.2%, compared with $43.8 million for the same period in 2020.

Average interest-bearing liabilities were $19.52 billion for the quarter ended June 30, 2021, an increase of $1.84 billion or 10.4%, compared with $17.68 billion for the same period in 2020, primarily due to an increase in interest-bearing demand deposits and savings and money market deposits partially offset by decreases in other borrowings and subordinated notes. The net interest margin on a tax-equivalent basis was 3.11% for the quarter ended June 30, 2021, a decrease of 58 basis points or 15.7% compared to 3.69% for the same period in 2020. The change was primarily due to a decrease in the average loan balance and average rate on loans, an increase in lower yielding securities, a decrease in loan discount accretion of $12.1 million and higher cash balances due to excess liquidity, partially offset by a decrease in the average rate on interest-bearing liabilities.

For the Six Months Ended June 30, 2021

Net interest income before the provision for credit losses was $500.0 million for the six months ended June 30, 2021, a decrease of $15.0 million or 2.9%, compared with $515.0 million for the same period in 2020.  The decrease was primarily due to a decrease in the average rate on interest-earning assets and a decrease in loan discount accretion of $24.2 million, partially offset by a decrease in the average rate on interest-bearing liabilities.

Interest income on loans was $449.9 million for the six months ended June 30, 2021, a decrease of $40.1 million or 8.2%, compared with $490.0 million for the same period in 2020. The decrease was primarily due to an increase in lower yielding loans and a decrease in loan discount accretion of $24.2 million. The Company had $25.2 million of total outstanding accretable discounts on purchased loans.

Interest income on securities was $82.4 million for the six months ended June 30, 2021, a decrease of $9.7 million or 10.5%, compared with $92.1 million for the same period in 2020. This decrease was primarily due to lower average yields and higher net premium amortization offset by an increase in average securities balances.

Average interest-bearing liabilities were $19.23 billion for the six months ended June 30, 2021, an increase of $1.55 billion or 8.8%, compared with $17.68 billion for the same period in 2020, primarily due to an increase in interest-bearing demand deposits and savings and money market deposits partially offset by decreases in other borrowings and subordinated notes. The net interest margin on a tax-equivalent basis was 3.26%  for the six months ended June 30, 2021, a decreased of 49 basis points or 13.1%, compared to 3.75% for the six months ended June 30, 2020. The change was primarily due to an increase in lower yielding loans, a decrease in loan discount accretion of $24.2 million, higher net premium amortization on securities and higher cash balances due to excess liquidity, partially offset by a decrease in the average rate on interest-bearing liabilities.

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

	Three Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$13,716	$109	3.19%	$63,338	$523	3.32%
Loans held for investment	17,305,259	200,817	4.65%	18,135,226	228,062	5.06%
Loans held for investment - Warehouse Purchase Program	1,984,305	15,877	3.21%	1,843,097	14,187	3.10%
Total loans	19,303,280	216,803	4.50%	20,041,661	242,772	4.87%
Investment securities	11,180,948	43,708	1.57%	8,054,008	43,776	2.19%
Federal funds sold and other earning assets	1,221,993	340	0.11%	172,761	45	0.10%
Total interest-earning assets	31,706,221	260,851	3.30%	28,268,430	286,593	4.08%
Allowance for credit losses on loans	(306,059)			(325,720)
Noninterest-earning assets	4,695,860			4,562,016
Total assets	$36,096,022			$32,504,726

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$6,281,068	$5,471	0.35%	$4,949,023	$4,621	0.38%
Savings and money market deposits	9,872,624	5,490	0.22%	8,537,352	8,745	0.41%
Certificates and other time deposits	2,980,186	4,327	0.58%	3,224,196	11,903	1.48%
Federal funds purchased and other borrowings	—	—	—	474,867	533	0.45%
Securities sold under repurchase agreements	383,975	164	0.17%	365,077	337	0.37%
Subordinated notes	—	—	—	125,475	1,499	4.80%
Total interest-bearing liabilities	19,517,853	15,452	0.32%	17,675,990	27,638	0.63%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	10,062,085			8,583,734
Allowance for credit losses on off-balance sheet credit exposures	29,947			29,947
Other liabilities	198,748			289,899
Total liabilities	29,808,633			26,579,570
Shareholders' equity	6,287,389			5,925,156
Total liabilities and shareholders' equity	$36,096,022			$32,504,726

Net interest rate spread			2.98%			3.45%
Net interest income and margin (2) (3)		$245,399	3.10%		$258,955	3.68%
Net interest income and margin (tax equivalent) (4)		$245,985	3.11%		$259,645	3.69%

(1)	Annualized and based on average balances on an actual 365-day or 366-day basis for the three months ended June 30, 2021 and 2020.
(2)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(4)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21%.

	Six Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$23,468	$347	2.98%	$65,128	$1,155	3.57%
Loans held for investment	17,292,235	414,795	4.84%	17,699,162	464,579	5.28%
Loans held for investment - Warehouse Purchase Program	2,175,888	34,736	3.22%	1,481,710	24,281	3.30%
Total loans	19,491,591	449,878	4.65%	19,246,000	490,015	5.12%
Investment securities	10,170,508	82,385	1.63%	8,244,102	92,058	2.25%
Federal funds sold and other earning assets	1,363,533	691	0.10%	198,196	758	0.77%
Total interest-earning assets	31,025,632	532,954	3.46%	27,688,298	582,831	4.23%
Allowance for credit losses on loans	(310,798)			(326,862)
Noninterest-earning assets	4,609,640			4,569,631
Total assets	$35,324,474			$31,931,067

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$6,197,235	$11,414	0.37%	$4,969,700	$11,717	0.47%
Savings and money market deposits	9,647,594	11,243	0.24%	8,251,396	22,867	0.56%
Certificates and other time deposits	3,005,761	9,993	0.67%	3,314,472	25,703	1.56%
Other borrowings	—	—	—	653,914	3,465	1.07%
Securities sold under repurchase agreements	380,339	323	0.17%	365,846	1,094	0.60%
Subordinated notes	—	—	—	125,585	2,999	4.80%
Total interest-bearing liabilities	19,230,929	32,973	0.35%	17,680,913	67,845	0.77%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	9,636,800			8,037,767
Allowance for credit losses on off-balance sheet credit exposures	29,947			21,478
Other liabilities	184,023			276,211
Total liabilities	29,081,699			26,016,369
Shareholders' equity	6,242,775			5,914,698
Total liabilities and shareholders' equity	$35,324,474			$31,931,067

Net interest rate spread			3.11%			3.46%
Net interest income and margin (2) (3)		$499,981	3.25%		$514,986	3.74%
Net interest income and margin (tax equivalent) (4)		$501,203	3.26%		$516,399	3.75%

(1)	Annualized and based on average balances on an actual 365-day or 366-day basis for the six months ended June 30, 2021 and 2020.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021 vs. 2020			2021 vs. 2020
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$(411)	$(3)	$(414)	$(737)	$(71)	$(808)
Loans held for investment (1)	(10,466)	(16,779)	(27,245)	(10,652)	(39,132)	(49,784)
Loans held for investment - Warehouse Purchase Program	1,090	600	1,690	11,344	(889)	10,455
Investment securities (1)	17,042	(17,110)	(68)	21,452	(31,125)	(9,673)
Federal funds sold and other earning assets	274	21	295	4,444	(4,511)	(67)
Total increase (decrease) in interest income	7,529	(33,271)	(25,742)	25,851	(75,728)	(49,877)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	1,247	(397)	850	2,886	(3,189)	(303)
Savings and money market deposits	1,371	(4,626)	(3,255)	3,859	(15,483)	(11,624)
Certificates and other time deposits (1)	(903)	(6,673)	(7,576)	(2,387)	(13,323)	(15,710)
Other borrowings	(533)	—	(533)	(3,455)	(10)	(3,465)
Securities sold under repurchase agreements	17	(190)	(173)	43	(814)	(771)
Subordinated notes	(1,499)	—	(1,499)	(2,991)	(8)	(2,999)
Total decrease in interest expense	(300)	(11,886)	(12,186)	(2,045)	(32,827)	(34,872)
Increase (decrease) in net interest income	$7,829	$(21,385)	$(13,556)	$27,896	$(42,901)	$(15,005)

(1)	Includes impact of purchase accounting adjustments.

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

The Company had no provision for credit losses for the quarter ended June 30, 2021 and a $10.0 million provision for credit losses for the quarter ended June 30, 2020. The Company had no provision for credit losses for the six months ended June 30, 2021 and a $10.0 million provision for credit losses for the six months ended June 30, 2020.

Net charge-offs were $4.3 million for the quarter ended June 30, 2021 compared with net charge-offs of $13.0 million for the quarter ended June 30, 2020. Net charge-offs for the second quarter of 2021 included $1.0 million related to resolved PCD loans. These PCD loans had specific reserves of $3.1 million, of which $1.0 million was allocated to the charge-offs and $2.1 million was moved to the general reserve. Further, an additional $1.4 million of specific reserves on resolved PCD loans without any related charge-offs was released to the general reserve. Net charge-offs were $13.2 million for the six months ended June 30, 2021 compared with $13.8 million for the six months ended June 30, 2020. Net charge-offs for the six months ended June 30, 2021 included $8.2 million related to resolved PCD loans. These PCD loans had specific reserves of $9.8 million, of which $7.7 million was allocated to the charge-offs and $2.1 million was moved to the general reserve. Further, an additional $5.6 million of specific reserves on resolved PCD loans without any related charge-offs was released to the general reserve. See “Financial Condition – Allowance for Credit Losses” below for more information.

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

Noninterest income totaled $35.6 million for the three months ended June 30, 2021 compared with $25.7 million for the same period in 2020, an increase of $9.9 million or 38.5%. This increase was primarily due to an increase in credit card, debit card and ATM card income, an increase in mortgage income, lower loss on write-down of assets and an increase in other noninterest income. Noninterest income totaled $69.6 million for the six months ended June 30, 2021 compared with $60.1 million for the same period in 2020, an increase of $9.5 million or 15.8%. This increase was primarily due to an increase in credit card, debit card and ATM card income, an increase in mortgage income, lower net loss on write-downs of assets and an increase in other noninterest income, partially offset by a decrease in nonsufficient funds (“NSF”) fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$6,560	$5,645	$13,247	$15,088
Credit card, debit card and ATM card income	8,918	7,263	16,949	14,737
Service charges on deposit accounts	6,062	5,790	12,040	11,894
Trust income	2,276	2,242	5,113	4,904
Mortgage income	2,914	1,820	6,221	3,830
Brokerage income	795	584	1,506	1,234
Bank owned life insurance income	1,294	1,508	2,586	3,053
Net loss on sale or write down of assets	(244)	(3,945)	(323)	(4,330)
Other	6,981	4,768	12,225	9,653
Total noninterest income	$35,556	$25,675	$69,564	$60,063

Noninterest Expense

Noninterest expense totaled $115.2 million for the quarter ended June 30, 2021 compared with $134.4 million for the quarter ended June 30, 2020, a decrease of $19.2 million or 14.3%, primarily due to decreases in merger related expenses, salaries and benefits and data processing as a result of efficiencies gained following the LegacyTexas Bank system conversion during the second quarter of 2020 and gains on sale of other real estate. Noninterest expense totaled $234.3 million for the six months ended June 30, 2021 compared with $259.1 million for the six months ended June 30, 2020, a decrease of $24.8 million or 9.6%. The change was primarily due to decreases in merger related expenses, data processing, net occupancy and equipment and other noninterest expense as a result of efficiencies gained following the LegacyTexas Bank system conversion during the second quarter of 2020 and gains on sale of other real estate.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Salaries and employee benefits (1)	$75,611	$79,109	$155,648	$156,391
Non-staff expenses:
Net occupancy and equipment	8,046	9,190	15,879	18,170
Credit and debit card, data processing and software amortization	8,718	11,690	16,951	23,111
Regulatory assessments and FDIC insurance	2,670	2,601	5,340	4,679
Core deposit intangibles amortization	2,887	3,293	5,818	6,656
Depreciation	4,513	4,598	9,053	9,366
Communications (2)	2,982	3,324	5,881	6,519
Net other real estate (income) expense (3)	(1,641)	44	(2,284)	(40)
Merger related expenses (4)	—	7,474	—	8,018
Other	11,405	13,045	21,981	26,239
Total noninterest expense	$115,191	$134,368	$234,267	$259,109

(1)

Includes stock-based compensation expense of $3.1 million and $3.0 million for the three months ended June 30, 2021 and 2020, respectively, and $6.5 million and $6.3 million for the six months ended June 30, 2021 and 2020, respectively.

(2)	Communications expense includes telephone, data circuits, postage and courier expenses.
(3)	Net other real estate (income) expense is comprised of rental expense, rental income and gains and losses on sales of real estate.
(4)	LegacyTexas merged into Bancshares on November 1, 2019.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense totaled $35.2 million for the three months ended June 30, 2021 compared with $9.4 million for the same period in 2020, an increase of $25.8 million or 275.5%. Income tax expense totaled $71.4 million for the six months ended June 30, 2021 compared with $44.2 million for the same period in 2020, an increase of $27.2 million or 61.5%. Net income for the second quarter of 2020 includes a tax benefit for a NOL of $20.1 million generated as a result of the enactment of the CARES Act and merger related expenses of $7.5 million. The Company’s effective tax rate for the three months ended June 30, 2021 and 2020 was 21.2% and 6.7%, respectively. The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 was 21.3% and 14.4%, respectively.

The CARES Act. The CARES Act permits a five-year carryback period for NOLs, which allowed the Company to generate an anticipated tax refund and income tax benefit resulting from the tax rate differential between the current statutory tax rate of 21% and the 35% statutory tax rate in prior years during the carryback period. Pursuant to this provision of the CARES Act, the Company recorded a federal current benefit for taxes on income for the six months ended June 30, 2020 due to the NOL generated in 2019 by LegacyTexas that were used to offset taxable income generated between 2014 and 2017 taxed at 35% resulting in a tax benefit of $20.1 million, which is included in provision for income taxes in the accompanying condensed consolidated statements of income. This caused a reduction in the effective tax rate during the three and six months ended June 30, 2020. As a result of the NOL carryback, there was a reduction in the Company’s deferred tax assets of $30.2 million during the six months ended June 30, 2020.

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

	June 30, 2021
		Acquired Loans
	Originated Loans	Re- Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$9,080	$—	$—	$—	$9,080
Commercial and industrial	2,093,263	708,517	436,811	57,630	3,296,221
Warehouse purchase program	2,095,559	—	—	—	2,095,559
Real estate:
Construction, land development and other land loans	1,983,319	109,650	54,084	421	2,147,474
1-4 family residential (includes home equity)	3,825,025	322,667	1,011,124	1,124	5,159,940
Commercial real estate (includes multi-family residential)	3,725,295	532,091	1,350,817	72,981	5,681,184
Farmland	366,238	10,181	22,310	1,654	400,383
Agriculture	161,173	28,297	282	—	189,752
Consumer and other	235,133	13,339	21,531	2,189	272,192
Total loans held for investment	14,485,005	1,724,742	2,896,959	135,999	19,242,705
Total	$14,494,085	$1,724,742	$2,896,959	$135,999	$19,251,785

	December 31, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$46,777	$—	$—	$—	$46,777
Commercial and industrial	2,082,366	890,278	625,102	76,454	3,674,200
Warehouse purchase program	2,842,379	—	—	—	2,842,379
Real estate:
Construction, land development and other land loans	1,752,925	125,820	77,674	541	1,956,960
1-4 family residential (includes home equity)	3,143,532	358,745	1,206,891	1,593	4,710,761
Commercial real estate (includes multi-family residential)	3,548,257	576,444	1,861,743	92,320	6,078,764
Farmland	372,627	10,576	25,994	1,734	410,931
Agriculture	126,533	43,476	412	—	170,421
Consumer and other	290,300	24,876	31,802	8,773	355,751
Total loans held for investment	14,158,919	2,030,215	3,829,618	181,415	20,200,167
Total	$14,205,696	$2,030,215	$3,829,618	$181,415	$20,246,944

At June 30, 2021, total loans were $19.25 billion, a decrease of $995.2 million or 4.9%, compared with $20.25 billion at December 31, 2020. Loans at June 30, 2021 included $9.1 million of loans held for sale and $2.10 billion of Warehouse Purchase Program loans compared with $46.8 million of loans held for sale and $2.84 billion of Warehouse Purchase Program loans at December 31, 2020. At June 30, 2021, loans represented 53.3% of total assets compared with 59.4% of total assets at December 31, 2020.

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

Included in commercial and industrial loans are (1) commitments to oil and gas producers largely secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of June 30, 2021, oil and gas loans totaled $501.8 million (net of discount and excluding PPP loans totaling $92.3 million) or 2.6% of total loans, compared with total oil and gas loans of $512.7 million (net of discount and excluding PPP loans totaling $88.7 million) or 2.5% of total loans as of December 31, 2020. In addition, as of June 30, 2021, the Company had total unfunded commitments to oil and gas companies of $298.4 million compared with total unfunded commitments to oil and gas companies of $243.2 million as of December 31, 2020. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 25-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition, in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower and guarantor. Loans to hotels and restaurants are included in commercial real estate loans. As of June 30, 2021, loans to hotels totaled $394.2 million (excluding PPP loans totaling $10.6 million) or 2.0% of total loans, compared to $393.8 million (excluding PPP loans totaling $6.5 million) or 1.9% of total loans at December 31, 2020.  As of June 30, 2021, loans to restaurants totaled $201.9 million (excluding PPP loans totaling $92.1 million) or 1.0% of total loans, compared to $214.7 million (excluding PPP loans totaling $83.6 million) or 1.1% of total loans at December 31, 2020.

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

Nonperforming assets decreased $25.9 million, or 43.5%, to $33.7 million at June 30, 2021 compared with $59.6 million at December 31, 2020, of which $7.8 million and $18.7 million, respectively, were attributable to acquired loans. The decrease in nonperforming assets was primarily due to a $14.3 million decrease in nonaccrual loans primarily in the commercial and industrial and 1-4 family residential portfolios as well as a $10.4 million decrease in other real estate primarily resulting from the sale of two 1-4 family residential properties.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated:

	June 30, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$25,239	$749	$6,724	$168	$32,880
Accruing loans 90 or more days past due	216	—	—	114	330
Total nonperforming loans	25,455	749	6,724	282	33,210
Repossessed assets	310	—	—	—	310
Other real estate	144	—	—		144
Total nonperforming assets	$25,909	$749	$6,724	$282	$33,664

Nonperforming assets to total loans and other real estate by category	0.18%	0.04%	0.23%	0.21%	0.17%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.21%	0.04%	0.23%	0.21%	0.20%

	December 31, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$32,650	$2,953	$10,867	$715	$47,185
Accruing loans 90 or more days past due	396	—	1,303	—	1,699
Total nonperforming loans	33,046	2,953	12,170	715	48,884
Repossessed assets	93	—	—	—	93
Other real estate	7,711	—	2,882	—	10,593
Total nonperforming assets	$40,850	$2,953	$15,052	$715	$59,570

Nonperforming assets to total loans and other real estate by category	0.29%	0.15%	0.39%	0.39%	0.29%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.36%	0.15%	0.39%	0.39%	0.34%

(1)	Includes troubled debt restructurings of $7.5 million and $11.3 million as of June 30, 2021 and December 31, 2020, respectively.
(2)	There were no nonperforming or troubled debt restructurings of Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

Nonperforming assets were 0.17% of total loans and other real estate at June 30, 2021 and 0.29% of total loans and other real estate at December 31, 2020. The allowance for credit losses as a percentage of total nonperforming loans was 912.0% at June 30, 2021 and 646.6% at December 31, 2020.

Allowance for Credit Losses on Loans

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses on loans which it believes is adequate as of June 30, 2021 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

As described in the section captioned “Critical Accounting Policies” above, the Company’s determination of the allowance for credit losses involves a high degree of judgment and complexity. The Company’s analysis of qualitative, or environmental, factors on pools of loans with common risk characteristics, in combination with the quantitative historical lifetime loss information and specific reserves, provides the Company with an estimate of lifetime losses. The allowance must reflect changes in the balance of loans subject to the allowance methodology, as well as the estimated lifetime losses associated with those loans. The allowance for credit losses on loans as of June 30, 2021 totaled $302.9 million or 1.57% of total loans, including acquired loans with discounts, a decrease of $13.2 million or 4.2% compared to the allowance for credit losses on loans totaling $316.1 million or 1.56% of total loans, including acquired loans with discounts, as of December 31, 2020.  Net charge-offs were $4.3 million and $13.2 million for the three and six months ended June 30, 2021, respectively. Net charge-offs for the second quarter of 2021 included $1.0 million related to resolved PCD loans. These PCD loans had specific reserves of $3.1 million, of which $1.0 million was allocated to the charge-offs and $2.1 million was moved to the general reserve. Additionally, $1.4 million of specific reserves on resolved PCD loans was released to the general reserve without taking any charge-off. Net charge-offs for the six months ended June 30, 2021 included $8.2 million related to PCD loans. These PCD loans had specific reserves of $9.8 million, of which $7.7 million was allocated to the charge-offs and $2.1 million was moved to the general reserve. Further, an additional $5.6 million of specific reserves on resolved PCD loans without any related charge-offs was released to the general reserve. As of June 30, 2021, the Company also had PPP loans totaling $780.0 million, which are fully guaranteed by the Small Business Administration and do not carry an allowance.

The following tables present, as of and for the periods indicated, information regarding the allowance for credit losses on loans differentiated between originated loans and acquired loans. Reported net charge-offs may include those from Non-PCD loans and PCD loans, but only if the total charge-off required is greater than the remaining discount.

	As of and for the Six Months Ended June 30, 2021
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$14,095,669	$5,395,922	$19,491,591
Gross loans outstanding at end of period	$14,494,085	$4,757,700	$19,251,785
Allowance for credit losses at beginning of period	$150,630	$165,438	$316,068
Provision for credit losses	25,084	(25,084)	—
Charge-offs:
Commercial and industrial	(3,464)	(2,234)	(5,698)
Real estate and agriculture	(745)	(6,588)	(7,333)
Consumer and other	(1,423)	(231)	(1,654)
Recoveries:
Commercial and industrial	527	58	585
Real estate and agriculture	261	11	272
Consumer and other	548	96	644
Net charge-offs(1)	(4,296)	(8,888)	(13,184)
Allowance for credit losses at end of period	$171,418	$131,466	$302,884
Ratio of allowance to end of period loans	1.18%	2.76%	1.57%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.38%	2.76%	1.77%
Ratio of net charge-offs to average loans (annualized)	0.06%	0.33%	0.14%
Ratio of allowance to end of period nonperforming loans	673.4%	1695.2%	912.0%

	As of and for the Six Months Ended June 30, 2020
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$12,101,044	$7,144,956	$19,246,000
Gross loans outstanding at end of period	$13,717,068	$7,308,105	$21,025,173
Allowance for credit losses at beginning of period	$77,013	$10,456	$87,469
Cumulative effect from adoption of ASU 2016-13 (2)	$28,107	$212,431	$240,538
Provision for credit losses	10,402	(402)	10,000
Charge-offs:
Commercial and industrial	(442)	(12,847)	(13,289)
Real estate and agriculture	(62)	(175)	(237)
Consumer and other	(2,176)	(261)	(2,437)
Recoveries:
Commercial and industrial	213	898	1,111
Real estate and agriculture	256	28	284
Consumer and other	754	12	766
Net charge-offs (1)	(1,457)	(12,345)	(13,802)
Allowance for credit losses at end of period	$114,065	$210,140	$324,205
Ratio of allowance to end of period loans (2)	0.83%	2.88%	1.54%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program (2)	1.02%	2.88%	1.76%
Ratio of net charge-offs to average loans (annualized)	0.02%	0.35%	0.14%
Ratio of allowance to end of period nonperforming loans	276.1%	693.9%	452.8%

(1)	There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.
(2)	ASU 2016-13 became effective for the Company on January 1, 2020.

The Company had gross charge-offs on originated loans of $5.6 million during the six months ended June 30, 2021. Partially offsetting these charge-offs were recoveries on originated loans of $1.3 million. Gross charge-offs on acquired loans were $9.1 million during the six months ended June 30, 2021. Partially offsetting these charge-offs were recoveries on acquired loans of $165 thousand. Total charge-offs for the six months ended June 30, 2021 were $14.7 million, partially offset by total recoveries of $1.5 million.

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

	June 30, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$29,122	$27,306	$22,393	$20,015	$98,836	19.2%
Real estate	130,464	11,172	24,335	21,964	187,935	75.8%
Agriculture and agriculture real estate	6,994	884	209	172	8,259	3.4%
Consumer and other	4,838	288	539	2,189	7,854	1.6%
Total allowance for credit losses	$171,418	$39,650	$47,476	$44,340	$302,884	100.0%

	December 31, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$31,537	$29,358	$31,798	$24,102	$116,795	21.1%
Real estate	106,154	11,363	30,194	29,593	177,304	73.4%
Agriculture and agriculture real estate	6,233	1,189	230	172	7,824	3.4%
Consumer and other	6,706	715	828	5,896	14,145	2.1%
Total allowance for credit losses	$150,630	$42,625	$63,050	$59,763	$316,068	100.0%

(1)	Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

The allowance for credit losses totaled $302.9 million at June 30, 2021 and $316.1 million at December 31, 2020. The allowance for credit losses totaled 1.57% of total loans at June 30, 2021 and 1.56% of total loans at December 31, 2020.

At June 30, 2021, $171.4 million of the allowance for credit losses was attributable to originated loans, an increase of $20.8 million or 13.8% compared with $150.6 million of the allowance at December 31, 2020. At June 30, 2021, $39.7 million of the allowance for credit losses was attributable to re-underwritten acquired loans compared with $42.6 million of the allowance at December 31, 2020, a decrease of $3.0 million or 7.0%. At June 30, 2021, $47.5 million of the allowance for credit losses was attributable to Non-PCD loans compared with $63.1 million of the allowance at December 31, 2020, a decrease of $15.6 million or 24.7%. At June 30, 2021, $44.3 million of the allowance for credit losses was attributable to PCD loans compared with $59.8 million of the allowance at December 31, 2020, a decrease of $15.4 million or 25.8%.

At June 30, 2021, the Company had $25.2 million of total outstanding accretable discounts on Non-PCD loans and PCD loans.

The Company believes that the allowance for credit losses on loans at June 30, 2021 is adequate to absorb expected lifetime losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at June 30, 2021.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance or provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of both June 30, 2021 and December 31, 2020, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

Securities

The carrying cost of securities totaled $11.92 billion at June 30, 2021 compared with $8.54 billion at December 31, 2020, an increase of $3.38 billion or 39.5%. At June 30, 2021, securities represented 33.0% of total assets compared with 25.1% of total assets at December 31, 2020.

The amortized cost and fair value of investment securities were as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$576,413	$2,218	$(837)	$577,794
Mortgage-backed securities	34,083	466	(453)	34,096
Total	$610,496	$2,684	$(1,290)	$611,890
Held to Maturity
States and political subdivisions	$148,832	$5,985	$(70)	$154,747
Collateralized mortgage obligations	59,798	1,105	(82)	60,821
Mortgage-backed securities	11,098,171	143,372	(57,876)	11,183,667
Total	$11,306,801	$150,462	$(58,028)	$11,399,235

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$611,353	$1,601	$(620)	$612,334
Mortgage-backed securities	39,187	539	(546)	39,180
Total	$650,540	$2,140	$(1,166)	$651,514
Held to Maturity
States and political subdivisions	$166,175	$8,341	$(32)	$174,484
Collateralized mortgage obligations	96,000	1,669	(219)	97,450
Mortgage-backed securities	7,629,131	144,710	(6,633)	7,767,208
Total	$7,891,306	$154,720	$(6,884)	$8,039,142

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

As of June 30, 2021, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2021, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of June 30, 2021, the Company’s municipal securities represent 1.2% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of June 30, 2021, management believes that there is no potential for material credit losses on held to maturity securities.

Deposits

Total deposits were $29.11 billion at June 30, 2021 compared with $27.36 billion at December 31, 2020, an increase of $1.75 billion or 6.4%. At June 30, 2021, noninterest-bearing deposits totaled $10.10 billion, an increase of $947.9 million or 10.4% compared with $9.15 billion at December 31, 2020. Interest-bearing deposits totaled $19.01 billion at June 30, 2021 compared with $18.21 billion at December 31, 2020, an increase of $801.8 million or 4.4%.

Average deposits for the six months ended June 30, 2021 were $28.49 billion, an increase of $3.91 billion or 15.9%, compared with $24.57 billion for the six months ended June 30, 2020. The ratio of average interest-bearing deposits to total average deposits was 66.2% and 67.3% during the first six months of 2021 and 2020, respectively.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Six Months Ended June 30,
	2021		2020
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$6,197,235	0.37%	$4,969,700	0.47%
Regular savings	3,038,715	0.11%	2,797,076	0.24%
Money market savings	6,608,879	0.29%	5,454,320	0.72%
Certificates, IRAs and other time deposits	3,005,761	0.67%	3,314,472	1.56%
Total interest-bearing deposits	18,850,590	0.35%	16,535,568	0.73%
Noninterest-bearing demand deposits	9,636,800		8,037,767
Total deposits	$28,487,390	0.23%	$24,573,335	0.49%

(1)	Annualized and based on average balances on an actual 365-day or 366-day basis for the six months ended June 30, 2021 and 2020.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Securities sold under repurchase agreements	433,069	389,583
Total	$433,069	$389,583

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2021, the Company had total funds of $12.91 billion available under this line. At June 30, 2021 and at December 31, 2020, the Company had no FHLB advances or long-term notes payable balances.

Securities sold under repurchase agreements— At June 30, 2021, the Company had $433.1 million in securities sold under repurchase agreements with banking customers compared with $389.6 million at December 31, 2020, an increase of $43.5 million or 11.2%.  Repurchase agreements are generally settled on the following business day; however, approximately $5.4 million of the repurchase agreements outstanding at June 30, 2021 have maturity dates ranging from 6 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

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

As of June 30, 2021, the Company had outstanding $4.08 billion in commitments to extend credit, $88.6 million in commitments associated with outstanding standby letters of credit, $29.9 million in allowance for credit losses on off-balance sheet credit exposures and $1.36 billion in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2021, the Company had cash and cash equivalents of $1.06 billion compared with $1.34 billion at December 31, 2020, a decrease of $283.4 million or 21.1%. The decrease was primarily due to the purchases of securities and payment of cash dividends of $91.1 million, partially offset by the increase in deposits and net cash provided by operating activities of $439.2 million.

Share Repurchases

On January 26, 2021, Bancshares announced a stock repurchase program under which Bancshares could repurchase up to 5%, or approximately 4.65 million shares, of Bancshares’ outstanding common stock over a one-year period expiring on January 26, 2022, at the discretion of management. Under the stock repurchase program, Bancshares may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. No repurchases were made during the second quarter of 2021 or during the six months ended June 30, 2021.

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 17 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company has one sublease arrangement. Sublease income for the three and six months ended June 30, 2021 was $800 thousand and $1.5 million, respectively, and the Company had no sublease income for the three and six months ended June 30, 2020. As of June 30, 2021, operating lease ROU assets and lease liabilities were approximately $52.5 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of June 30, 2021, the weighted average of remaining lease terms of the Company’s operating leases was 6.8 years. The weighted average discount rate used to determine the lease liabilities as of June 30, 2021 for the Company’s operating leases was 2.25%. Cash paid for the Company’s operating leases for the three months ended June 30, 2021 and 2020 was $2.9 million and $3.6 million, respectively. Cash paid for the Company’s operating leases for the six months ended June 30, 2021 and 2020 was $6.4 million and $7.2 million, respectively. The Company obtained $667 thousand in ROU assets in exchange for lease liabilities for two operating leases during the six months ended June 30, 2021.

The Company’s future undiscounted cash payments associated with its operating leases as of June 30, 2021 are summarized below (dollars in thousands).

Remaining 2021	$5,537
2022	10,694
2023	9,947
2024	9,027
2025	8,638
2026	7,868
Thereafter	12,716
Total undiscounted lease payments	$64,427

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit expiring by period as of June 30, 2021 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$76,776	$11,045	$793	$—	$88,614
Unused capacity on Warehouse Purchase Program loans	1,362,441	—	—	—	1,362,441
Commitments to extend credit	1,612,471	872,382	335,375	1,261,355	4,081,583
Total	$3,051,688	$883,427	$336,168	$1,261,355	$5,532,638

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company’s consolidated statement of income. At June 30, 2021 and December 31, 2020, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt, included in “Allowance for credit losses on off-balance sheet credit exposures” on the Company’s consolidated balance sheet, totaled $29.9 million.

Capital Resources

Total shareholders’ equity was $6.31 billion at June 30, 2021 compared with $6.13 billion at December 31, 2020, an increase of $179.7 million or 2.9%. The increase was primarily the result of net income of $263.9 million partially offset by dividend payments of $91.1 million.

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

In response to the COVID-19 pandemic, in March 2020 the joint federal bank regulatory agencies issued an interim final rule that allows banking organizations that implement CECL in 2020 to mitigate the effects of the CECL accounting standard in their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. The Company has elected to adopt the option provided by the interim final rule, which will largely delay the effects of CECL on its regulatory capital for the next two years, after which the effects will be phased in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period include both the initial impact of the Company’s adoption of CECL at January 1, 2020 and 25% of subsequent changes in the Company’s allowance for credit losses during each quarter of the two-year period ending December 31, 2021.

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of June 30, 2021, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of June 30, 2021:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of June 30, 2021
The Company
CET1 capital (to risk weighted assets)	4.50%		7.00%	N/A	15.26%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	N/A	15.26%
Total capital (to risk weighted assets)	8.00%		10.50%	N/A	15.71%
Tier 1 capital (to average assets)	4.00%	(1)	4.00%	N/A	9.50%

The Bank
CET1 capital (to risk weighted assets)	4.50%		7.00%	6.50%	15.16%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	8.00%	15.16%
Total capital (to risk weighted assets)	8.00%		10.50%	10.00%	15.61%
Tier 1 capital (to average assets)	4.00%	(2)	4.00%	5.00%	9.44%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

a. None.

b. None.

c. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” in Item 2 of Part I of this report for information regarding Bancshares’ stock repurchase program. No repurchases of Bancshares’ common stock were made during the second quarter of 2021.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019 (File No. 001-35388))

4.1	Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 8/05/2021	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 8/05/2021	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer