Form 10-K
period 2021-12-31
PROSPERITY BANCSHARES INC
filed 2022-02-28
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2021

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

The aggregate market value of the shares of common stock held by non-affiliates as of June 30, 2021, based on the closing price of the common stock on the New York Stock Exchange on June 30, 2021 was approximately $6.39 billion.

As of February 23, 2022, the number of outstanding shares of common stock was 92,159,980.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2022 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2021, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PROSPERITY BANCSHARES, INC.®

2021 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of December 31, 2021, the Bank operated 273 full service banking locations: 65 in the Houston area, including The Woodlands; 30 in the South Texas area, including Corpus Christi and Victoria; 63 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area, including Austin and San Antonio; 34 in the West Texas area, including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com.

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

Operating under a community banking philosophy, the Company seeks to develop broad customer relationships based on service and convenience while maintaining its prudent approach to lending and sound asset quality. The Company has grown through a combination of internal growth, merger and acquisition transactions and the opening of new banking centers. As a result of its stable customer relationships, the Company is able to maintain a low cost of funds. Utilizing that and employing stringent cost controls, the Company has been profitable in every year of its existence, including the periods of adverse economic conditions in Texas and Oklahoma.

In addition to internal growth, the Company completed the following acquisitions within the last ten years (through December 31, 2021):

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

Pursuant to the terms of the merger agreement, the Company issued 26,228,148 shares of the Company’s common stock with a closing price of $69.02 per share on November 1, 2019 plus $318.0 million in cash, comprised of $308.6 million in cash and $9.4 million cash in taxes withheld, for all outstanding shares of LegacyTexas. This resulted in goodwill of $1.33 billion as of December 31, 2020. Additionally, the Company recognized $49.9 million of core deposit intangibles during 2020.

COVID-19 Pandemic

The Company continues to monitor the latest developments regarding a novel strain of coronavirus disease (“COVID-19”). As of December 31, 2021,  pandemic-related restrictions on all business and activities in the states of Texas and Oklahoma remained lifted. The COVID-19 pandemic has resulted in significant economic uncertainties that have had, and could continue to have, an adverse impact on the Company’s operating income, financial condition and cash flows.

Since the implementation of the Paycheck Protection Program (“PPP”) in 2020, the Company has obtained Small Business Administration (“SBA”) approvals on approximately 18,700 loans totaling $2.036 billion and, as of December 31, 2021, had an outstanding balance of 1,512 loans totaling $169.9 million.

In response to the COVID-19 pandemic, the Company provided relief to its loan customers through loan extensions and deferrals beginning in March 2020 to selected borrowers on a case-by-case basis. The Company’s troubled debt restructurings do not include loan modifications related to COVID-19. As of December 31, 2021, the Company had approximately $29.5 million in outstanding loans subject to deferral and modification agreements.

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

As of December 31, 2021, the Company had 3,704 full-time equivalent associates, 1,062 of whom were officers of the Bank. Neither the Company nor the Bank is a party to any collective bargaining agreement.

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

As an affirmative action employer, the Company is fully committed to the concept and practice of equal opportunity through diversity and inclusion. In 2021, its workforce, from senior officers to tellers, was 46% minority and 75% female. Through its commitment to a diverse workforce, the Company has implemented the following initiatives:

•	Creating an inclusive work environment by hiring, training, and retaining associates from diverse backgrounds.
•	Encouraging associates to recruit new team members through our Referral Reward Program.
•	Reaching out to organizations that assist women and minorities in job services in order to attract a more diverse group of applicants.
•	Through its Diversity Officer, working with associates on understanding the importance of diversity and how to actively develop an inclusive work environment.
•	Participating in a variety of activities that reflect the cultural diversity within the communities it serves.
•	Striving to select vendors/suppliers who reflect the diversity of the communities the Company serves.
•	Developing strategies to reach multicultural markets.

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

The Company offers a variety of benefits to full-time associates, including Medical Insurance, Dental Insurance, Vision Insurance, Basic Life Insurance, Voluntary Life Insurance, Spouse/Dependent Life Insurance, Short Term Disability, Long Term Disability, Worksite Supplemental Benefits, Flexible Spending Account, 401K/Profit Sharing Plan, Vacation Leave, Sick Leave and Paid Holidays.

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

The Company recognizes that associates play a valuable role in its overall success.  The Company strives to keep associates motivated and focused through its commitment to diversity and inclusion, compensation and benefits, and career development.  All related programs or benefits contribute to the Company’s overall productivity and performance and play a vital role in attracting and retaining associates.

Business Culture. The Company’s directors and officers are important to the Company’s success and play a key role in the Company’s business development efforts by actively participating in civic and public service activities in the communities served by the Company.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and businesses throughout Texas and Oklahoma. At December 31, 2021, the Bank maintained approximately 785,000 separate deposit accounts including certificates of deposit and 68,000 separate loan accounts. At December 31, 2021, noninterest-bearing demand deposits were 34.9% of the Bank’s total deposits. For the year ended December 31, 2021, the Company’s average cost of funds was 0.18% and the Company’s average cost of deposits (excluding all borrowings) was 0.18%.

The Company has been an active real estate lender, with commercial real estate (including farmland and multifamily residential), 1-4 family residential (including home equity) and construction, land development and other land loans comprising 30.6%, 30.4% and 12.4%, respectively, of the Company’s total loans as of December 31, 2021. The Company is active in commercial and industrial lending, with commercial loans comprising 14.6% of the Company’s total loans as of December 31, 2021. The Company also offers agricultural loans, loans for automobiles and other consumer durables, home equity loans, debit and credit cards, digital banking solutions, trust and wealth management, retail brokerage services, mortgage services and treasury management. The Company offers businesses a broad array of loan products including term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery; land development and interim construction loans for builders; and owner-occupied and non-owner occupied commercial real estate loans. The Company has a Warehouse Purchase Program that allows mortgage banking company customers to close one-to-four-family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors.

By offering certificates of deposit, interest checking accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products.

As of December 31, 2021, the Company’s trust department maintained total assets of $2.4 billion, including managed assets of $2.1 billion. The trust department provides trust services in the Company’s various market areas.

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

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its prudent approach to lending, the Company has emphasized both new and existing loan products, focusing on increasing its commercial real estate, commercial and industrial and residential real estate loan portfolios.  Loans at December 31, 2021, were $18.62 billion compared with $20.25 billion at December 31, 2020. Commercial and industrial loans (including PPP loans) were $2.71 billion and represented 14.6% of the total loan portfolio as of December 31, 2021.  Commercial real estate loans (including multifamily residential) were $5.25 billion and represented 28.2% of the total portfolio as of December 31, 2021. One-to-four-family residential loans were $4.86 billion and represented 26.1% of the total loan portfolio as of December 31, 2021. Construction, land development and other land loans were $2.30 billion and represented 12.4% of the total loan portfolio as of December 31, 2021. Warehouse Purchase Program loans were $1.78 billion and represented 9.5% of the total loan portfolio as of December 31, 2021.

Maintain Sound Asset Quality. The Company continues to maintain the sound asset quality that has been representative of its historical loan portfolio. As the Company continues to diversify and increase its lending activities and acquire loans in acquisitions, it may face higher risks of nonpayment and increased risks in the event of prolonged economic downturns. The Company intends to continue to employ the strict underwriting guidelines and comprehensive loan review process that have contributed to its low incidence of nonperforming assets and minimal charge-offs in relation to its size. Nonperforming assets were 0.15% of total loans and other real estate at December 31, 2021. Excluding Warehouse Purchase Program loans, nonperforming assets were 0.17% of total loans and other real estate at December 31, 2021. All Warehouse Purchase Program loans were performing loans at December 31, 2021.

Continue Focus on Efficiency. The Company plans to maintain its stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan and deposit processing. For its banking centers, which the Company operates as independent profit centers, the Company supplies complete support in the areas of loan review, appraisals, loan and deposit processing, internal audit, compliance and training. Management believes that this centralized infrastructure can accommodate additional growth while enabling the Company to minimize operational costs through economies of scale.

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

The Basel III Capital Rules require the Company to maintain a capital conservation buffer of Common Equity Tier 1 (“CET1”) of 2.5%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.5% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”) of 4.0%. As of December 31, 2021, the Company’s ratio of CET1 to risk-weighted assets was 15.10%, Tier 1 capital to risk-weighted assets was 15.10%, total capital to risk-weighted assets was 15.45% and Tier 1 capital to average quarterly assets was 9.62%.

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

In response to the COVID-19 pandemic, in March 2020 the joint federal bank regulatory agencies issued an interim final rule that allows banking organizations that implement ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments” (“CECL”) in 2020 to mitigate the effects of the CECL accounting standard in their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. The Company adopted the option provided by the interim final rule, which delayed the effects of CECL on its regulatory capital through 2021, after which the effects will be phased in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period include both the initial impact of the Company’s adoption of CECL on January 1, 2020 and 25% of subsequent changes in the Company’s allowance for credit losses during each quarter of the two-year period ending December 31, 2021. Beginning on January 1, 2022, the cumulative amount of the transition adjustments will be phased in over a three-year transition period, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024.

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

Liquidity Requirements.  The Basel III liquidity framework requires some banks and bank holding companies to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. Neither the LCR rule nor the NSFR rule apply to the Company and the Bank.

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

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

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

Financial Modernization. Under the Gramm-Leach-Bliley Act, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial-in-nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company’s operating funds, and it is anticipated that dividends paid by the Bank to the Company will continue to be the Company’s principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be “undercapitalized.” The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend. The Bank is also subject to limitations on the payment of dividends under Texas law. Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

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

Examinations. The FDIC periodically examines and evaluates state non-member banks, such as the Bank. The Texas Department of Banking also conducts examinations of Texas-chartered banks, but may accept the results of a federal examination in lieu of conducting an independent examination. Additionally, the FDIC and Texas Department of Banking may elect to conduct a joint examination. Because the Bank has total assets of over $10 billion, the CFPB also has examination authority with respect to the Bank’s compliance with federal consumer protection laws.

Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The FDIC’s risk-based capital guidelines generally require state banks to have minimum ratios of CET1 to risk-weighted assets of 4.5%, Tier 1 capital to total risk-weighted assets of 6.0% and total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2021, the Bank’s ratio of CET1 to risk-weighted assets was 15.03%, Tier 1 capital to total risk-weighted assets was 15.03% and total capital to total risk-weighted assets was 15.39%.

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets. As of December 31, 2021, the Bank’s ratio of Tier 1 capital to average quarterly assets (leverage ratio) was 9.58%.

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

At December 31, 2021, the Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations in effect as of such date.

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

In addition, the Federal Deposit Insurance Act prohibits an insured depository institution from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is well capitalized or is adequately capitalized and receives a waiver from the FDIC. In December 2020, the FDIC finalized a rule that is intended to bring the brokered deposits regulations in line with modern deposit taking methods, and that may reduce the amount of deposits that would be classified as brokered.

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

On June 22, 2020, the FDIC issued a final rule that mitigates the deposit insurance assessment effects of participating in the PPP, the Paycheck Protection Program Liquidity Facility (“PPPLF”) and Money Market Mutual Liquidity Fund (“MMLF”). Pursuant to the final rule, the FDIC will generally remove the effect of PPP lending in calculating an institution’s deposit insurance assessment. The final rule also provides an offset to an institution's total assessment amount for the increase in its assessment base attributable to participation in the PPP and MMLF.

On February 16, 2021, the FDIC adopted a final rule to address the temporary deposit insurance assessment effects resulting from the optional regulatory capital transition provisions related to the CECL implementation. The final rule removed the double counting of a portion of the CECL transition amounts in certain financial measures that are used to determine deposit insurance assessment rates for large or highly complex insured depository institutions.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. However, the Federal Reserve Board did not join the proposed rulemaking. In June 2020, the OCC issued its final CRA rule, effective October 1, 2020, which was later rescinded in December 2021. The FDIC has not finalized the revisions to its CRA rule. In September 2020, the Federal Reserve Board issued an advance notice of proposed rulemaking that invited public comment on an approach to modernize the CRA regulations Accordingly, the Company will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to the Company’s financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.

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

The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If the Company fails to observe such regulatory guidance or standards, the Company could be subject to various regulatory sanctions, including financial penalties.

In November 2021, the federal banking agencies adopted a Final Rule, with compliance required by May 1, 2022, that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs, and many states, including Texas, have also recently implemented or modified their data breach notification, information security and data privacy requirements. The Company expects this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which its customers are located.

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Company and its customers.

Legislative and Regulatory Responses to the COVID-19 Pandemic

The COVID-19 pandemic continues to create extensive disruptions to the global economy, to businesses, and to the lives of individuals. There have been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic. As the current pandemic is ongoing and dynamic in nature, there are many uncertainties related to COVID-19 including, among other things, its severity; the duration of the outbreak; the impact to customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to contain the outbreak or to mitigate its impact (both economic and health-related). In light of the uncertainties and continuing developments, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time. The longer-term potential impact on the Company’s business could depend to a large extent on future developments and actions taken by regulatory authorities and other entities to contain COVID-19 and its economic impact. Furthermore, the sustainability of the economic recovery observed in 2021 remains unclear and significant volatility could continue for a prolonged period as the potential exists for additional variants of COVID-19, including the recent Omicron variant, to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

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

Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions, inflationary trends, changes in government spending and debt issuances and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, and could also affect (1) the Company’s ability to originate loans and obtain deposits, (2) the fair value of the Company’s financial assets and liabilities and (3) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings also could be adversely affected if the interest rates received on loans and other investments decrease more quickly than the interest rates paid on deposits and other borrowings. Further, the Company’s assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may be adversely impacted by the transition from LIBOR as a reference rate.

The United Kingdom’s Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar London Interbank Offered Rate (“LIBOR”) settings will cease to be published or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be published as of December 31, 2021. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. The Company discontinued originating LIBOR-based loans effective December 31, 2021 and will negotiate loans after that date using the Secured Overnight Financing Rate (“SOFR”) or BSBY, a benchmark developed by Bloomberg Index Services.

As of December 31, 2021, approximately $2.1 billion of the Company’s outstanding loans, and, in addition, certain derivative contracts, borrowings and other financial instruments have attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. The Company is subject to litigation and reputational risks if it is unable to renegotiate and amend existing contracts with counterparties that are dependent on LIBOR, including contracts that do not have fallback language. The timing and manner in which each customer’s contract transitions to a replacement rate will vary on a case-by-case basis. There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition, including with respect to the acceptance and use of SOFR, BSBY and other benchmark rates. Since any replacement rate will be calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR, which may lead to increased volatility as compared to LIBOR. The transition has impacted the Company’s market risk profiles and required changes to its risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with the Company’s customers could adversely impact its reputation. Although the Company is currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on its business, financial condition and results of operations.

Credit and Lending Risks

The Company’s business depends on its ability to successfully manage credit risk.

The Company’s business depends on its ability to successfully measure and manage credit risk. As a lender, the Company is exposed to the risk that the principal of, or interest on, a loan will not be repaid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover the Company’s outstanding exposure. In addition, the Company is exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the United States, generally, or the Company’s market areas, specifically, experiences material disruption, the Company’s borrowers may experience difficulties in repaying their loans, the collateral the Company holds may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability to properly evaluate changes in the supply and demand characteristics affecting their market for products and services, to evaluate regulatory changes affecting their products and services, such as climate change regulation, and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property.

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

The Financial Accounting Standards Board’s accounting standard, ASU 2016-13, which established allowances for credit losses became effective for the Company on January 1, 2020. This methodology, known as CECL, reflects the expected credit losses over the lives of financial assets starting when such assets are first acquired. Under this methodology, credit losses are measured based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. The standard resulted in an increase to allowance and required the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings. See “Notes to Consolidated Financial Statements—Note 1—Nature of Operations and Summary of Significant Accounting and Reporting Policies—New Accounting Pronouncements” for additional information about the standard.

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

Approximately 73.4% of the Company’s total loans as of December 31, 2021 consisted of loans included in the real estate loan portfolio, with 30.6% in commercial real estate (including farmland and multifamily residential), 30.4% in residential real estate (including home equity) and 12.4% in construction, land development and other land loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for credit losses, which could adversely affect its financial condition, results of operations and cash flows.

The Company’s commercial real estate and commercial loans expose it to increased credit risks, and these risks will increase if the Company succeeds in increasing these types of loans.

The Company, while maintaining its conservative approach to lending, has emphasized both new and existing loan products, focusing on managing its commercial real estate (including farmland and multifamily residential) and commercial loan portfolios, and intends to continue to increase its lending activities and acquire loans in possible future acquisitions. As a result, commercial real estate and commercial loans as a proportion of its portfolio could increase. As of December 31, 2021, commercial real estate (including farmland and multifamily residential) and commercial loans totaled $8.41 billion. In general, commercial real estate loans and commercial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. These types of loans are also typically larger than residential real estate loans. Accordingly, the deterioration of one or several of these loans could cause a significant increase in nonperforming loans, which could result in a loss of earnings from these loans and an increase in the provision for credit losses and net charge-offs.

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

As of December 31, 2021, commercial real estate loans (including multifamily residential) comprised approximately 28.2% of the Company’s loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than residential real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. Commercial real estate markets have been impacted by the economic disruptions caused by the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties within the Company’s commercial real estate portfolio. A failure by the Company to have adequate risk management policies, procedures and controls could adversely affect the Company’s ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Loans to oil and gas production and service companies, which are reported as commercial and industrial loans, totaled $491.3 million (net of discount and excluding PPP loans totaling $27.9 million) at December 31, 2021, representing approximately 2.9% of total loans, excluding Warehouse Purchase Program loans. As a result, the factors that impact the energy sector may have a greater effect on the Company than on more broadly diversified financial institutions. Companies with exposure to the energy sector, whether directly or indirectly, are subject to volatile fluctuations in price and supply of oil and gas. Many factors affect the supply of and demand for crude oil and natural gas and, therefore, influence prices of these commodities, including:

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

•	sanctions imposed by the U.S., the European Union, or other governments against oil producing countries;
•	the cost of exploring for, developing, producing and delivering oil and natural gas;
•	the level of excess production capacity, available pipeline, storage and other transportation capacity;
•	lead times associated with acquiring equipment and products and availability of qualified personnel;
•	the expected rates of decline in production from existing and prospective wells;
•	the discovery rates of new oil and gas reserves;
•	federal, state and local regulation of exploration and drilling activities and oil and gas exports, including climate change regulation;
•	legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing (fracking) activities;
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

Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect the Company’s organization. The Company may not be able to complete future acquisitions; and, if completed, the Company may not be able to successfully integrate the operations, management, products and services of the entities that it acquires and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from the Company’s management that they would otherwise direct at servicing existing business and developing new business. The Company’s inability to find suitable acquisition candidates or failure to successfully integrate the entities it acquires into its existing operations may increase its operating costs significantly and adversely affect its business and earnings. Acquisitions may also result in potential dilution to existing shareholders of the Company’s earnings per share if the Company issues common stock in connection with an acquisition.

Acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

Acquisitions by financial institutions are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become substantially more difficult in recent years and may become even more challenging following the review of the merger application process by the federal banking agencies and potentially the CFPB and the review of the competitive effects process by the Department of Justice. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues the Company has, or may have, with regulatory agencies, including, without limitation, issues related to Bank Secrecy Act compliance, Community Reinvestment Act issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other similar laws and regulations. The Company may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of its inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2021, the Company’s goodwill totaled $3.23 billion. Although the Company has not recorded any such impairment charges since it initially recorded the goodwill, the Company’s future evaluations of goodwill could result in findings of impairment and related write-downs, which may have a material adverse effect on its financial condition and results of operations.

Operational Risks

The Company’s accounting estimates and risk management processes rely on analytical and forecasting models and tools that may prove to be inaccurate.

The processes the Company uses to estimate its expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Company’s financial condition and results of operations, depend upon the use of analytical and forecasting models and tools. These models and tools reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models and tools may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. Any such failure in the Company’s analytical or forecasting models and tools could have a material adverse effect on the Company’s business, financial condition and results of operations.

An interruption in or breach in security of the Company’s information systems may result in a loss of customer business and have an adverse effect on the Company’s results of operations, financial condition and cash flows.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems, whether caused by physical damage, hackers, viruses or other malware, could jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure as well as result in failures or disruptions in the Company’s customer relationship management, general ledger, deposits, servicing or loan origination systems. While the Company maintains specific “cyber” insurance coverage, which the Company expects would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. In addition, cyber threat scenarios are inherently difficult to predict and can take many forms, some of which may not be covered under the Company’s cyber insurance coverage. Although the Company, with the help of third-party service providers, has and intends to continue to implement security technology and operational procedures to prevent such damage, these security measures may not entirely mitigate these risks. In addition, increases in cyber threats and the sophistication of bad actors, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms the Company and its third-party service providers use to protect client transaction data. Although the Company makes significant efforts to maintain the security and integrity of its information systems and has implemented various measures to manage the risks of a security breach or disruption, there can be no assurance that the Company’s security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. The occurrence of any such failures, interruptions or security breaches could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

General Risks

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

Environmental, Social and Governance Risks

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to the Company’s environmental, social and governance practices may impose additional costs on the Company or expose it to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to the Company’s overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact the Company’s reputation, ability to do business with certain partners, and its stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Climate change manifesting as physical or transitions risks could adversely affect the Company’s operations, business, and customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The Company and its customers may face cost increases, asset value reductions, and operating process changes, among other impacts. The impact on the Company’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. In addition, the Company could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. The Company’s efforts to take these risks into account in making lending and other decisions may not be effective in protecting the Company from the negative impact of new laws and regulations or changes in consumer or business behavior.

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

As of December 31, 2021, the Company conducted business at 273 full-service banking centers. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe, Houston, Texas. The Company also owns or leases other facilities in which its banking centers are located as listed below by geographical market area.  The Company also owns or leases various corporate and operations offices. The expiration dates of the leases range from 2022 to 2032 and do not include renewal periods which may be available at the Company’s option.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2021:

Geographical Area	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2021
			(dollars in thousands)
Bryan/College Station area	16	—	$1,625,382
Houston area	65	13	8,074,902
Central Texas area	29	2	2,350,838
Dallas/Fort Worth area	63	23	8,870,271
East Texas area	22	—	1,185,384
West Texas area	34	6	3,297,682
South Texas area	30	3	3,562,137
Central Oklahoma area	6	1	746,503
Tulsa Oklahoma area	8	2	1,058,663
	273	50	$30,771,762
ITEM 3.	LEGAL PROCEEDINGS

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

Common Stock Information

The Company’s common stock is listed on the New York Stock Exchange under the symbol “PB.” As of February 23, 2022, there were 92,159,980 shares outstanding and 4,449 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

Dividends

Holders of common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. Although the Company has declared dividends on its common stock since 1994, and paid quarterly dividends aggregating $1.99 per share for 2021 and $1.87 per share for 2020, the Company could discontinue payment of dividends in the future. Future dividends on the common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the Board of Directors of the Company.

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

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter) for the Company’s last two fiscal years were as follows:

	2021	2020
Fourth Quarter	$0.52	$0.49
Third Quarter	0.49	0.46
Second Quarter	0.49	0.46
First Quarter	0.49	0.46

 Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2021, the Company had restricted stock issued under its 2012 Stock Incentive Plan and its 2020 Stock Incentive Plan, both of which were approved by the Company’s shareholders. The following table provides information as of December 31, 2021 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	2,091,444	(1)
Equity compensation plans not approved by security holders	—	—	—
	—	$—	2,091,444

(1)	All of these awards are available under the Company’s 2012 and 2020 Stock Incentive Plans. The Company does not intend to make any further awards under the 2012 Stock Incentive Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 26, 2021, the Company announced a stock repurchase program under which it may acquire up to 5%, or approximately 4.65 million shares, of its outstanding common stock over a one-year period, at the discretion of management. The Company repurchased 767,134 shares of its common stock at an average weighted price of $67.87 per share during the year ended December 31, 2021. On January 18, 2022, the Company announced a stock repurchase program under which up to 5%, or approximately 4.6 million shares of its outstanding common stock may be acquired over a one-year period expiring on January 18, 2023, at the discretion of management. Under the 2022 stock repurchase program, the Company may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” for additional information.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2016 to December 31, 2021, with the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2016 in the Company’s common stock, the S&P 500 Total Return Index and the Nasdaq Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Prosperity Bancshares, Inc., the S&P 500 Index, and the NASDAQ Bank Index

$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/16
12/17
12/18
12/19
12/20
12/21
Prosperity Bancshares, Inc.
S&P 500
NASDAQ Bank

*  $100 invested on 12/31/16 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

	12/16	12/17	12/18	12/19	12/20	12/21
Prosperity Bancshares, Inc.	$100.00	$99.64	$90.48	$106.93	$106.49	$114.08
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
NASDAQ Bank	100.00	106.14	88.44	109.61	101.31	144.54

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	the potential impacts of climate change;
•	increased competition for deposits and loans adversely affecting rates and terms;
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

•	poor performance by external vendors;
•	the cost and effects of a failure, interruption, or breach of security of the Company’s systems;
•	the failure of analytical and forecasting models and tools used by the Company to estimate expected credit losses and to measure the fair value of financial instruments;
•	additional risks from new lines of businesses or new products and services;
•	claims or litigation related to intellectual property or fiduciary responsibilities;
•	the failure of the Company’s enterprise risk management framework to identify or address risks adequately;
•	a failure in or breach of operational or security systems of the Company’s infrastructure, or those of its third-party vendors and other service providers, including as a result of cyber-attacks;
•	potential risk of environmental liability associated with lending activities;
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

Net income was $519.3 million, $528.9 million and $332.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, and diluted earnings per share were $5.60, $5.68 and $4.52, respectively, for these same periods. The decrease in net income and earnings per diluted share for the year ended December 31, 2021 was primarily due to lower average rates on loans and a decrease in loan discount accretion of $52.1 million, partially offset by an increase in the average investment securities balance and a decrease in the average rate on interest-bearing liabilities. The increase in net income and earnings per diluted common share for the year ended December 31, 2020 was primarily due to the Merger, a $38.4 million decrease in merger related expenses and a tax benefit for a net operating loss (“NOL”) of $20.1 million. The Company posted returns on average assets of 1.44%, 1.62% and 1.38% and returns on average common equity of 8.21%, 8.85% and 7.46% for the years ended December 31, 2021, 2020 and 2019, respectively. The Company’s efficiency ratio was 41.83% in 2021, 42.58% in 2020 and 48.25% in 2019. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale of assets and securities are not included. Additionally, taxes are not part of this calculation.

Total assets at December 31, 2021 and 2020 were $37.83 billion and $34.06 billion, respectively. Total deposits were $30.77 billion at December 31, 2021, an increase of $3.41 billion or 12.5% compared with $27.36 billion at December 31, 2020. Total loans were $18.62 billion at December 31, 2021, a decrease of $1.63 billion or 8.1% compared with $20.25 billion at December 31, 2020. At December 31, 2021, the Company had $27.2 million in nonperforming loans, and its allowance for credit losses on loans was $286.4 million compared with $48.9 million in nonperforming loans and an allowance for credit losses on loans of $316.1 million at December 31, 2020. Shareholders’ equity was $6.43 billion and $6.13 billion at December 31, 2021 and 2020, respectively.

Acquisition

Merger with LegacyTexas Financial Group, Inc.—On November 1, 2019, LegacyTexas Financial Group, Inc., merged with the Company and LegacyTexas Bank merged with the Bank. LegacyTexas was headquartered in Plano, Texas and operated 42 locations in 19 North Texas cities in and around the Dallas-Fort Worth area. As of September 30, 2019, LegacyTexas, on a consolidated basis, reported total assets of $10.5 billion, total gross loans of $9.1 billion, total deposits of $6.5 billion and shareholders’ equity of $1.2 billion.

Pursuant to the terms of the merger agreement, the Company issued 26,228,148 shares of the Company’s common stock with a closing price of $69.02 per share on November 1, 2019 plus $318.0 million in cash, comprised of $308.6 million in cash and $9.4 million cash in taxes withheld, for all outstanding shares of LegacyTexas. This resulted in goodwill of $1.33 billion as of December 31, 2020. Additionally, the Company recognized $49.9 million of core deposit intangibles during 2020.

COVID-19 Pandemic

The Company continues to monitor the latest developments regarding a novel strain of coronavirus disease (“COVID-19”). As of December 31, 2021,  pandemic-related restrictions on all business and activities in the states of Texas and Oklahoma remained lifted. The COVID-19 pandemic has resulted in significant economic uncertainties that have had, and could continue to have, an adverse impact on the Company’s operating income, financial condition and cash flows.

Since the implementation of the Paycheck Protection Program (“PPP”) in 2020, the Company has obtained SBA approvals on approximately 18,700 loans totaling $2.036 billion and, as of December 31, 2021, had an outstanding balance of 1,512 loans totaling $169.9 million.

In response to the COVID-19 pandemic, the Company provided relief to its loan customers through loan extensions and deferrals beginning in March 2020 to selected borrowers on a case-by-case basis. The Company’s troubled debt restructurings do not include loan modifications related to COVID-19. As of December 31, 2021, the Company had approximately $29.5 million in outstanding loans subject to deferral and modification agreements.

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

Allowance for Credit Losses— The allowance for credit losses is accounted for in accordance with ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments” (“CECL”) which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss methodology. CECL requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is an allowance available for losses on loans and held-to-maturity securities. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is likely and can be reasonably estimated. Recoveries are credited to the allowance at the time of recovery.

The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on expected losses on impaired loans and PCD loans; and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. For further discussion of the methodology used in the determination of the allowance for credit losses, see “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses”, “Financial Condition—Allowance for Credit Losses” sections below and Note 1 to the consolidated financial statements.

Accounting for Acquired Loans and the Allowance for Acquired Credit Losses — The Company accounts for its acquisitions using the acquisition method of accounting. Accordingly, the assets, including loans, and liabilities of the acquired entity were recorded at their fair values at the acquisition date. These fair value estimates associated with acquired loans, and based on a discounted cash flow model, include estimates related to market interest rates and undiscounted projections of future cash flows that incorporate expectations of prepayments and the amount and timing of principal, interest and other cash flows, as well as any shortfalls thereof. On January 1, 2020, the Company adopted CECL. Upon adoption of CECL, all loans accounted for under ASC 310-20 were included in the allowance for credit losses methodology, with no offset provided for any remaining fair value marks. In addition, all loans previously accounted for under ASC 310-30 had their credit marks reclassified to be included in the allowance for credit losses. For further discussion of the methodology used in the determination of the allowance for credit losses for acquired loans, see “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses” at Note 1 to the consolidated financial statements and “Financial Condition—Allowance for Credit Losses on Loans” below.

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

The Company had no intangible assets with indefinite useful lives at December 31, 2021. Core deposit intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These core deposit intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. The Company performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. Based on the Company’s annual goodwill impairment test as of October 1, 2021, management does not believe any of its goodwill is impaired as of December 31, 2021, because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at December 31, 2021, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

Coronavirus Aid, Relief, and Economic Security Act NOL Carryback Extension

The CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic, permits a five-year carryback period for NOLs, which allowed the Company to generate an anticipated tax refund and income tax benefit resulting from the tax rate differential between the statutory tax rate of 21% in 2020 and the 35% statutory tax rate in prior years during the carryback period. Due to the NOL generated in 2019 by LegacyTexas, the Company recorded a current income tax benefit for the year ended December 31, 2020, which was used to offset taxable income generated between 2014 and 2017 that was taxed at 35%, resulting in a tax benefit of $20.1 million. The $20.1 million benefit is included in the provision for income taxes in the accompanying condensed consolidated statements of income. This caused a reduction in the effective tax rate during the year ended December 31, 2020. As a result of the NOL carryback, there was a reduction in the Company’s deferred tax assets of $30.2 million during the year ended December 31, 2020.

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

2021 versus 2020. Net interest income before the provision for credit losses for 2021 was $993.3 million compared with $1.03 billion for 2020, a decrease of $37.4 million or 3.6%. The change was primarily due to a $53.9 million decrease in loan interest income due to lower average rates and a $52.1 million decrease in loan discount accretion, partially offset by a $49.6 million decrease in interest expense due to lower average rates on interest-bearing liabilities and a $8.6 million increase in securities interest income due to an increase in the average investment securities balance. Interest income was $1.05 billion in 2021, a decrease of $97.0 million or 8.5% compared with 2020. Interest income on loans was $869.9 million for 2021, a decrease of $106.0 million or 10.9% compared with 2020, primarily due to a $53.9 million decrease in loan interest income and a $52.1 million decrease in loan discount accretion The Company had $13.0 million of total outstanding accretable discounts on Non-PCD loans and PCD loans at December 31, 2021. Interest income on securities was $175.5 million during 2021, an increase of $8.6 million or 5.2% compared with 2020 due primarily to an increase in the average investment securities balance. Average interest-bearing liabilities increased $1.54 billion or 8.6% during 2021 compared with 2020. The average rate on interest-bearing liabilities decreased from 0.63% to 0.28% during the same time period, resulting in a decrease in interest expense of $59.6 million. The total cost of funds decreased to 0.18% during 2021 compared to 0.43% during 2020.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.14% on a tax equivalent basis for 2021, a decrease of 50 basis points compared with 3.64% for 2020.

2020 versus 2019. Net interest income before the provision for credit losses for 2020 was $1.03 billion compared with $695.8 million for 2019, an increase of $335.0 million or 48.1%. This change was primarily due to the Merger and the increase in loan discount accretion of $63.3 million. Interest income was $1.14 billion in 2020, an increase of $311.0 million or 37.3% compared with 2019. Interest income on loans was $975.9 million for 2020, an increase of $354.5 million or 57.0% compared with 2019, which was primarily due to the Merger and the increase in loan discount accretion of $63.3 million. The Company had $53.8 million of total accretable outstanding discounts on Non-PCD loans and PCD loans at December 31, 2020. Interest income on securities was $166.8 million during 2020, a decrease of $43.0 million or 20.5% compared with 2019 due primarily to a decrease in the securities balance and lower yields. Average interest-bearing liabilities increased $4.37 billion or 32.4% during 2020 compared with 2019. The average rate on interest-bearing liabilities decreased from 1.02% to 0.63% during the same time period, resulting in a decrease in interest expense of $24.0 million. The total cost of funds decreased to 0.43% during 2020 from 0.70% during 2019.

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

	Years Ended December 31,
	2021			2020			2019
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans held for sale	$16,807	$510	3.03%	$55,883	$1,923	3.44%	$32,065	$1,457	4.54%
Loans held for investment	17,128,069	806,012	4.71%	17,842,438	910,532	5.10%	11,688,754	610,112	5.22%
Loans held for investment - Warehouse Purchase Program	1,988,724	63,386	3.19%	1,964,206	63,440	3.23%	251,274	9,874	3.93%
Total loans	19,133,600	869,908	4.55%	19,862,527	975,895	4.91%	11,972,093	621,443	5.19%
Investment securities	11,328,903	175,459	1.55%	8,022,205	166,812	2.08%	8,958,182	209,812	2.34%
Federal funds sold and other earning assets	1,212,698	1,556	0.13%	529,075	1,203	0.23%	129,622	1,683	1.30%
Total interest-earning assets	31,675,201	1,046,923	3.31%	28,413,807	1,143,910	4.03%	21,059,897	832,938	3.96%
Allowance for credit losses on loans(2)	(302,381)			(324,308)			(86,616)
Noninterest-earning assets	4,602,458			4,555,851			3,114,426
Total assets	$35,975,278			$32,645,350			$24,087,707
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,169,864	$17,215	0.28%	$5,177,736	$22,046	0.43%	$3,917,413	$23,982	0.61%
Savings and money market deposits	9,883,549	19,582	0.20%	8,654,874	37,685	0.44%	5,941,929	50,681	0.85%
Certificates and other time deposits	2,917,976	16,116	0.55%	3,194,274	42,771	1.34%	2,314,174	36,725	1.59%
Federal funds purchased and other borrowings	—	—	—	329,276	3,550	1.08%	971,409	21,323	2.20%
Securities sold under repurchase agreements	410,747	702	0.17%	371,872	1,627	0.44%	307,277	3,383	1.10%
Subordinated notes and junior subordinated debentures	—	—	—	114,499	5,498	4.80%	21,991	1,075	4.89%
Total interest-bearing liabilities	19,382,136	53,615	0.28%	17,842,531	113,177	0.63%	13,474,193	137,169	1.02%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	10,036,519			8,558,385			6,006,914
Allowance for credit losses on off-balance sheet credit exposures(2)	29,947			25,735			—
Other liabilities	204,522			244,047			148,079
Total liabilities	29,653,124			26,670,698			19,629,186
Shareholders' equity	6,322,154			5,974,652			4,458,521
Total liabilities and shareholders' equity	$35,975,278			$32,645,350			$24,087,707
Net interest rate spread			3.03%			3.40%			2.94%
Net interest income and margin(3)		$993,308	3.14%		$1,030,733	3.63%		$695,769	3.30%
Net interest income and margin (tax equivalent)(4)		$995,537	3.14%		$1,033,468	3.64%		$698,918	3.32%

(1) The average outstanding balance includes two months of LegacyTexas average balances.

(2) ASU 2016-13 became effective for the Company on January 1, 2020.

(3) The net interest margin is equal to net interest income divided by average interest-earning assets.

(4) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax equivalent adjustment has been computed using a federal income tax rate of 21% and other applicable effective tax rates for the years ended December 31, 2021, 2020 and 2019.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes in interest rates. For purposes of this table, changes in interest income and interest expense related to purchase accounting adjustments and changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

	Years Ended December 31,
	2021 vs. 2020			2020 vs. 2019
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$(1,345)	$(68)	$(1,413)	$1,082	$(616)	$466
Loans held for investment	(36,456)	(68,064)	(104,520)	321,201	(20,781)	300,420
Loans held for investment - Warehouse Purchase Program	792	(846)	(54)	67,311	(13,745)	53,566
Securities	68,759	(60,112)	8,647	(21,922)	(21,078)	(43,000)
Federal funds sold and other temporary investments	1,554	(1,201)	353	5,186	(5,666)	(480)
Total increase (decrease) in interest income	33,304	(130,291)	(96,987)	372,858	(61,886)	310,972
Interest-bearing liabilities:
Interest-bearing demand deposits	4,224	(9,055)	(4,831)	7,716	(9,652)	(1,936)
Savings and money market accounts	5,350	(23,453)	(18,103)	23,140	(36,136)	(12,996)
Certificates of deposit	(3,700)	(22,955)	(26,655)	13,967	(7,921)	6,046
Other borrowings	(3,550)	—	(3,550)	(14,095)	(3,678)	(17,773)
Securities sold under repurchase agreements	170	(1,095)	(925)	711	(2,467)	(1,756)
Subordinated notes and junior subordinated debentures	(5,498)	—	(5,498)	4,423	—	4,423
Total (decrease) increase in interest expense	(3,004)	(56,558)	(59,562)	35,862	(59,854)	(23,992)
Increase (decrease) in net interest income	$36,308	$(73,733)	$(37,425)	336,996	(2,032)	334,964

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses on loans and off-balance sheets credit exposures to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses” and “Financial Condition—Allowance for Credit Losses on Off-Balance Sheet Credit Exposures”  The allowance for credit losses on loans at December 31, 2021 was $286.4 million, representing 1.54% of total loans and 1.70% of total loans excluding Warehouse Purchase Program loans as of such date. The allowance for credit losses on loans at December 31, 2020 was $316.1 million, representing 1.56% of total loans and 1.82% of total loans excluding Warehouse Purchase Program loans as of such date. Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given defaults and recovery rates, with no carryover of any existing allowance for credit losses. There was no provision for credit losses for the year ended December 31, 2021. The provision for credit losses for the years ended December 31, 2020 and 2019 was $20.0 million and $4.3 million, respectively. Net charge-offs for the years ended December 31, 2021, 2020 and 2019 were $29.7 million, $31.9 million and $3.3 million, respectively.

Net charge-offs for the year ended December 31, 2021 included $12.7 million related to resolved PCD loans and $10.8 million related to the partial charge-off of one commercial real estate loan obtained through acquisition. The PCD loans had specific reserves of $12.9 million, of which $9.9 million was allocated to the charge-offs and $3.0 million was moved to the general reserve. Further, an additional $21.6 million of specific reserves on resolved PCD loans without any related charge-offs was released to the general reserve.  Net charge-offs for the year ended December 31, 2020 included $25.7 million related to resolved PCD loans that had specific reserves of $53.8 million, of which $25.7 million was allocated to the charge-offs and $28.1 million moved to the general reserve.

Noninterest Income

The Company’s primary sources of recurring noninterest income are credit, debit and ATM card income, nonsufficient funds (“NSF”) fees, and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its various additional products and services, including trust services, mortgage lending, brokerage and independent sales organization sponsorship operations. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method. For the year ended December 31, 2021, noninterest income totaled $140.0 million, an increase of $8.4 million or 6.4% compared with 2020. This increase was primarily due to the net gain on sale of assets compared to prior year’s net loss on write-down of assets and an increase in credit card, debit card and ATM card income, partially offset by a decrease in mortgage income.

For the year ended December 31, 2020, noninterest income totaled $131.5 million, an increase of $7.3 million or 5.8% compared with 2019. This increase was primarily due to increases in mortgage income, credit card, debit card and ATM card income and service charges on deposit accounts, all primarily due to the Merger, partially offset by a higher net loss on write down of assets.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$29,610	$30,295	$34,614
Credit card, debit card and ATM card income	34,680	31,245	26,867
Service charges on deposit accounts	24,392	23,860	20,604
Trust income	10,278	9,598	10,227
Mortgage income	8,302	10,777	5,006
Brokerage income	3,320	2,504	2,361
Bank owned life insurance income	5,228	5,754	5,426
Net gain (loss) on sale or write down of assets	1,097	(5,533)	(1,813)
Other	23,059	23,034	20,989
Total noninterest income	$139,966	$131,534	$124,281

 Noninterest Expense

For the year ended December 31, 2021, noninterest expense totaled $473.6 million, a decrease of $23.6 million or 4.7% compared with 2020. The change was primarily due to decreases in merger related expenses, data processing, net occupancy and equipment and other noninterest expense as a result of efficiencies gained following the LegacyTexas system conversion during the second quarter of 2020 and net gains on sale of other real estate of $2.7 million.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Salaries and employee benefits(1)	$310,556	$309,268	$226,348
Non-staff expenses:
Net occupancy and equipment	32,184	35,037	23,985
Credit and debit card, data processing and software amortization	35,104	40,329	23,624
Regulatory assessments and FDIC insurance	10,638	9,861	8,608
Core deposit intangibles amortization	11,551	13,169	6,537
Depreciation	18,095	18,232	13,713
Communications(2)	12,028	12,477	9,679
Net other real estate (income) expense(3)	(2,224)	165	(67)
Merger related expenses	—	8,018	46,402
Other	45,688	50,677	37,713
Total noninterest expense	$473,620	$497,233	$396,542

(1)	Total salaries and employee benefits include $12.6 million, $12.6 million and $10.6 million in 2021, 2020 and 2019, respectively, in stock-based compensation expense.
(2)	Communications expense includes telephone, data circuits, postage, and courier expenses.
(3)	Other real estate expense is net of rental income and gains and losses on sales of real estate.

Salaries and Employee Benefits. Salaries and employee benefits were $310.6 million for the year ended December 31, 2021, an increase of $1.3 million or 0.4% compared with 2020. Salaries and employee benefits were $309.3 million for the year ended December 31, 2020, an increase of $82.9 million or 36.6% compared with 2019. This change was primarily due to a full year of combined operations in 2020 compared with two months in 2019 after the Merger. The number of full-time equivalent associates employed by the Company was 3,704, 3,756 and 3,867 at December 31, 2021, 2020 and 2019, respectively. Total salaries and benefits for the year ended December 31, 2021 include $12.6 million in stock‑based compensation expense compared with $12.6 million and $10.6 million recorded for the years ended December 31, 2020 and 2019, respectively.

Net Occupancy and Equipment: Net occupancy and equipment expense was $32.2 million for the year ended December 31, 2021, a decrease of $2.9 million or 8.1%, compared with 2020. The decrease was primarily due to a $2.1 million decrease in lease expense. Net occupancy and equipment expense was $35.0 million for the year ended December 31, 2020, an increase of $11.1 million or 46.1%, compared with 2019. This change was primarily due to a full year of combined operations in 2020 compared with two months in 2019 after the Merger.

Credit and Debit Card, Data Processing and Software Amortization. Credit and debit card, data processing and software amortization expenses were $35.1 million for the year ended December 31, 2021, a decrease of $5.2 million or 13.0% compared with 2020, as a result of efficiencies gained following the LegacyTexas Bank system conversion during the second quarter of 2020. Credit and debit card, data processing and software amortization expenses were $40.3 million for the year ended December 31, 2020, an increase of $16.7 million or 70.7% compared with 2019. This change was primarily due to a full year of combined operations in 2020 compared to two months in 2019 after the Merger.

Regulatory Assessments and FDIC Insurance. Regulatory assessments and FDIC insurance assessments were $10.6 million for the year ended December 31, 2021, an increase of $777 thousand or 7.9%, compared with $9.9 million for the year ended December 31, 2020. Regulatory assessments and FDIC insurance assessments were $9.9 million for the year ended December 31, 2020, an increase of $1.3 million or 14.6%, compared with $8.6 million for the year ended December 31, 2019. This change was primarily due to a full year of combined operations in 2020 compared to two months in 2019 after the Merger.

Core Deposit Intangibles Amortization. Core deposit intangibles (“CDI”) amortization was $11.6 million for the year ended December 31, 2021, a decrease of $1.6 million or 12.3% compared with $13.2 million for the year ended December 31, 2020. CDI amortization was $13.2 million for the year ended December 31, 2020, an increase of $6.6 million or 101.5% compared with $6.5 million for the year ended December 31, 2019. This change was primarily due to the Merger.

Other Real Estate. Other real estate (income) expense was $(2.2) million for the year ended December 31, 2021, a decrease of $2.4 million compared with $165 thousand for the year ended December 31, 2020. The change was primarily due to net gains on sale of other real estate of $2.7 million. Other real estate (income) expense was $165 thousand for the year ended December 31, 2020, an increase of $232 thousand or 346.3%, compared with $(67) thousand for the year ended December 31, 2019.

Merger Related Expenses. The Company did not incur any merger-related expenses during 2021. Merger related expenses were $8.0 million for the year ended December 31, 2020, a decrease of $38.4 million or 82.7%, compared with $46.4 million for the year ended December 31, 2019.

Efficiency Ratio

The Company’s efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not calculated based on GAAP. A GAAP-based efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions, by net interest income plus total noninterest income, as shown in the Consolidated Statements of Income. The Company’s efficiency ratio, as calculated and used by the Company, excludes from noninterest income the net gains and losses on the sale of securities and assets, which can vary widely from period to period. Taxes are not included in either calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio calculated pursuant to GAAP was 41.79% for the year ended December 31, 2021 compared with 42.78% for the year ended December 31, 2020 and 48.36% for the year ended December 31, 2019. The efficiency ratio, excluding net gains and losses on the sale or write down of assets and taxes, was 41.83% for the year ended December 31, 2021, compared with 42.58% for the year ended December 31, 2020 and 48.25% for the year ended December 31, 2019.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense was $140.4 million for the year ended December 31, 2021, an increase of $24.2 million or 20.9% compared with $116.1 million for the year ended December 31, 2020. The increase is primarily due to the tax benefit from the NOL carryback of $20.1 million recorded in 2020 as a result of the CARES Act. Income tax expense was $116.1 million for the year ended December 31, 2020, an increase of $29.5 million or 34.0% compared with $86.7 million for the year ended December 31, 2019. The increase was primarily due to the increase in pre-tax income related to the Merger, partially offset by the tax benefit from the NOL carryback of $20.1 million as a result of the CARES Act. The effective tax rate for the years ended December 31, 2021, 2020 and 2019 was 21.3%, 18.0% and 20.7%, respectively. The effective income tax rates differed from the U.S. statutory rate of 21% during 2021, 2020 and 2019 primarily due to the effect of tax-exempt income from loans and securities. Additionally, for 2020, the effective income tax rate was impacted by the NOL carryback of $20.1 million as a result of the CARES Act as discussed below.

The CARES Act. The CARES Act permits a five-year carryback period for NOLs, which allowed the Company to generate an anticipated tax refund and income tax benefit resulting from the tax rate differential between the statutory tax rate of 21% in 2020 and the 35% statutory tax rate in prior years during the carryback period. Due to the NOL generated in 2019 by LegacyTexas, the Company recorded a current income tax benefit for the year ended December 31, 2020, which was used to offset taxable income generated between 2014 and 2017 that was taxed at 35%, resulting in a tax benefit of $20.1 million. The $20.1 million benefit is included in the provision for income taxes in the accompanying condensed consolidated statements of income. This caused a reduction in the effective tax rate during the year ended December 31, 2020. As a result of the NOL carryback, there was a reduction in the Company’s deferred tax assets of $30.2 million during the year ended December 31, 2020.

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

Financial Condition

Loan Portfolio

At December 31, 2021, total loans were $18.62 billion, a decrease of $1.63 billion or 8.1%, compared with $20.25 billion at December 31, 2020. Loans at December 31, 2021 included $7.3 million of loans held for sale and $1.78 billion of Warehouse Purchase Program loans. At December 31, 2021, total loans were 60.5% of deposits and 49.2% of total assets. At December 31, 2020, total loans were $20.25 billion, an increase of $1.40 billion or 7.4%, compared with $18.85 billion at December 31, 2019. Loans at December 31, 2020 included $46.8 million of loans held for sale and $2.84 billion of Warehouse Purchase Program loans. At December 31, 2020, total loans were 74.0% of deposits and 59.4% of total assets.

The following table summarizes the Company’s total loan portfolio by type of loan as of the dates indicated:

	December 31,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$2,711,820	14.6%	$3,674,200	18.1%	$3,205,595	17.0%	$1,483,571	14.3%	$1,479,910	14.8%
Warehouse purchase program	1,775,699	9.5%	2,842,379	14.0%	1,552,762	8.2%	—	—	—	—
Real estate:
Construction, land development and other land loans	2,299,715	12.4%	1,956,960	9.7%	2,064,167	11.0%	1,622,289	15.7%	1,509,137	15.1%
1-4 family residential (1)	4,860,419	26.1%	4,253,331	21.0%	3,880,382	20.6%	2,438,949	23.5%	2,454,548	24.5%
Home equity	808,289	4.3%	504,207	2.5%	507,029	2.6%	267,960	2.6%	285,312	2.8%
Commercial real estate (including multifamily residential) (2)	5,251,368	28.2%	6,078,764	30.0%	6,556,285	34.9%	3,538,557	34.1%	3,315,627	33.1%
Farmland	442,343	2.4%	410,931	2.0%	495,558	2.7%	545,373	5.3%	502,841	5.0%
Agriculture	177,995	1.0%	170,421	0.9%	185,297	0.9%	184,128	1.7%	187,277	1.9%
Consumer	115,183	0.6%	133,738	0.7%	211,522	1.1%	120,851	1.2%	116,393	1.1%
Other	173,313	0.9%	222,013	1.1%	186,749	1.0%	168,635	1.6%	169,728	1.7%
Total loans (3)	$18,616,144	100.0%	$20,246,944	100.0%	$18,845,346	100.0%	$10,370,313	100.0%	$10,020,773	100.0%

(1)	Includes loans held for sale of $7.3 million, $46.8 million, $81.0 million, $29.4 million and $31.4 million at December 31, 2021, 2020, 2019, 2018 and 2017, respectively.
(2)

Commercial real estate loans include approximately $1.69 billion, $1.77 billion, $1.91 billion, $1.52 billion and $1.52 billion of owner-occupied loans for the years ended December 31, 2021, 2020, 2019, 2018 and 2017, respectively.

(3)	Includes fair value discounts on acquired loans of $13.0 million, $53.8 million, $277.5 million, $17.7 million and $34.7 million at December 31, 2021, 2020, 2019, 2018 and 2017, respectively.

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

	December 31, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(dollars in thousands)
Residential mortgage loans held for sale	$7,274	$—	$—	$—	$7,274
Commercial and industrial	1,658,807	763,745	263,461	25,807	2,711,820
Warehouse purchase program	1,775,699	—	—	—	1,775,699
Real estate:
Construction, land development and other land loans	2,163,895	126,886	8,661	273	2,299,715
1-4 family residential (including home equity)	4,524,726	287,451	849,084	173	5,661,434
Commercial real estate (including multi-family residential)	3,807,192	465,588	928,336	50,252	5,251,368
Farmland	411,818	9,176	20,190	1,159	442,343
Agriculture	145,516	32,363	116	—	177,995
Consumer and other	251,441	19,600	16,048	1,407	288,496
Total loans held for investment	14,739,094	1,704,809	2,085,896	79,071	18,608,870
Total	$14,746,368	$1,704,809	$2,085,896	$79,071	$18,616,144

	December 31, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(dollars in thousands)
Residential mortgage loans held for sale	$46,777	$—	$—	$—	$46,777
Commercial and industrial	2,082,366	890,278	625,102	76,454	3,674,200
Warehouse purchase program	2,842,379	—	—	—	2,842,379
Real estate:
Construction, land development and other land loans	1,752,925	125,820	77,674	541	1,956,960
1-4 family residential (including home equity)	3,143,532	358,745	1,206,891	1,593	4,710,761
Commercial real estate (including multi-family residential)	3,548,257	576,444	1,861,743	92,320	6,078,764
Farmland	372,627	10,576	25,994	1,734	410,931
Agriculture	126,533	43,476	412	—	170,421
Consumer and other	290,300	24,876	31,802	8,773	355,751
Total loans held for investment	14,158,919	2,030,215	3,829,618	181,415	20,200,167
Total	$14,205,696	$2,030,215	$3,829,618	$181,415	$20,246,944

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

Included in commercial loans are (1) commitments to oil and gas producers largely secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of December 31, 2021, the Company had $294.1 million (net of discount and excluding PPP loans totaling $7.4 million) in funded commitments outstanding to oil and gas production companies and $264.9 million in unfunded commitments, for a total of $559.0 million (net of discount and excluding PPP loans). This compares with funded commitments to oil and gas production companies of $285.8 million (net of discount and excluding PPP loans totaling $20.2 million) and $143.5 million in unfunded commitments, for a total of $429.3 million as of December 31, 2020. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds. As of December 31, 2021, the Company had $197.2 million (net of discount and excluding PPP loans totaling $20.5 million) in funded commitments outstanding to service companies and $154.1 million in unfunded commitments, for a total of $351.3 million (net of discount and excluding PPP loans). This compares with funded commitments to service companies of $226.9 million (net of discount and excluding PPP loans totaling $68.5 million) and $99.8 million in unfunded commitments, for a total of $326.7 million as of December 31, 2020.

Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 25-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition, in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower and guarantor. Loans to hotels and restaurants are primarily included in commercial real estate loans. As of December 31, 2021, loans to hotels totaled $386.4 million (excluding PPP loans totaling $920 thousand or 2.1% of total loans, compared to $393.8 million (excluding PPP loans totaling $6.5 million) or 1.9% of total loans at December 31, 2020. As of December 31, 2021, loans to restaurants totaled $201.7 million (excluding PPP loans totaling $29.3 million) or 1.1% of total loans, compared to $214.7 million (excluding PPP loans totaling $83.6 million) or 1.1% of total loans at December 31, 2020.

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

Construction, Land Development and Other Land Loans. The Company makes loans to finance the construction of residential and nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have variable interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities, with heightened analysis of construction and/or development costs. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, the Company may not be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Although the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, these procedures may not prevent losses from the risks described above.

Warehouse Purchase Program. The Warehouse Purchase Program allows unaffiliated mortgage originators (“Clients”) to close 1-4 family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors. The Company's Clients are strategically targeted for their experienced management teams and analyzed for the expected profitability of each Client’s business model over the long term. The Clients are located across the U.S. and originate mortgage loans primarily through traditional retail and/or wholesale business models using underwriting standards as required by United States government-sponsored enterprise agencies, “Agencies” such as Fannie Mae, private investors to which the mortgage loans are ultimately sold and/or mortgage insurers.

At December 31, 2021, the Company had 39 mortgage banking company customers with aggregate uncommitted facilities (“Facilities”) of $3.06 billion and an actual aggregate outstanding balance of $1.78 billion; and the Clients’ individual Facilities ranged in size from $3.0 million to $250.0 million. A Facility is often supported by a payment guaranty of the Client’s owners holding significant ownership positions, along with non-interest-bearing compensating balance deposits in line with the Facility amount. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity.  As loans age, the Company requires loan curtailments to reduce the Company’s risk if an individual mortgage loan is not timely purchased by an investor.  The average mortgage loan being purchased by the Company reflects a blend of Agency and private investor underwriting guidelines.  At December 31, 2021 the Company’s mortgage warehouse portfolio had an average loan-to-value ratio (LTV) of 76%, an average credit score of 699 and an average loan size of $312,608. The Company’s purchases under these Facilities are priced using a combined base rate and a risk premium set for both product type (Prime, Jumbo, etc.) and age of the loan.

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

Loan Maturities. The contractual maturity ranges of the Company’s loan portfolio, excluding loans held for sale of $7.3 million and Warehouse Purchase Program loans of $1.78 billion, by type of loan and the amount of such loans with predetermined interest rates and variable rates in each maturity range as of December 31, 2021 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $13.0 million.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)
Commercial and industrial	$1,082,486	$1,120,737	$397,198	$117,895	$2,718,316
Real estate:
Construction, land development and other land loans	553,334	349,341	566,878	830,179	2,299,732
1-4 family residential (includes home equity)	28,704	129,720	2,160,200	3,333,136	5,651,760
Commercial (includes multi-family residential)	309,002	794,630	2,438,913	1,723,818	5,266,363
Agriculture (includes farmland)	137,589	82,541	228,215	172,694	621,039
Consumer and other	99,034	68,456	63,625	57,827	288,942
Total	$2,210,149	$2,545,425	$5,855,029	$6,235,549	$16,846,152
Loans with a predetermined interest rate	$701,296	$930,027	$3,477,742	$1,975,397	$7,084,462
Loans with a variable interest rate	1,508,853	1,615,398	2,377,287	4,260,152	9,761,690
Total	$2,210,149	$2,545,425	$5,855,029	$6,235,549	$16,846,152

The following table presents information regarding loans with contractual maturities of one year or more with a predetermined interest rate or a variable interest rate by type of loan at December 31, 2021.

	Loans with a predetermined interest rate	Loans with a variable interest rate	Total
	(Dollars in thousands)
Commercial and industrial	$540,288	$1,095,542	$1,635,830
Real estate:
Construction, land development and other land loans	323,880	1,422,517	1,746,397
1-4 family residential (includes home equity)	3,729,482	1,893,574	5,623,056
Commercial (includes multi-family residential)	1,473,146	3,484,215	4,957,361
Agriculture (includes farmland)	231,753	251,698	483,451
Consumer and other	84,618	105,290	189,908
Total	$6,383,167	$8,252,836	$14,636,003

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

As part of the on-going monitoring of the Company’s loan portfolio and the methodology for calculating the allowance for credit losses on loans, management grades each loan from 1 to 9. For certain loans in risk grades 7 to 9, a specific reserve may be required when calculating the allowance for credit losses on loans.

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

With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made, together with an appraisal for loans collateralized by real estate, to determine the need, if any, for possible write-downs or appropriate additions to the allowance for credit losses on loans.

The following table presents information regarding past due loans and nonperforming assets at the dates indicated.

	December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Nonaccrual loans (1)	$26,269 (2)	$47,185 (2)	$55,243 (2)	$13,147	$25,264
Accruing loans 90 or more days past due	887	1,699	441	4,004	1,004
Total nonperforming loans	27,156	48,884	55,684	17,151	26,268
Repossessed assets	310	93	323	—	35
Other real estate	622	10,593	6,936	1,805	11,152
Total nonperforming assets	$28,088	$59,570	$62,943	$18,956	$37,455
Nonperforming assets to total loans and other real estate	0.15%	0.29%	0.33%	0.18%	0.37%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.17%	0.34%	0.36%	0.18%	0.37%
Nonaccrual loans to total loans	0.14%	0.23%	0.29%	0.13%	0.25%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.16%	0.27%	0.32%	0.13%	0.25%

(1)	Includes troubled debt restructurings of $4.2 million, $11.3 million, $13.6 million, $51 thousand and $53 thousand for the years ended December 31, 2021, 2020, 2019, 2018 and 2017, respectively.
(2)	There were no nonperforming or troubled debt restructurings of Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The following tables present information regarding past due loans and nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans at the dates indicated:

	December 31, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$19,712	$630	$5,759	$168	$26,269
Accruing loans 90 or more days past due	770	117	—	—	887
Total nonperforming loans	20,482	747	5,759	168	27,156
Repossessed assets	310	—	—	—	310
Other real estate	223	—	399	—	622
Total nonperforming assets	$21,015	$747	$6,158	$168	$28,088
Nonperforming assets to total loans and other real estate by category	0.14%	0.04%	0.30%	0.21%	0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.16%	0.04%	0.30%	0.21%	0.17%
Nonaccrual loans to total loans	0.13%	0.04%	0.28%	0.21%	0.14%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.15%	0.04%	0.28%	0.21%	0.16%

	December 31, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$32,650	$2,953	$10,867	$715	$47,185
Accruing loans 90 or more days past due	396	—	1,303	—	1,699
Total nonperforming loans	33,046	2,953	12,170	715	48,884
Repossessed assets	93	—	—	—	93
Other real estate	7,711	—	2,882	—	10,593
Total nonperforming assets	$40,850	$2,953	$15,052	$715	$59,570
Nonperforming assets to total loans and other real estate by category	0.29%	0.15%	0.39%	0.39%	0.29%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.36%	0.15%	0.39%	0.39%	0.34%
Nonaccrual loans to total loans	0.23%	0.15%	0.28%	0.39%	0.23%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.29%	0.15%	0.28%	0.39%	0.27%

The Company had $28.1 million in nonperforming assets at December 31, 2021 compared with $59.6 million at December 31, 2020 and $62.9 million at December 31, 2019. The nonperforming assets consisted of 157 separate credits or other real estate properties at December 31, 2021, compared with 208 at December 31, 2020 and 232 at December 31, 2019.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $6.5 million, $3.3 million and $2.9 million would have been recorded as income for the years ended December 31, 2021, 2020 and 2019, respectively. The Company had $26.3 million, $47.2 million and $55.2 million in nonaccrual loans at December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021, of the total nonperforming assets, $21.0 million resulted from originated loans, $747 thousand resulted from re-underwritten acquired loans, $6.2 million resulted from Non-PCD loans and $168 thousand resulted from PCD loans. At December 31, 2020, of the total nonperforming assets, $40.9 million resulted from originated loans, $3.0 million resulted from re-underwritten acquired loans, $15.1 million resulted from Non-PCD loans and $715 thousand resulted from PCD loans. A PCD loan becomes impaired when there is a deterioration in projected cash flows after acquisition.

Nonperforming assets were 0.15% of total loans and other real estate at December 31, 2021 compared with 0.29% of total loans and other real estate at December 31, 2020. The allowance for credit losses on loans as a percentage of total nonperforming loans was 1054.6% at December 31, 2021 and 646.6% at December 31, 2020.

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2021		2020		2019		2018	2017
	(Dollars in thousands)
Average loans outstanding	$19,133,600		$19,862,527		$11,972,093		$10,141,625	$9,822,225
Gross loans outstanding at end of period	$18,616,144		$20,246,944		$18,845,346		$10,370,313	$10,020,773
Allowance for credit losses on loans at beginning of period	$316,068		$87,469		$86,440		$84,041	$85,326
Cumulative effect from adoption of ASU 2016-13	—		240,538		—		—	—
Provision for credit losses	—		20,000		4,300		16,350	14,325
Charge-offs:
Commercial and industrial	(10,735)		(26,011)		(3,073)		(11,296)	(14,836)
Real estate and agriculture	(18,588)		(4,692)		(723)		(2,291)	(446)
Consumer and other	(4,053)		(4,867)		(4,061)		(4,186)	(3,652)
Recoveries:
Commercial and industrial	1,682		1,404		2,189		2,261	1,763
Real estate and agriculture	694		856		1,430		410	506
Consumer and other	1,312		1,371		967		1,151	1,055
Net charge-offs	(29,688	)(1)	(31,939	)(1)	(3,271	)(1)	(13,951)	(15,610)
Allowance for credit losses on loans at end of period	$286,380		$316,068		$87,469		$86,440	$84,041
Ratio of allowance to end of period loans(2)	1.54%		1.56%		0.46%		0.83%	0.84%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program loans(2)	1.70%		1.82%		0.51%		0.83%	0.84%
Ratio of net charge-offs to average loans	0.16%		0.16%		0.03%		0.14%	0.16%
Ratio of allowance to end of period nonperforming loans	1054.6%		646.6%		157.1%		504.0%	319.9%
Ratio of allowance to end of period nonaccrual loans	1090.2%		669.8%		158.3%		657.5%	332.7%

(1)	There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.
(2)	ASU 2016-13 became effective for the Company on January 1, 2020.

On January 1, 2020, the Company adopted CECL. Upon adoption of CECL, all loans accounted for under ASC 310-20 were included in the allowance for credit losses methodology, with no offset provided for any remaining fair value marks. In addition, all loans previously accounted for under ASC 310-30 had their credit marks reclassified to be included in the allowance for credit losses.

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of December 31, 2021 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

The allowance for credit losses is further determined by the size of the loan portfolio subject to the allowance methodology and environmental factors that include Company-specific risk indicators and general economic conditions, both of which are constantly changing. The Company evaluates the economic and portfolio-specific factors on a quarterly basis to determine a qualitative component of the general valuation allowance. The factors include current economic metrics, reasonable and supportable forecasted economic metrics, business conditions, delinquency trends, credit concentrations, nature and volume of the portfolio and other adjustments for items not covered by specific reserves and historical lifetime loss experience. Management’s assessment of qualitative factors is a statistically based approach to determine the loss rate adjustment associated with such factors. Based on the Company’s actual historical lifetime loan loss experience relative to economic and loan portfolio-specific factors at the time the losses occurred, management is able to identify the expected level of lifetime losses as of the date of measurement. The correlation of historical loss experience with current and forecasted economic conditions provides an estimate of lifetime losses that has not been previously factored into the general valuation allowance by the determination of specific reserves and lifetime historical losses. Additionally, the Company considers qualitative factors not easily quantified and the possibility of model imprecision.

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

PCD loans are individually monitored on a quarterly basis to assess for changes in expected cash flows subsequent to acquisition. If a deterioration in cash flows is identified, an increase to the specific reserve for that loan is made. PCD loans were recorded at their acquisition date fair values, which were based on expected cash flows and considers estimates of expected future credit losses. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses. See “Critical Accounting Policies” above for more information.

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

	December 31,
	2021		2020		2019		2018		2017
	Amount(1)	Percent of Loans to Total Loans(2)	Amount(1)	Percent of Loans to Total Loans(2)	Amount	Percent of Loans to Total Loans(2)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$80,412	16.1%	$116,795	21.1%	$40,445	18.5%	$40,223	14.3%	$38,810	14.8%
Real estate	190,612	78.5%	177,304	73.4%	42,263	75.2%	40,937	75.9%	39,933	75.5%
Agriculture and agriculture real estate	7,759	3.7%	7,824	3.4%	2,971	4.0%	3,693	7.0%	3,772	6.9%
Consumer and other	7,597	1.7%	14,145	2.1%	1,790	2.3%	1,587	2.8%	1,526	2.8%
Total allowance for credit losses on loans	$286,380	100.0%	$316,068	100.0%	$87,469	100.0%	$86,440	100.0%	$84,041	100.0%

(1)	ASU 2016-13 became effective for the Company on January 1, 2020.
(2)	Loans outstanding as a percentage of total loans, excluding Warehouse Purchase Program loans.

The Company further disaggregates its allowance for credit losses to distinguish between the portion of the allowance attributed to originated loans and the portion attributed to acquired loans.

The following tables present, as of and for the periods indicated, information regarding the allowance for credit losses on loans differentiated between originated loans and acquired loans, which includes re-underwritten acquired loans, Non-PCD loans and PCD loans. Reported net charge-offs may include those from Non-PCD loans and PCD loans, but only if the total charge-off required is greater than the remaining discount.

	As of and for the Year Ended December 31, 2021
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$14,696,459	$4,437,141	$19,133,600
Gross loans outstanding at end of period	$14,746,368	$3,869,776	$18,616,144
Allowance for credit losses on loans at beginning of period	$150,630	$165,438	$316,068
Provision for credit losses	41,631	(41,631)	—
Charge-offs:
Commercial and industrial	(3,922)	(6,813)	(10,735)
Real estate and agriculture	(820)	(17,768)	(18,588)
Consumer and other	(3,726)	(327)	(4,053)
Recoveries:
Commercial and industrial	1,160	522	1,682
Real estate and agriculture	673	21	694
Consumer and other	1,110	202	1,312
Net charge-offs(1)	(5,525)	(24,163)	(29,688)
Allowance for credit losses on loans at end of period	$186,736	$99,644	$286,380
Ratio of allowance to end of period loans	1.27%	2.57%	1.54%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program loans	1.44%	2.57%	1.70%
Ratio of net charge-offs to average loans	0.04%	0.54%	0.16%
Ratio of allowance to end of period nonperforming loans	911.7%	1493.0%	1054.6%
Ratio of allowance to end of period nonaccrual loans	947.3%	1519.7%	1090.2%

	As of and for the Year Ended December 31, 2020
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$13,018,838	$6,843,689	$19,862,527
Gross loans outstanding at end of period	$14,205,696	$6,041,248	$20,246,944
Allowance for credit losses on loans at beginning of period	$77,013	$10,456	$87,469
Cumulative effect from adoption of ASU 2016-13	28,107	212,431	240,538
Provision for credit losses	50,927	(30,927)	20,000
Charge-offs:
Commercial and industrial	(1,226)	(24,785)	(26,011)
Real estate and agriculture	(2,384)	(2,308)	(4,692)
Consumer and other	(4,342)	(525)	(4,867)
Recoveries:
Commercial and industrial	452	952	1,404
Real estate and agriculture	750	106	856
Consumer and other	1,333	38	1,371
Net charge-offs(1)	(5,417)	(26,522)	(31,939)
Allowance for credit losses on loans at end of period	$150,630	$165,438	$316,068
Ratio of allowance to end of period loans	1.06%	2.74%	1.56%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program loans	1.33%	2.74%	1.82%
Ratio of net charge-offs to average loans	0.04%	0.39%	0.16%
Ratio of allowance to end of period nonperforming loans	455.8%	1044.6%	646.6%
Ratio of allowance to end of period nonaccrual loans	461.3%	1138.2%	669.8%

(1)	There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $8.5 million during the year ended December 31, 2021 compared with $8.0 million during the year ended December 31, 2020. Partially offsetting these charge-offs were recoveries on originated loans of $2.9 million for the year ended December 31, 2021 compared with $2.5 million for the year ended December 31, 2020. Total charge-offs for the year ended December 31, 2021 were $33.4 million, partially offset by total recoveries of $3.7 million. Total charge-offs for the year ended December 31, 2020 were $35.6 million, partially offset by total recoveries of $3.6 million.

The following table shows the allocation of the net charge-offs and net recoveries among various categories of loans as of the dates indicated.

	December 31, 2021
	2021		2020
	Amount	Percent of Net Charge-offs to Total Average Loans	Amount	Percent of Net Charge-offs to Total Average Loans
	(Dollars in thousands)
Balance of net (charge-offs) recoveries applicable to:
Commercial and industrial	$(9,053)	0.05%	$(24,607)	0.12%
Real estate:
Construction, land development and other land loans	276	0.00%	(350)	0.00%
1-4 family residential (including home equity)	(35)	0.00%	(2,290)	0.01%
Commercial real estate (including multi-family residential)	(18,276)	0.10%	(1,221)	0.01%
Agriculture (includes farmland)	141	0.00%	25	0.00%
Consumer and other	(2,741)	0.01%	(3,496)	0.02%
Total net charge-offs	$(29,688)	0.16%	$(31,939)	0.16%

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

	December 31, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$32,977	$29,525	$10,944	$6,966	$80,412	16.1%
Real estate	141,801	11,630	20,282	16,899	190,612	78.5%
Agriculture and agriculture real estate	6,636	943	168	12	7,759	3.7%
Consumer and other	5,322	471	397	1,407	7,597	1.7%
Total allowance for credit losses on loans	$186,736	$42,569	$31,791	$25,284	$286,380	100.0%

	December 31, 2020
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$31,537	$29,358	$31,798	$24,102	$116,795	21.1%
Real estate	106,154	11,363	30,194	29,593	177,304	73.4%
Agriculture and agriculture real estate	6,233	1,189	230	172	7,824	3.4%
Consumer and other	6,706	715	828	5,896	14,145	2.1%
Total allowance for credit losses on loans	$150,630	$42,625	$63,050	$59,763	$316,068	100.0%

(1)	Loans outstanding as a percentage of total loans, excluding Warehouse Purchase Program loans.

At December 31, 2021, the allowance for credit losses on loans totaled $286.4 million or 1.54% of total loans, including acquired loans with discounts, a decrease of $29.7 million or 9.4% compared to the allowance for credit losses on loans totaling $316.1 million or 1.56% of total loans, including acquired loans with discounts, for December 31, 2020. Net charge-offs were $29.7 million for the year ended December 31, 2021. Net charge-offs for the year ended December 31, 2021 included $12.7 million related to resolved PCD loans and $10.8 million related to the partial charge-off of one commercial real estate loan obtained through acquisition. The PCD loans had specific reserves of $12.9 million, of which $9.9 million was allocated to the charge-offs and $3.0 million moved to the general reserve. Further, an additional $21.6 million of specific reserves on resolved PCD loans without any related charge-offs was released to the general reserve. PPP loans totaling $169.9 million as of December 31, 2021, are fully guaranteed by the SBA and do not carry an allowance.

At December 31, 2020, the allowance for credit losses on loans totaled $316.1 million or 1.56% of total loans, including acquired loans with discounts, an increase of $228.6 million compared to the allowance for credit losses on loans totaling $87.5 million or 0.46% of total loans, including acquired loans with discounts, for December 31, 2019. On January 1, 2020, the Company adopted CECL. Upon adoption of CECL, the Company recognized an increase in allowance for credit losses on loans of $108.7 million, of which $102.5 million was related to LegacyTexas and an increase in allowance for credit losses on off-balance sheet credit exposures of $24.4 million, of which $6.3 million was related to LegacyTexas, with a corresponding decrease in retained earnings (pre-tax). Additionally, the Company recognized an increase in the allowance for credit losses for loans of $131.8 million, of which $130.3 million was related to LegacyTexas, due to the reclass of PCD credit discounts as a result of adopting CECL.

At December 31, 2021, $186.7 million of the allowance for credit losses on loans was attributable to originated loans compared with $150.6 million of the allowance at December 31, 2020, an increase of $36.1 million or 24.0%. At December 31, 2021, $42.6 million of the allowance for credit losses on loans was attributable to re-underwritten acquired loans compared with $42.6 million of the allowance at December 31, 2020, a decrease of $56 thousand or 0.1%. At December 31, 2021, $31.8 million of the allowance for credit losses on loans was attributable to Non-PCD loans compared to $63.1 million of the allowance at December 31, 2020, a decrease of $31.3 million or 49.6%. At December 31, 2021, $25.3 million of the allowance for credit losses on loans attributable to PCD loans compared to $59.8 million of the allowance at December 31, 2020, a decrease of $34.5 million or 57.7%.

At December 31, 2021, the Company had $13.0 million of total outstanding accretable discounts on Non-PCD and PCD loans. At December 31, 2020, the Company had $53.8 million of total outstanding accretable discounts on Non-PCD and PCD loans.

The Company believes that the allowance for credit losses on loans at December 31, 2021 is adequate to absorb expected lifetime losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods that could be substantial in relation to the size of the allowance at December 31, 2021.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of December 31, 2021 and 2020, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

Securities

The Company uses its securities portfolio to manage interest rate risk and as a source of income and liquidity for cash requirements. At December 31, 2021, the carrying amount of investment securities totaled $12.82 billion, an increase of $4.28 billion or 50.1% compared with $8.54 billion at December 31, 2020. At December 31, 2021, securities represented 33.9% of total assets compared with 25.1% of total assets at December 31, 2020.

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

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2021		2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$—	$—	$—	$—	$470	$471
Collateralized mortgage obligations	483,761	485,671	611,353	612,334	235,222	235,773
Mortgage-backed securities	28,881	29,261	39,187	39,180	51,209	51,419
Total	$512,642	$514,932	$650,540	$651,514	$286,901	$287,663
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$—	$—	$—	$13,933	$13,991
States and political subdivisions	132,620	138,474	166,175	174,484	238,347	245,790
Collateralized mortgage obligations	39,675	40,080	96,000	97,450	203,470	204,212
Mortgage-backed securities	12,131,674	12,072,659	7,629,131	7,767,208	7,826,643	7,839,858
Total	$12,303,969	$12,251,213	$7,891,306	$8,039,142	$8,282,393	$8,303,851

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

As of December 31, 2021, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2021, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of December 31, 2021, the Company’s municipal securities represent 1.0% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of December 31, 2021, management believes that there is no potential for material credit losses on held to maturity securities.

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2021. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The weighted average life of the Company’s securities portfolio is 4.20 years, with a modified duration of 3.77 at December 31, 2021. Available for sale securities are shown at fair value and held to maturity securities are shown at amortized cost. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis.

	December 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
States and political subdivisions	$14,595	3.77%	$69,726	4.35%	$31,344	3.42%	$16,955	2.18%	$132,620	3.79%
Collateralized mortgage obligations	1	—	29,485	0.69%	377,294	0.53%	118,566	0.58%	525,346	0.55%
Mortgage-backed securities	1,589	2.67%	187,400	2.48%	2,586,544	2.00%	9,385,402	1.69%	12,160,935	1.77%
Total	$16,185	3.67%	$286,611	2.75%	$2,995,182	1.83%	$9,520,923	1.68%	$12,818,901	1.74%

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

At December 31, 2021 and 2020, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average tax equivalent yield of the securities portfolio was 1.74% as of December 31, 2021 compared with 1.76% and 2.34% as of December 31, 2020 and 2019, respectively. This decrease was primarily due to the investment in lower yielding securities and higher prepayments. The average tax equivalent yield on the securities portfolio is based upon expected prepayment speeds, other industry standard projections and on a 21% tax rate in 2021, 2020 and 2019.

The average yield excluding the tax equivalent adjustment was 1.55% for the year ended December 31, 2021 compared with 2.08% for the year ended December 31, 2020 and 2.34% for the year ended December 31, 2019. The overall growth in the average securities portfolio over the comparable periods was primarily funded by average deposit growth.

Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as prepayments result in an acceleration of discount accretion. At December 31, 2021, 77.2% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 4.70 years.

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

Total deposits at December 31, 2021 were $30.77 billion, an increase of $3.41 billion or 12.5% compared with $27.36 billion at December 31, 2020. Total deposits at December 31, 2020 were $27.36 billion, an increase of $3.16 billion or 13.1% compared with $24.20 billion at December 31, 2019. Noninterest-bearing deposits at December 31, 2021 were $10.75 billion compared with $9.1  billion at December 31, 2020, an increase of $1.60 billion or 17.5%. Noninterest-bearing deposits at December 31, 2020 were $9.15 billion compared with $7.76 billion at December 31, 2019, an increase of $1.39 billion or 17.9%. Interest-bearing deposits at December 31, 2021 were $20.02 billion, an increase of $1.81 billion or 10.0% compared with $18.21 billion at December 31, 2020. Interest-bearing deposits at December 31, 2020 were $18.21 billion, an increase of $1.77 billion or 10.8% compared with $16.44 billion at December 31, 2019.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2021, 2020 and 2019 are presented below:

	Years Ended December 31,
	2021		2020		2019
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing checking	$6,169,864	0.28%	$5,177,736	0.43%	$3,917,413	0.61%
Regular savings	3,162,686	0.11	2,796,382	0.20	2,269,507	0.44
Money market savings	6,720,863	0.24	5,858,492	0.55	3,672,422	1.10
Time deposits	2,917,976	0.55	3,194,274	1.34	2,314,174	1.59
Total interest-bearing deposits	18,971,389	0.28	17,026,884	0.60	12,173,516	0.92
Noninterest-bearing deposits	10,036,519	—	8,558,385	—	6,006,914	—
Total deposits	$29,007,908	0.18%	$25,585,269	0.40%	$18,180,430	0.61%

 The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2021, 2020 and 2019 was 34.6%, 33.5% and 33.0%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $250,000 or greater by time remaining until maturity at December 31, 2021 (dollars in thousands):

Three months or less	$292,900	23.8%
Over three through six months	302,351	24.6
Over six through 12 months	436,677	35.6
Over 12 months	196,807	16.0
Total	$1,228,735	100.0%

Total uninsured deposits, including certificates of deposits, were $14.70 billion and $12.53 billion for the years ended December 31, 2021 and 2020, respectively.

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2021 and 2020:

	FHLB Advances	FHLB Long-Term Notes Payable	Securities Sold Under Repurchase Agreements	Subordinated Notes
	(Dollars in thousands)
December 31, 2021
Amount outstanding at year-end	$—	$—	$448,099	$—
Weighted average interest rate at year-end	—	—	0.17%	—
Maximum month-end balance during the year	$—	$—	$460,288	$—
Average balance outstanding during the year	$—	$—	$410,747	$—
Weighted average interest rate during the year	—	—	0.17%	—
December 31, 2020
Amount outstanding at year-end	$—	$—	$389,583	$—
Weighted average interest rate at year-end	—	—	0.22%	—
Maximum month-end balance during the year	$1,335,000	$3,630	$402,878	$125,731
Average balance outstanding during the year	$326,175	$3,101	$371,872	$114,499
Weighted average interest rate during the year	1.04%	5.42%	0.44%	4.80%

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2021, the Company had total funds of $13.59 billion available under this line. At December 31, 2021, the Company had no FHLB advances and long-term notes payable.

Securities sold under repurchase agreements with Company customers—At December 31, 2021, the Company had $448.1 million in securities sold under repurchase agreements compared with $389.6 million at December 31, 2020, with weighted average rates paid of 0.17% and 0.44% for the years ended December 31, 2021 and 2020, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $5.4 million of repurchase agreements outstanding at December 31, 2021 have maturity dates ranging from 6 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Subordinated notes—On November 30, 2020, the Company redeemed the $125.0 million in subordinated notes assumed in the Merger. The redemption was funded by dividends from Prosperity Bank.  Accordingly, as of December 31, 2021 and 2020, the Company had no subordinated notes outstanding.

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

The following table summarizes the simulated change in net interest income at the 12-month horizon, considering the balance sheet composition as of December 31, 2021 and 2020:

	Percent Change in Net Interest Income
Change in Interest Rates (Basis Points)	December 31, 2021	December 31, 2020
+200	11.0%	15.5%
+100	4.9%	8.5%
Base	0.0%	0.0%
-100	(5.4)%	(2.8)%

The Company continues to manage its asset sensitivity within the scope of its risk tolerances and changing market conditions. At December 31, 2021, a projected 200 basis point increase in rates resulted in a projected increase in net interest income of 11.0% compared with 15.5% increase at December 31, 2020. These projections can be impacted by a variety of factors, including changes in interest rates, changes in model assumptions and shifts in the Company’s balance sheet composition. During 2021, the Company gradually increased its volume of fixed-rate investment securities due to the increase in long-term interest rates and growth in deposits. At December 31, 2021, securities represented 33.9% of total assets compared with 25.1% of total assets at December 31, 2020. This change in the securities to total assets was the primary reason for the decline in the Company’s projected asset sensitivity.

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

LIBOR Transition

As of December 31, 2021, LIBOR was used as an index rate for the majority of the Company’s interest-rate swaps and approximately 11.4% of the Company’s loan portfolio. On September 30, 2021, the Company began transitioning away from LIBOR to Secured Overnight Financing Rate (“SOFR”) or other alternative variable rate indexes for its interest-rate swaps and loans historically using LIBOR as an index.

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis and manage unexpected events. During 2021 and 2020, the Company’s liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. During 2020, the Company also utilized advances from the FHLB of Dallas. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on this external funding source.

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the average assets in which those funds are invested as a percentage of the Company’s average total assets for the periods indicated. Average assets totaled $35.98 billion for 2021 compared with $32.65 billion for 2020.

	2021	2020
Source of Funds:
Deposits:
Noninterest-bearing	27.90%	26.22%
Interest-bearing	52.74	52.16
Securities sold under repurchase agreements	1.14	1.14
Other borrowings	—	1.01
Subordinated notes	—	0.35
Other noninterest-bearing liabilities	0.65	0.82
Shareholders’ equity	17.57	18.30
Total	100.00%	100.00%

Uses of Funds:
Loans	53.19%	60.84%
Securities	31.49	24.58
Federal funds sold and other interest-earning assets	3.37	1.62
Other noninterest-earning assets	11.95	12.96
Total	100.00%	100.00%
Average noninterest-bearing deposits to average deposits	34.60%	33.45%
Average loans to average deposits	65.96%	77.63%

The Company’s largest source of funds is deposits and its principal uses of funds are securities and loans. The Company does not expect a change in the source or use of its funds in the foreseeable future. The Company’s average deposits increased 13.4% for the year ended December 31, 2021 compared with the year ended December 31, 2020. The Company’s average loans decreased 3.7% for the year ended December 31, 2021 compared with the year ended December 31, 2020. The Company predominantly invests excess deposits in government-backed securities until the funds are needed to fund loan growth. The Company’s securities portfolio has a weighted average life of 4.20 years and a modified duration of 3.77 at December 31, 2021.

As of December 31, 2021, the Company had outstanding $4.35 billion in commitments to extend credit, $102.6 million in commitments associated with outstanding standby letters of credit and $1.31 billion in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2021, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2021, the Company had cash and cash equivalents of $2.55 billion compared with $1.34 billion at December 31, 2020.

Share Repurchases

On January 18, 2022, the Company announced a stock repurchase program that authorized the repurchase of up to 5%, or approximately 4.6 million shares, of its outstanding common stock over a one-year period expiring on January 18, 2023, at the discretion of management. Under the stock repurchase program, the Company may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Shares of stock repurchased are held as authorized but unissued shares. The Company is not obligated to purchase any particular number of shares, and the Company may suspend, modify or terminate the program at any time and for any reason without prior notice.

On January 26, 2021, the Company announced a stock repurchase program under which the Company could repurchase up to 5%, or approximately 4.65 million shares, of its outstanding common stock over a one-year period, at the discretion of management. The Company repurchased 767,134 shares of its common stock at an average weighted price of $67.87 per share during the year ended December 31, 2021.

On January 29, 2020, the Company announced a stock repurchase program that authorized the repurchase of up to 5%, or approximately 4.74 million shares, of the Company’s outstanding common stock over a one-year period, at the discretion of management. The Company repurchased 2.2 million shares of its common stock at an average weighted price of $52.47 per share during the year ended December 31, 2020.

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of December 31, 2021 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$95,022	$5,664	$1,864	$—	$102,550
Unused capacity on Warehouse Purchase Program loans	1,313,870	—	—	—	1,313,870
Commitments to extend credit	1,585,510	1,203,831	154,991	1,406,206	4,350,538
Total	$2,994,402	$1,209,495	$156,855	$1,406,206	$5,766,958

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

Unused Capacity on Warehouse Purchase Program Loans. For Warehouse Purchase Program loans, the Company has established a maximum purchase facility amount, but reserves the right, at any time, to refuse to buy any mortgage loans offered for sale by its mortgage originator clients for any reason.

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

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At December 31, 2021 and 2020, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt totaled $29.9 million.

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

Since being fully phased in on January 1, 2019, the Basel III Capital Rules require the Company to maintain a capital conservation buffer, composed entirely of CET1, of 2.5%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.5% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements ( known as the “leverage ratio”) of 4.0%. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve Board’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the FDIC’s regulations, the Bank is classified “well-capitalized” for purposes of prompt corrective action.

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

In response to the COVID-19 pandemic, in March 2020 the joint federal bank regulatory agencies issued an interim final rule that allows banking organizations that implement CECL in 2020 to mitigate the effects of the CECL accounting standard in their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. The Company adopted the option provided by the interim final rule, which delayed the effects of CECL on its regulatory capital through 2021, after which the effects will be phased in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period include both the initial impact of the Company’s adoption of CECL at January 1, 2020 and 25% of subsequent changes in the Company’s allowance for credit losses during each quarter of the two-year period ending December 31, 2021. Beginning on January 1, 2022, the cumulative amount of the transition adjustments will be phased in over a three-year transition period, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024.

As of December 31, 2021, the Company’s ratio of CET1 to risk-weighted assets was 15.10%, Tier 1 capital to risk-weighted assets was 15.10%, total capital to risk-weighted assets was 15.45% and Tier 1 capital to average quarterly assets was 9.62%.

It is important to note that Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans for a given period. At December 31, 2021, Warehouse Purchase Program loans totaled $1.78 billion, compared to an average balance of $1.99 billion.  Because the capital ratios above are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, the end-of-period increase in these balances can significantly impact the Company’s reported capital ratios.

Total shareholders’ equity increased to $6.43 billion at December 31, 2021, compared with $6.13 billion at December 31, 2020, an increase of $296.6 million or 4.8%. The increase was primarily the result of net income of $519.3 million partially offset by dividend payments of $184.3 million and common stock repurchases of $52.1 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2021 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2021
The Company
CET1 capital ratio	4.50%		7.00%	N/A	15.10%
Tier 1 risk-based capital ratio	6.00%		8.50%	N/A	15.10%
Total risk-based capital ratio	8.00%		10.50%	N/A	15.45%
Leverage ratio	4.00%	(1)	4.00%	N/A	9.62%
The Bank
CET1 capital ratio	4.50%		7.00%	6.50%	15.03%
Tier 1 risk-based capital ratio	6.00%		8.50%	8.00%	15.03%
Total risk-based capital ratio	8.00%		10.50%	10.00%	15.39%
Leverage ratio	4.00%	(2)	4.00%	5.00%	9.58%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2021
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$253,629	$260,340	$260,851	$272,103
Interest expense	8,869	11,773	15,452	17,521
Net interest income	244,760	248,567	245,399	254,582
Provision for credit losses	—	—	—	—
Net interest income after provision	244,760	248,567	245,399	254,582
Noninterest income	35,757	34,645	35,556	34,008
Noninterest expense	119,538	119,815	115,191	119,076
Income before income taxes	160,979	163,397	165,764	169,514
Provision for income taxes	34,192	34,807	35,153	36,205
Net income	$126,787	$128,590	$130,611	$133,309
Earnings per share(1):
Basic	$1.38	$1.39	$1.41	$1.44
Diluted	$1.38	$1.39	$1.41	$1.44

	Quarter Ended 2020
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$278,647	$282,432	$286,593	$296,238
Interest expense	21,013	24,319	27,638	40,207
Net interest income	257,634	258,113	258,955	256,031
Provision for credit losses	—	10,000	10,000	—
Net interest income after provision	257,634	248,113	248,955	256,031
Noninterest income	36,547	34,924	25,675	34,388
Noninterest expense	120,205	117,919	134,368	124,741
Income before income taxes	173,976	165,118	140,262	165,678
Provision for income taxes	36,885	35,054	9,361	34,830
Net income	$137,091	$130,064	$130,901	$130,848
Earnings per share(1):
Basic	$1.48	$1.40	$1.41	$1.39
Diluted	$1.48	$1.40	$1.41	$1.39

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prosperity Bancshares, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph referring to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses.

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

/s/ Deloitte and Touche LLP

Houston, Texas

February 25, 2022

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2022 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2022 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2022 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2022 Proxy Statement.

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

Executive Employment Agreement, dated as of March 10, 2021, by and among Prosperity Bancshares, Inc., Prosperity Bank  and Edward Z. Safady (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2021)

10.9†	—	Amended and Restated Prosperity Bancshares, Inc. 401(k) Profit Sharing Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2016)

10.10†	—

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

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number (1)		Description

104	—	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (formatted as Inline XBRL and contained in Exhibits 101)

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
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

Date: February 25, 2022

PROSPERITY BANCSHARES, INC.® (Registrant)

BY:	/S/ DAVID ZALMAN
David Zalman Senior Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN	Senior Chairman of the Board and Chief Executive Officer (principal executive officer); Director	February 25, 2022
David Zalman

/s/ ASYLBEK OSMONOV	Chief Financial Officer (principal financial officer and principal accounting officer)	February 25, 2022
Asylbek Osmonov

/s/ JAMES A. BOULIGNY	Director	February 25, 2022
James A. Bouligny

/s/ W. R. COLLIER	Director	February 25, 2022
W. R. Collier

/s/ GEORGE A. FISK	Director	February 25, 2022
George A. Fisk

/s/ KEVIN J. HANIGAN	President and Chief Operating Officer; Director	February 25, 2022
Kevin J. Hanigan

/s/ LEAH HENDERSON	Director	February 25, 2022
Leah Henderson

/s/ NED S. HOLMES	Director	February 25, 2022
Ned S. Holmes

/s/ BRUCE W. HUNT	Director	February 25, 2022
Bruce W. Hunt

/s/ JACK LORD	Director	February 25, 2022
Jack Lord

/s/ WILLIAM T. LUEDKE IV	Director	February 25, 2022
William T. Luedke IV

/s/ PERRY MUELLER, JR., D.D.S.	Director	February 25, 2022
Perry Mueller, Jr., D.D.S.

/s/ HARRISON STAFFORD II	Director	February 25, 2022
Harrison Stafford II

/s/ ROBERT STEELHAMMER	Director	February 25, 2022
Robert Steelhammer

/s/ H.E. TIMANUS, JR.	Chairman; Director	February 25, 2022
H.E. Timanus, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prosperity Bancshares, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As described in Note 1 and Note 5 to the financial statements, the Company changed its method for estimating the allowance for credit losses on January 1, 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses.

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

Allowance for Credit Losses - Refer to Note 5 to the financial statements

Critical Audit Matter Description

The allowance for credit losses is an allowance available for estimated losses on loans. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is expected and reasonably estimable. Recoveries are credited to the allowance at the time of recovery.

The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on expected losses on impaired loans and PCD loans; and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors.

At and for the year-ended December 31, 2021, the allowance for credit losses recorded on the balance sheet was $316M, and the provision for credit losses recorded on the statement of income was $0.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allowance for credit losses – general valuation allowance for loan losses included the following, among others:

•

We tested the effectiveness of controls over the (i) written policy in place for the calculation of the general valuation allowance, (ii) data input to the general valuation allowance calculation and (iii) management’s review of the adequacy of the general valuation allowance calculation, including the assumptions used in the calculation.

•	With the assistance of a credit specialist, we evaluated:
•	the reasonableness of the classification of the loan types.
•	the methodology surrounding the reasonableness of economic factors and assumptions used in the general allowance calculation.
•	the reasonableness of the logic, statistical validity, and computations of the allowance for credit losses (“ACL”) calculation.
•	We evaluated the appropriateness and relevance of the qualitative factors and related quantitative measures by comparing to external sources.
•	We tested the accuracy and evaluated the relevance of the historical loss data.
•	We tested the accuracy of the historical net charge offs.
•	We tested the arithmetic accuracy of the general valuation allowance calculation.

/s/ Deloitte and Touche LLP

Houston, Texas

February 25, 2022

We have served as the Company’s auditor since 1993.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(Dollars in thousands)
ASSETS
Cash and due from banks	$2,547,739	$1,342,996
Federal funds sold	241	553
Total cash and cash equivalents	2,547,980	1,343,549
Available for sale securities, at fair value	514,932	651,514
Held to maturity securities, at cost (fair value of $12,251,213 and $8,039,142 respectively)	12,303,969	7,891,306
Total securities	12,818,901	8,542,820
Loans held for sale	7,274	46,777
Loans held for investment	16,833,171	17,357,788
Loans held for investment - Warehouse Purchase Program	1,775,699	2,842,379
Total loans	18,616,144	20,246,944
Less: allowance for credit losses on loans	(286,380)	(316,068)
Loans, net	18,329,764	19,930,876
Accrued interest receivable	66,030	82,068
Goodwill	3,231,636	3,231,636
Core deposit intangibles, net	61,684	73,235
Bank premises and equipment, net	319,799	323,572
Other real estate owned	622	10,593
Bank owned life insurance (BOLI)	327,149	324,356
Federal Home Loan Bank of Dallas stock	8,901	8,901
Other assets	121,504	187,669
TOTAL ASSETS	$37,833,970	$34,059,275
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$10,750,034	$9,151,233
Interest-bearing	20,021,728	18,209,259
Total deposits	30,771,762	27,360,492
Fed funds purchased and other borrowings	—	—
Securities sold under repurchase agreements	448,099	389,583
Subordinated notes	—	—
Accrued interest payable	1,261	3,462
Allowance for credit losses on off-balance sheet credit exposures	29,947	29,947
Other liabilities	155,665	145,122
Total liabilities	31,406,734	27,928,606
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 92,170,480 shares issued and outstanding at December 31, 2021; 92,570,789 shares issued and outstanding at December 31, 2020	92,171	92,571
Capital surplus	3,595,023	3,634,140
Retained earnings	2,738,233	2,403,189
Accumulated other comprehensive income —net unrealized gain on available for sale securities, net of tax expense of $481 and $205, respectively	1,809	769
Total shareholders’ equity	6,427,236	6,130,669
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,833,970	$34,059,275

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$869,908	$975,895	$621,443
Securities	175,459	166,812	209,812
Federal funds sold and other earning assets	1,556	1,203	1,683
Total interest income	1,046,923	1,143,910	832,938
INTEREST EXPENSE:
Deposits	52,913	102,502	111,388
Other borrowings	—	3,550	21,323
Securities sold under repurchase agreements	702	1,627	3,383
Subordinated notes	—	5,498	1,075
Total interest expense	53,615	113,177	137,169
NET INTEREST INCOME	993,308	1,030,733	695,769
PROVISION FOR CREDIT LOSSES	—	20,000	4,300
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	993,308	1,010,733	691,469
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	29,610	30,295	34,614
Credit card, debit card and ATM card income	34,680	31,245	26,867
Service charges on deposit accounts	24,392	23,860	20,604
Trust income	10,278	9,598	10,227
Mortgage income	8,302	10,777	5,006
Brokerage income	3,320	2,504	2,361
Net gain (loss) on sale or write down of assets	1,097	(5,533)	(1,813)
Other	28,287	28,788	26,415
Total noninterest income	139,966	131,534	124,281
NONINTEREST EXPENSE:
Salaries and employee benefits	310,556	309,268	226,348
Net occupancy and equipment	32,184	35,037	23,985
Credit and debit card, data processing and software amortization	35,104	40,329	23,624
Regulatory assessments and FDIC insurance	10,638	9,861	8,608
Core deposit intangibles amortization	11,551	13,169	6,537
Depreciation	18,095	18,232	13,713
Communications	12,028	12,477	9,679
Net other real estate (income) expense	(2,224)	165	(67)
Merger related expenses	—	8,018	46,402
Other	45,688	50,677	37,713
Total noninterest expense	473,620	497,233	396,542
INCOME BEFORE INCOME TAXES	659,654	645,034	419,208
PROVISION FOR INCOME TAXES	140,357	116,130	86,656
NET INCOME	$519,297	$528,904	$332,552
EARNINGS PER SHARE:
Basic	$5.60	$5.68	$4.52
Diluted	$5.60	$5.68	$4.52

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Net income	$519,297	$528,904	$332,552
Other comprehensive income, before tax:
Securities available for sale:
Change in unrealized gains during the period	1,316	212	370
Total other comprehensive income	1,316	212	370
Deferred tax expense related to other comprehensive income	(276)	(45)	(78)
Other comprehensive income, net of tax	1,040	167	292
Comprehensive income	$520,337	$529,071	$332,844

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2018	69,846,825	$69,847	$2,045,351	$1,937,316	$310	$4,052,824
Net income				332,552		332,552
Other comprehensive income					292	292
Common stock issued in connection with the granting of restricted stock awards, net	144,277	144	(144)			—
Common stock issued in connection with the acquisition of LegacyTexas Financial Group, Inc.	26,228,148	26,228	1,771,716			1,797,944
Common stock repurchase	(1,473,231)	(1,473)	(93,011)			(94,484)
Stock based compensation expense			10,607			10,607
Cash dividends declared, $1.69 per share				(128,900)		(128,900)
BALANCE AT DECEMBER 31, 2019	94,746,019	94,746	3,734,519	2,140,968	602	5,970,835
Cumulative change in accounting principle upon adoption of ASU 2016-13(1) and other				(92,860)		(92,860)
BALANCE AT JANUARY 1, 2020 (AS ADJUSTED FOR CHANGE IN ACCOUNTING STANDARD)	94,746,019	94,746	3,734,519	2,048,108	602	5,877,975
Net income				528,904		528,904
Other comprehensive income					167	167
Common stock issued in connection with the granting of restricted stock awards, net	18,231	18	(18)			—
Common stock repurchase	(2,193,461)	(2,193)	(112,968)			(115,161)
Stock based compensation expense			12,607			12,607
Cash dividends declared, $1.87 per share				(173,823)		(173,823)
BALANCE AT DECEMBER 31, 2020	92,570,789	92,571	3,634,140	2,403,189	769	6,130,669
Net income				519,297		519,297
Other comprehensive income					1,040	1,040
Common stock issued in connection with the granting of restricted stock awards, net	366,825	367	(367)			—
Common stock repurchase	(767,134)	(767)	(51,322)			(52,089)
Stock based compensation expense			12,572			12,572
Cash dividends declared, $1.99 per share				(184,253)		(184,253)
BALANCE AT DECEMBER 31, 2021	92,170,480	$92,171	$3,595,023	$2,738,233	$1,809	$6,427,236

(1)	ASU 2016-13 became effective for the Company on January 1, 2020.

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$519,297	$528,904	$332,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	29,646	31,401	20,250
Provision for credit losses	—	20,000	4,300
Deferred income tax expense (benefit)	22,829	24,816	(26,417)
Net amortization of premium on investments	58,427	38,827	30,779
(Gain) loss on sale or write down of premises, equipment, other assets and other real estate	(3,816)	5,075	(67)
Net amortization of premium on deposits	(1,162)	(6,093)	(1,709)
Net accretion of discount on loans	(39,278)	(91,341)	(28,045)
Proceeds from sale of loans held for sale	249,539	462,750	221,488
Originations of loans held for sale	(212,638)	(429,662)	(213,467)
Stock based compensation expense	12,572	12,607	10,606
Decrease in accrued interest receivable and other assets	61,326	29,112	84,146
Decrease in accrued interest payable and other liabilities	(2,014)	(44,075)	(31,402)
Net cash provided by operating activities	694,728	582,321	403,014
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	2,844,242	2,454,086	1,816,596
Purchase of held to maturity securities	(7,315,419)	(2,101,683)	(331,991)
Proceeds from maturities, sales and principal paydowns of available for sale securities	16,437,990	15,047,469	9,031,370
Purchase of available for sale securities	(16,300,005)	(15,411,251)	(9,234,544)
Originations of Warehouse Purchase Program loans	(36,019,746)	(43,293,619)	(4,194,875)
Proceeds from pay-offs of Warehouse Purchase Program loans	37,086,426	42,004,002	4,335,162
Net decrease (increase) in loans held for investment	529,672	29,758	(78,326)
Purchase of bank premises and equipment	(19,022)	(22,143)	(18,588)
Proceeds from sale of bank premises, equipment and other real estate	24,178	13,910	5,316
Proceeds from insurance claims	6,781	5,163	6,915
Net cash used in the purchase of LegacyTexas Financial Group, Inc.	—	—	(77,047)
Net cash (used in) provided by investing activities	(2,724,903)	(1,274,308)	1,259,988
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	1,598,801	1,387,339	361,866
Net increase in interest-bearing deposits	1,813,631	1,779,514	148,284
Net repayments from other short-term borrowings	—	(1,300,000)	(1,805,000)
Repayments of other long-term borrowings	—	(3,730)	(1,078)
Net increase in securities sold under repurchase agreements	58,516	12,289	34,904
Redemption of subordinated notes	—	(125,000)	(15,613)
Repurchase of common stock	(52,089)	(115,161)	(94,484)
Payments of cash dividends	(184,253)	(173,823)	(128,900)
Net cash provided by (used in) financing activities	3,234,606	1,461,428	(1,500,021)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,204,431	769,441	162,981
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,343,549	574,108	411,127
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,547,980	$1,343,549	$574,108
NONCASH ACTIVITIES:
Stock issued in connection with the LegacyTexas Financial Group, Inc. merger	$—	$—	$1,797,944
Acquisition of real estate through foreclosure of collateral	6,678	15,964	4,203
SUPPLEMENTAL INFORMATION:
Income taxes paid	$126,919	$163,597	$82,150
Interest paid	55,816	118,300	139,356

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

As of December 31, 2021, the Bank operated 273 full-service banking locations: 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 63 in the Dallas/Fort Worth, Texas area; 22 in the East Texas area; 29 in the Central Texas area, including Austin and San Antonio; 34 in the West Texas area, including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area.

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

Warehouse Purchase Program Loans—All Warehouse Purchase Program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. These safeguards include the requirement that the mortgage originator clients have a takeout commitment or similar arrangement for each loan. To date, the Company has not experienced a loss on these loans and no allowance for credit losses has been allocated to them.

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

Estimates of credit losses involve an exercise of judgment. While it is possible that in the short term the Company may sustain losses which are substantial in relation to the allowance for credit losses, it is the judgment of management that the allowance for credit losses reflected in the consolidated balance sheets is adequate to absorb expected lifetime losses that may be realized from the loan portfolio as of December 31, 2021.

The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on expected losses on impaired loans and PCD loans; and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions, and other qualitative risk factors both internal and external to the Company.

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

PCD loans are individually monitored on a quarterly basis to assess for changes in expected cash flows subsequent to acquisition. If a deterioration in cash flows is identified, an increase to the specific reserve for that loan is made. PCD loans were recorded at their acquisition date fair values, which were based on expected cash flows and considers estimates of expected future credit losses. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses. See “Critical Accounting Policies” above for more information.

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

The Company has interest rate lock commitments and forward mortgage-backed securities trades. In the normal course of business, the Company enters into interest rate lock commitments with consumers to originate mortgage loans at a specified interest rate. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company.  The Company manages the changes in fair value associated with changes in interest rates related to interest rate lock commitments by using forward sold commitments known as forward mortgage-backed securities trades.  These instruments are typically entered into at the time the interest rate lock commitment is made.

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

Income Taxes— The Company files a consolidated federal income tax return and consolidated state returns in Oklahoma, Colorado, New Mexico and New York. For the year ended December 31, 2021, the Bank will also file state returns in Arkansas, Florida, Georgia and Idaho.  In addition, the Company files a Combined Texas Franchise Tax Report.

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

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2021		2020		2019
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$519,297		$528,904		$332,552
Basic:
Weighted average shares outstanding	92,657	$5.60	93,058	$5.68	73,524	$4.52
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	—		—		—
Total	92,657	$5.60	93,058	$5.68	73,524	$4.52

As of December 31, 2021, all stock options have been exercised and there are no options outstanding. There were no stock options exercisable at December 31, 2021, 2020 and 2019 that would have had an anti-dilutive effect on the above computation.

New Accounting Standards

Accounting Standards Updates (“ASU”)

ASU 2020-04, "Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting – ASC Topic 848". ASU 2020-04 provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. The guidance allows for companies to: (i) account for certain contract modifications as a continuation of the existing contract without additional analysis; (ii) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (iii) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within ASU 2020-04, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020. The ASU is available for adoption effective March 12, 2020 through December 31, 2022.

In preparation for this transition, the Company formed a LIBOR transition team comprised of personnel from across the Bank and conducted a detailed analysis of the Bank’s LIBOR exposure. This included a review of the products, models, contracts and systems that could be impacted by this transition. The LIBOR transition team has been working with the appropriate departments to update the Bank’s processes, loan documents and products to prepare for the cessation of LIBOR to ensure a smooth transition to Secured Overnight Financing Rate (“SOFR”) or other alternative variable rate indexes. As of December 31, 2021, LIBOR was used as an index rate for the Company’s interest-rate swaps and approximately 11.4% of the Company’s loan portfolio. ASU 2020-04 became effective for the Company on January 1, 2022 and is not expected to have a significant impact on the Company’s financial statements.

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

The assets and liabilities of LegacyTexas were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. As of December 31, 2020, the following table presents the amounts recorded on the consolidated balance sheet on the acquisition date.

	Initially Recorded at Acquisition Date	Measurement Period Adjustments	Adjusted Values as of December 31, 2020
	(Dollars in thousands)
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

As of December 31, 2020, the Company recognized goodwill of $1.33 billion. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. The goodwill is not deductible for tax purposes. Additionally, the Company recognized $49.9 million of core deposit intangibles during 2020.

Merger Related Expenses: The Company did not incur merger-related expenses during 2021. The Company incurred $8.0 million and $46.4 million of pre-tax merger related expenses during the year ended December 31, 2020 and 2019, respectively. The merger related expenses are reflected on the Company’s income statement for the applicable periods under merger related expenses, which consist of salaries and benefits, data processing and professional and legal fees.

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

PCD Loans. The recorded investment in PCD loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2021 and 2020 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
PCD loans:
Outstanding balance	$83,909	$195,631
Discount	(4,838)	(14,216)
Recorded investment	$79,071	$181,415

Changes in the accretable yield for acquired PCD loans for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$14,216	$35,654
Adjustments	—	(448)
Accretion charge-offs	(1,540)	(354)
Accretion	(7,838)	(20,636)
Balance at December 31,	$4,838	$14,216

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired. The PCD discount reflected above as of December 31, 2020, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2021 and 2020 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$2,094,039	$3,869,205
Discount	(8,143)	(39,587)
Recorded investment	$2,085,896	$3,829,618

Changes in the discount accretion for Non-PCD loans for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$39,587	$110,130
Adjustments	—	257
Accretion charge-offs	(4)	(95)
Accretion	(31,440)	(70,705)
Balance at December 31,	$8,143	$39,587

 At December 31, 2021, the Company had $13.0 million of total outstanding accretable discounts on Non-PCD and PCD loans.

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal years 2021 and 2020 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2019	$3,223,671	$86,404
Less:
Amortization	—	(13,169)
Add:
Measurement period adjustment of LegacyTexas Merger	7,965	—
Balance as of December 31, 2020	3,231,636	73,235
Less:
Amortization	—	(11,551)
Balance as of December 31, 2021	$3,231,636	$61,684

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write down is recorded. During 2020, the Company changed its annual goodwill impairment test date from September 30 to October 1. Based on the Company’s annual goodwill impairment test, management does not believe any of its goodwill is impaired as of December 31, 2021.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2021 is as follows (dollars in thousands):

2022	$10,336
2023	9,360
2024	8,699
2025	8,173
Thereafter	25,116
Total	$61,684

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$483,761	$1,942	$(32)	$485,671
Mortgage-backed securities	28,881	550	(170)	29,261
Total	$512,642	$2,492	$(202)	$514,932
Held to Maturity
States and political subdivisions	$132,620	$5,968	$(114)	$138,474
Collateralized mortgage obligations	39,675	483	(78)	40,080
Mortgage-backed securities	12,131,674	87,967	(146,982)	12,072,659
Total	$12,303,969	$94,418	$(147,174)	$12,251,213

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	611,353	1,601	(620)	612,334
Mortgage-backed securities	39,187	539	(546)	39,180
Total	$650,540	$2,140	$(1,166)	$651,514
Held to Maturity
States and political subdivisions	166,175	8,341	(32)	174,484
Collateralized mortgage obligations	96,000	1,669	(219)	97,450
Mortgage-backed securities	7,629,131	144,710	(6,633)	7,767,208
Total	$7,891,306	$154,720	$(6,884)	$8,039,142

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

As of December 31, 2021, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2021, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of December 31, 2021, the Company’s municipal securities represent 1.0% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of December 31, 2021, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position were as follows:

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$164,220	$(31)	$25,916	$(1)	$190,136	$(32)
Mortgage-backed securities	2	—	19,674	(170)	19,676	(170)
Total	$164,222	$(31)	$45,590	$(171)	$209,812	$(202)
Held to Maturity
States and political subdivisions	$6,216	$(60)	$1,454	$(54)	$7,670	$(114)
Collateralized mortgage obligations	8,166	(78)	—	—	8,166	(78)
Mortgage-backed securities	7,553,096	(141,652)	288,359	(5,330)	7,841,455	(146,982)
Total	$7,567,478	$(141,790)	$289,813	$(5,384)	$7,857,291	$(147,174)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$254,318	$(608)	$2,230	$(12)	$256,548	$(620)
Mortgage-backed securities	74	—	26,151	(546)	26,225	(546)
Total	$254,392	$(608)	$28,381	$(558)	$282,773	$(1,166)
Held to Maturity
States and political subdivisions	$2,746	$(32)	$—	$—	$2,746	$(32)
Collateralized mortgage obligations	26,141	(219)	—	—	26,141	(219)
Mortgage-backed securities	674,795	(6,283)	29,900	(350)	704,695	(6,633)
Total	$703,682	$(6,534)	$29,900	$(350)	$733,582	$(6,884)

At December 31, 2021 and 2020 there were 30 securities and 64 securities, respectively, in an unrealized loss position for 12 months or more.

The amortized cost and fair value of investment securities at December 31, 2021, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$14,595	$14,674	$—	$—
Due after one year through five years	69,726	73,589	—	—
Due after five years through ten years	31,344	33,196	—	—
Due after ten years	16,955	17,015	—	—
Subtotal	132,620	138,474	—	—
Mortgage-backed securities and collateralized mortgage obligations	12,171,349	12,112,739	512,642	514,932
Total	$12,303,969	$12,251,213	$512,642	$514,932

The Company recorded no gain or loss on sale of securities for the year ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the Company did not own any non-agency collateralized mortgage obligations.

At December 31, 2021 and 2020, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $6.97 billion and $6.11 billion and a fair value of $6.99 billion and $6.23 billion at December 31, 2021 and 2020, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is categorized by major type as follows:

	December 31,
	2021	2020
	(Dollars in thousands)
Residential mortgage loans held for sale	$7,274	$46,777

Commercial and industrial	2,711,820	3,674,200
Real estate:
Construction, land development and other land loans	2,299,715	1,956,960
1-4 family residential (including home equity)	5,661,434	4,710,761
Commercial real estate (including multi-family residential)	5,251,368	6,078,764
Farmland	442,343	410,931
Agriculture	177,995	170,421
Consumer and other	288,496	355,751
Total loans held for investment, excluding Warehouse Purchase Program	16,833,171	17,357,788
Warehouse Purchase Program	1,775,699	2,842,379
Total loans, including Warehouse Purchase Program	$18,616,144	$20,246,944

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

(iv) Construction, Land Development and Other Land Loans. The Company makes loans to finance the construction of residential and nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have variable interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities, with heightened analysis of construction and/or development costs. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, the Company may not be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Although the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, these procedures may not prevent losses from the risks described above.

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

Loan Maturities. The contractual maturity ranges of the Company’s loan portfolio, excluding loans held for sale of $7.3 million and Warehouse Purchase Program Loans of $1.78 billion, by type of loan and the amount of such loans with predetermined interest rates and variable rates in each maturity range as of December 31, 2021 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $13.0 million.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)
Commercial and industrial	$1,082,486	$1,120,737	$397,198	$117,895	$2,718,316
Real estate:
Construction, land development and other land loans	553,334	349,341	566,878	830,179	2,299,732
1-4 family residential (includes home equity)	28,704	129,720	2,160,200	3,333,136	5,651,760
Commercial (includes multi-family residential)	309,002	794,630	2,438,913	1,723,818	5,266,363
Agriculture (includes farmland)	137,589	82,541	228,215	172,694	621,039
Consumer and other	99,034	68,456	63,625	57,827	288,942
Total	$2,210,149	$2,545,425	$5,855,029	$6,235,549	$16,846,152
Loans with a predetermined interest rate	$701,296	$930,027	$3,477,742	$1,975,397	$7,084,462
Loans with a variable interest rate	1,508,853	1,615,398	2,377,287	4,260,152	9,761,690
Total	$2,210,149	$2,545,425	$5,855,029	$6,235,549	$16,846,152

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 78.5% and 73.2% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at December 31, 2021 and 2020, respectively.  As of December 31, 2021 and 2020, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of December 31, 2021 and 2020, loans outstanding to directors, officers and their affiliates totaled $6.5 million and $1.7 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	As of and for the year ended December 31,
	2021	2020
	(Dollars in thousands)
Beginning balance on January 1	$1,732	$4,152
New loans	5,761	813
Transfers	—	—
Repayments	(969)	(3,233)
Ending balance	$6,524	$1,732

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

An aging analysis of past due loans, segregated by category of loan, is presented below:

	December 31, 2021
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$4,572	$—	$4,572	$1,841	$2,293,302	$2,299,715
Warehouse Purchase Program loans	—	—	—	—	1,775,699	1,775,699
Agriculture and agriculture real estate (includes farmland)	995	—	995	546	618,797	620,338
1-4 family (includes home equity) (1)	12,963	19	12,982	11,348	5,644,378	5,668,708
Commercial real estate (includes multi-family residential)	5,773	118	5,891	7,159	5,238,318	5,251,368
Commercial and industrial	4,041	750	4,791	5,360	2,701,669	2,711,820
Consumer and other	450	—	450	15	288,031	288,496
Total	$28,794	$887	$29,681	$26,269	$18,560,194	$18,616,144

	December 31, 2020
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$14,820	$236	$15,056	$1,262	$1,940,642	$1,956,960
Warehouse Purchase Program loans	—	—	—	—	2,842,379	2,842,379
Agriculture and agriculture real estate (includes farmland)	538	—	538	1,344	579,470	581,352
1-4 family (includes home equity) (1)	7,527	36	7,563	15,999	4,733,976	4,757,538
Commercial real estate (includes multi-family residential)	17,039	1,409	18,448	10,906	6,049,410	6,078,764
Commercial and industrial	14,383	—	14,383	16,084	3,643,733	3,674,200
Consumer and other	380	18	398	1,590	353,763	355,751
Total	$54,687	$1,699	$56,386	$47,185	$20,143,373	$20,246,944

(1)	Includes $7.3 million and $46.8 million of residential mortgage loans held for sale at December 31, 2021 and December 31, 2020, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Nonaccrual loans (1)	$26,269 (2)	$47,185 (2)	$55,243 (2)	$13,147	$25,264
Accruing loans 90 or more days past due	887	1,699	441	4,004	1,004
Total nonperforming loans	27,156	48,884	55,684	17,151	26,268
Repossessed assets	310	93	323	—	35
Other real estate	622	10,593	6,936	1,805	11,152
Total nonperforming assets	$28,088	$59,570	$62,943	$18,956	$37,455
Nonperforming assets to total loans and other real estate	0.15%	0.29%	0.33%	0.18%	0.37%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.17%	0.34%	0.36%	0.18%	0.37%
Nonaccrual loans to total loans	0.14%	0.23%	0.29%	0.13%	0.25%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.16%	0.27%	0.32%	0.13%	0.25%

(1)	Includes troubled debt restructurings of $4.2 million, $11.3 million, $13.6 million, $51 thousand and $53 thousand for the years ended December 31, 2021, 2020, 2019, 2018 and 2017, respectively.
(2)	There were no nonperforming or troubled debt restructurings of Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $28.1 million in nonperforming assets at December 31, 2021 compared with $59.6 million at December 31, 2020 and $62.9 million at December 31, 2019. Nonperforming assets were 0.15% of total loans and other real estate at December 31, 2021 compared with 0.29% of total loans and other real estate at December 31, 2020 and 0.33% of total loans and other real estate at December 31, 2019. The nonperforming assets consisted of 157 separate credits or other real estate properties at December 31, 2021, compared with 208 at December 31, 2020 and 232 at December 31, 2019.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $6.5 million, $3.3 million and $2.9 million would have been recorded as income for the years ended December 31, 2021, 2020 and 2019, respectively. The Company had $26.3 million, $47.2 million and $55.2 million in nonaccrual loans at December 31, 2021, 2020 and 2019, respectively.

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

The following table presents loans by risk grade and category of loan and year of origination at December 31, 2021.

	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	138	—	—	138
Grade 3	1,014,564	526,500	303,616	83,226	24,421	31,575	108,535	2,047	2,094,484
Grade 4	51,952	78,367	21,428	10,024	3,536	4,911	10,055	—	180,273
Grade 5	5,650	-	11,928	—	71	—	1,170	—	18,819
Grade 6	787	2,580	—	—	—	520	—	—	3,887
Grade 7	1,841	—	—	—	—	—	—	—	1,841
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	128	—	145	—	—	—	273
Total	$1,074,794	$607,447	$337,100	$93,250	$28,173	$37,144	$119,760	$2,047	$2,299,715

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$1,969	$231	$16	$75	$135	$—	$8,501	$—	$10,927
Grade 2	117	—	—	—	333	1,214	25	—	1,689
Grade 3	178,609	80,802	54,295	37,470	23,987	89,856	89,533	86	554,638
Grade 4	14,951	6,076	2,889	3,881	1,608	9,700	4,733	—	43,838
Grade 5	725	1,559	567	83	—	605	1,718	—	5,257
Grade 6	—	771	34	58	—	514	—	907	2,284
Grade 7	—	213	33	2	—	277	21	—	546
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	925	—	—	—	234	—	—	1,159
Total	$196,371	$90,577	$57,834	$41,569	$26,063	$102,400	$104,531	$993	$620,338

1-4 Family (includes Home Equity) (1)
Grade 1	$—	$115	$—	$—	$—	$—	$—	$—	$115
Grade 2	242	264	86	171	122	5,002	—	—	5,887
Grade 3	2,042,344	1,297,177	580,181	406,770	294,127	788,986	107,865	1,205	5,518,655
Grade 4	15,201	12,649	17,054	19,186	20,995	35,810	1,290	57	122,242
Grade 5	244	304	305	146	470	2,941	—	—	4,410
Grade 6	—	17	59	5,023	—	779	—	—	5,878
Grade 7	304	727	1,319	1,818	2,691	4,458	—	—	11,317
Grade 8	—	—	—	—	—	31	—	—	31
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	173	—	—	173
Total	$2,058,335	$1,311,253	$599,004	$433,114	$318,405	$838,180	$109,155	$1,262	$5,668,708

	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	13,492	5,358	1,369	—	5,897	792	—	—	26,908
Grade 3	771,787	557,222	545,330	536,472	433,915	929,998	87,671	33	3,862,428
Grade 4	129,535	140,477	64,174	131,936	213,831	294,129	13,619	—	987,701
Grade 5	443	32,980	19,206	56,087	12,361	95,955	1,420	—	218,452
Grade 6	1,710	19,823	152	1,210	26,728	43,064	—	5,781	98,468
Grade 7	10	—	—	233	11	6,725	180	—	7,159
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	20,349	22,951	6,420	463	—	69	—	—	50,252
Total	$937,326	$778,811	$636,651	$726,401	$692,743	$1,370,732	$102,890	$5,814	$5,251,368

Commercial and Industrial
Grade 1	$171,332	$23,986	$1,768	$2,705	$521	$75	$24,803	$95	$225,285
Grade 2	2,173	516	60	338	665	2,009	5,465	—	11,226
Grade 3	425,677	165,105	169,564	116,176	51,342	123,710	1,039,935	2,932	2,094,441
Grade 4	51,095	30,780	42,879	42,545	5,909	15,030	102,712	743	291,693
Grade 5	8,792	5,025	4,372	193	748	37	16,276	—	35,443
Grade 6	12,606	1,976	132	279	32	—	7,197	343	22,565
Grade 7	973	148	174	3,185	55	230	595	—	5,360
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	459	158	334	9,232	9,504	75	6,045	—	25,807
Total	$673,107	$227,694	$219,283	$174,653	$68,776	$141,166	$1,203,028	$4,113	$2,711,820

Consumer and Other
Grade 1	$20,286	$6,414	$2,522	$1,569	$1,424	$337	$1,392	$—	$33,944
Grade 2	257	870	554	349	20,921	16	1,682	—	24,649
Grade 3	70,513	33,522	25,493	13,492	6,791	7,161	45,164	55	202,191
Grade 4	2,673	3,408	45	328	67	87	19,682	—	26,290
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	9	—	5	1	—	—	—	15
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	1,407	—	—	—	—	—	—	1,407
Total	$93,729	$45,630	$28,614	$15,743	$29,204	$7,601	$67,920	$55	$288,496

	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	1,775,699	—	—	—	—	—	—	—	1,775,699
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$1,775,699	$—	$—	$—	$—	$—	$—	$—	$1,775,699

Total
Grade 1	$193,587	$30,746	$4,306	$4,349	$2,080	$412	$34,696	$95	$270,271
Grade 2	16,281	7,008	2,069	858	27,938	9,171	7,172	—	70,497
Grade 3	6,279,193	2,660,328	1,678,479	1,193,606	834,583	1,971,286	1,478,703	6,358	16,102,536
Grade 4	265,407	271,757	148,469	207,900	245,946	359,667	152,091	800	1,652,037
Grade 5	15,854	39,868	36,378	56,509	13,650	99,538	20,584	—	282,381
Grade 6	15,103	25,167	377	6,570	26,760	44,877	7,197	7,031	133,082
Grade 7	3,128	1,097	1,526	5,243	2,758	11,690	796	—	26,238
Grade 8	—	—	—	—	—	31	—	—	31
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	20,808	25,441	6,882	9,695	9,649	551	6,045	—	79,071
Total	$6,809,361	$3,061,412	$1,878,486	$1,484,730	$1,163,364	$2,497,223	$1,707,284	$14,284	$18,616,144

(1)	Includes $7.3 million of residential mortgage loans held for sale at December 31, 2021.

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

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of December 31, 2021 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

The Company’s allowance for credit losses consists of two components: (1) a specific valuation allowance based on expected losses on specifically identified loans and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company.

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

In determining the amount of the general valuation allowance, management considers factors such as historical lifetime loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, and other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 326, “Financial Instruments – Credit Losses.” Historical lifetime loan loss experience is determined by utilizing an open-pool (“cumulative loss rate”) methodology. Adjustments to the historical lifetime loan loss experience are made for differences in current loan pool risk characteristics such as portfolio concentrations, delinquency, non-accrual, and watch list levels, as well as changes in current and forecasted economic conditions such as unemployment rates, property and collateral values, and other indices relating to economic activity. The utilization of reasonable and supportable forecasts includes an immediate reversion to lifetime historical loss rates. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

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

The allowance for credit losses is further determined by the size of the loan portfolio subject to the allowance methodology and environmental factors that include Company-specific risk indicators and general economic conditions, both of which are constantly changing. The Company evaluates the economic and portfolio-specific factors on a quarterly basis to determine a qualitative component of the general valuation allowance. The factors include current economic metrics, reasonable and supportable forecasted economic metrics, business conditions, delinquency trends, credit concentrations, nature and volume of the portfolio and other adjustments for items not covered by specific reserves and historical lifetime loss experience. Management’s assessment of qualitative factors is a statistically based approach to determine the loss rate adjustment associated with such factors. Based on the Company’s actual historical lifetime loan loss experience relative to economic and loan portfolio-specific factors at the time the losses occurred, management is able to identify the expected level of lifetime losses as of the date of measurement. The correlation of historical loss experience with current and forecasted economic conditions provides an estimate of lifetime losses that has not been previously factored into the general valuation allowance by the determination of specific reserves and lifetime historical losses. Additionally, the Company considers qualitative factors not easily quantified and the possibility of model imprecision.

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

PCD loans are individually monitored on a quarterly basis to assess for changes in expected cash flows subsequent to acquisition. If a deterioration in cash flows is identified, an increase to the specific reserve for that loan is made. PCD loans were recorded at their acquisition date fair values, which were based on expected cash flows and considers estimates of expected future credit losses. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses.

The following tables detail the activity in the allowance for credit losses on loans by category of loan for the years ended December 31, 2021, 2020 and 2019, respectively.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Balance January 1, 2021	$44,892	$7,824	$44,555	$87,857	$116,795	$14,145	$316,068
Provision for credit losses	13,729	(206)	12,190	5,424	(27,330)	(3,807)	—
Charge-offs	—	(51)	(129)	(18,408)	(10,735)	(4,053)	(33,376)
Recoveries	276	192	94	132	1,682	1,312	3,688
Net charge-offs	276	141	(35)	(18,276)	(9,053)	(2,741)	(29,688)
Balance December 31, 2021	$58,897	$7,759	$56,710	$75,005	$80,412	$7,597	$286,380

Allowance for credit losses on loans:
Beginning balance, prior to adoption of ASU 2016-13	$14,654	$2,971	$15,277	$12,332	$40,445	$1,790	$87,469
Impact of adoption ASU 2016-13	14,075	2,797	8,267	48,990	139,624	26,785	240,538
Provision for credit losses	16,513	2,031	23,301	27,756	(38,667)	(10,934)	20,000
Charge-offs	(654)	(62)	(2,674)	(1,302)	(26,011)	(4,867)	(35,570)
Recoveries	304	87	384	81	1,404	1,371	3,631
Net charge-offs	(350)	25	(2,290)	(1,221)	(24,607)	(3,496)	(31,939)
Balance December 31, 2020	$44,892	$7,824	$44,555	$87,857	$116,795	$14,145	$316,068

Allowance for credit losses on loans:
Balance January 1, 2019	$15,582	$3,693	$14,135	$11,220	$40,223	$1,587	$86,440
Provision for credit losses	(933)	(1,694)	1,161	1,363	1,106	3,297	4,300
Charge-offs	(63)	(358)	(47)	(255)	(3,073)	(4,061)	(7,857)
Recoveries	68	1,330	28	4	2,189	967	4,586
Net charge-offs	5	972	(19)	(251)	(884)	(3,094)	(3,271)
Balance December 31, 2019	$14,654	$2,971	$15,277	$12,332	$40,445	$1,790	$87,469

The allowance for credit losses on loans as of December 31, 2021 totaled $286.4 million or 1.54% of total loans, including acquired loans with discounts, a decrease of $29.7 million or 9.4% compared to the allowance for credit losses on loans totaling $316.1 million or 1.56% of total loans, including acquired loans with discounts, for December 31, 2020. Net charge-offs were $29.7 million for the year ended December 31, 2021. Net charge-offs for the year ended December 31, 2021 included $12.7 million related to resolved PCD loans and $10.8 million related to the partial charge-off of one commercial real estate loan obtained through acquisition. The PCD loans had specific reserves of $12.9 million, of which $9.9 million was allocated to the charge-offs and $3.0 million moved to the general reserve. Further, an additional $21.6 million of specific reserves on resolved PCD loans without any related charge-offs was released to the general reserve. Paycheck Protection Program (“PPP”) loans totaling $169.9 million as of December 31, 2021, are fully guaranteed by the SBA and do not carry an allowance.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of December 31, 2021 and 2020, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of December 31, 2021, the Company had $1.96 billion in commitments expected to fund.

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Under ASC Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications for identification as troubled debt restructurings. At December 31, 2021 and 2020, the Company had $4.2 million and $11.3 million, respectively, in outstanding troubled debt restructurings.

As of December 31, 2020, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications generally relate to extending the amortization periods of the loans, which includes loans modified during bankruptcy.

For the year ended December 31, 2021 and 2020, the Company did not add any new troubled debt restructurings. There were no charge-offs related to restructured loans for the year ended December 31, 2021 and 2020.

Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act of 2021 (“CAA”), banks may deem that loan modifications do not result in troubled debt restructurings if they are (1) related to a novel strain of coronavirus disease (“COVID-19”); (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the COVID-19 national emergency declaration by the President of the United States or (B) January 1, 2022. Additionally, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40 and federal banking agencies’ interagency guidance. These modifications include modifications such as principal and interest payment deferrals, temporary interest only payment terms, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The Company's troubled debt restructurings do not include loan modifications related to COVID-19. Beginning in mid-March of 2020, the Company began offering deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis. As of December 31, 2021, the Company had approximately $29.5 million in outstanding loans subject to deferral and modification agreements.

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

The following tables present fair values for assets measured at fair value on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$485,671	$—	$485,671
Mortgage-backed securities	—	29,261	—	29,261
Total available for sale securities	—	514,932	—	514,932

Derivative financial instruments:
Interest rate lock commitments	$—	$237	$—	$237
Forward mortgage-backed securities trades	—	18	—	18
Loan customer counterparty	—	4,124	—	4,124
Financial institution counterparty	—	—	—	—
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	18	—	18
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	4,124	—	4,124

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$612,334	$—	$612,334
Mortgage-backed securities	—	39,180	—	39,180
Total available for sale securities	—	651,514	—	651,514

Derivative financial instruments:
Loan customer counterparty	—	11,912	—	11,912
Financial institution counterparty	—	—	—	—
Liabilities:
Derivative financial instruments:
Loan customer counterparty	$—	$—	$—	$—
Financial institution counterparty	—	11,912	—	11,912

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale, and impaired loans. For the year ended December 31, 2021, the Company had additions to other real estate owned of $6.7 million, of which $622 thousand were outstanding as of December 31, 2021. For the year ended December 31, 2021, the Company had additions to impaired loans of $22.5 million, of which $9.4 million were outstanding as of December 31, 2021. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2021 and remained outstanding at December 31, 2021 were not significant.

The following tables summarize the carrying values and estimated fair values of certain financial instruments not recorded at fair value on a recurring basis:

	As of December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$2,547,739	$2,547,739	$—	$—	$2,547,739
Federal funds sold	241	241	—	—	241
Held to maturity securities	12,303,969	—	12,251,213	—	12,251,213
Loans held for sale	7,274	—	7,274	—	7,274
Loans held for investment, net of allowance	16,546,791	—	—	16,650,432	16,650,432
Loans held for investment - Warehouse Purchase Program	1,775,699	—	1,775,699	—	1,775,699
Other real estate owned	622	—	622	—	622
Liabilities
Deposits:
Noninterest-bearing	$10,750,034	$—	$10,750,034	$—	$10,750,034
Interest-bearing	20,021,728	—	20,023,909	—	20,023,909
Securities sold under repurchase agreements	448,099	—	448,095	—	448,095

	As of December 31, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,342,996	$1,342,996	$—	$—	$1,342,996
Federal funds sold	553	553	—	—	553
Held to maturity securities	7,891,306	—	8,039,142	—	8,039,142
Loans held for sale	46,777	—	46,777	—	46,777
Loans held for investment, net of allowance	17,041,720	—	—	17,118,745	17,118,745
Loans held for investment - Warehouse Purchase Program	2,842,379	—	2,842,379	—	2,842,379
Other real estate owned	10,593	—	10,593	—	10,593
Liabilities
Deposits:
Noninterest-bearing	$9,151,233	$—	$9,151,233	$—	$9,151,233
Interest-bearing	18,209,259	—	18,227,623	—	18,227,623
Other borrowings	—	—	—	—	—
Securities sold under repurchase agreements	389,583	—	389,595	—	389,595

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

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2021. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2021	2020
	(Dollars in thousands)
Land	$117,328	$117,213
Buildings	252,003	246,545
Furniture, fixtures and equipment	98,152	91,185
Construction in progress	5,559	6,671
Total	473,042	461,614
Less accumulated depreciation	(153,243)	(138,042)
Premises and equipment, net	$319,799	$323,572

Depreciation expense was $18.1 million, $18.2 million and $13.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

8. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $250,000 or more. These certificates and their remaining maturities at December 31, 2021 were as follows (dollars in thousands):

Three months or less	$292,900	23.8%
Over three through six months	302,351	24.6
Over six through 12 months	436,677	35.6
Over 12 months	196,807	16.0
Total	$1,228,735	100.0%

As of December 31, 2021, the Company had no deposits classified as brokered deposits for regulatory purposes, and there are no major concentrations of deposits with any one depositor.

9. OTHER BORROWINGS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2021, the Company had total funds of $13.59 billion available under this line. At December 31, 2021, the Company had no FHLB advances and long-term notes payable.

Securities sold under repurchase agreements with Company customers—At December 31, 2021, the Company had $448.1 million in securities sold under repurchase agreements compared with $389.6 million at December 31, 2020, an increase of $58.5 million or 15.0%, with weighted average rates paid of 0.17% and 0.44% for the years ended December 31, 2021 and 2020, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $5.4 million of repurchase agreements outstanding at December 31, 2021 have maturity dates ranging from 6 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Subordinated notes—On November 30, 2020, the Company redeemed the $125.0 million in subordinated notes assumed in the Merger. The redemption was funded by dividends from Prosperity Bank.  Accordingly, as of December 31, 2021 and 2020, the Company had no subordinated notes outstanding.

10. INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Current	$117,528	$91,314	$113,073
Deferred	22,829	24,816	(26,417)
Total	$140,357	$116,130	$86,656

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 21% for 2021, 2020 and 2019 to income before income taxes as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Taxes calculated at statutory rate	$138,527	$135,457	$88,055
Increase (decrease) resulting from:
Excess FMV on restricted stock vesting	84	52	(126)
Certain compensation >$1 million	1,136	615	628
Nondeductible compensation	945	873	357
Tax-exempt interest	(1,961)	(2,455)	(2,851)
Qualified School Construction Bond credit	(1,369)	(1,453)	(1,534)
Nontaxable death benefits	(192)	(286)	(464)
BOLI income	(1,098)	(1,208)	(1,140)
State tax, net	2,399	2,230	1,629
Other, net	1,886	2,450	2,102
Net operating loss carryback	—	(20,145)	—
Total	$140,357	$116,130	$86,656

Year-end deferred taxes are presented in the table below. Deferred taxes as of December 31, 2021 and 2020 are based on the U.S. statutory federal corporate income tax rate of 21%.

	December 31,
	2021	2020
	(Dollars in thousands)
Deferred tax assets:
Loan purchase discounts	$2,726	$11,298
Allowance for credit losses	60,139	66,374
Accrued liabilities	3,216	3,759
Restricted stock	4,404	6,964
CECL unfunded loans	6,289	6,289
Deferred compensation	2,239	2,317
Certificates of Deposit	116	360
Net operating losses	—	2
Securities	81	—
Other	13	13
Total deferred tax assets	79,223	97,376
Deferred tax liabilities:
Goodwill and core deposit intangibles	(36,998)	(37,057)
Bank premises and equipment	(9,370)	(9,968)
Securities	—	(36)
Unrealized gain on available for sale securities	(481)	(204)
Prepaid expenses	(1,500)	(1,216)
Deferred loan fees and costs	(8,299)	(3,211)
Investments in partnerships	(1,377)	(1,381)
Total deferred tax liabilities	(58,025)	(53,073)
Net deferred tax assets	$21,198	$44,303

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2021.

Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no tax positions at December 31, 2021 or December 31, 2020 that did not meet the more-likely-than not recognition threshold. ASC Topic 740 “Income Taxes” also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2021, and 2020, the Company has not accrued any interest and penalties related to unrecognized tax benefits. The Company has identified its federal tax return and its state tax returns in Texas, Oklahoma, Colorado, New Mexico and New York as “major” tax jurisdictions, as defined. The Bank has identified its state returns in Arkansas, Florida, Idaho and Georgia as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal return are the 2018 through 2021 tax years. The Company has assumed net operating loss carryforwards, “acquired NOLs”, through its previous acquisitions. The tax periods of the acquired entities from which these acquired NOLs originated are considered open years for purposes of adjusting the amount of the acquired NOLs used in the Company’s open years. As of December 31, 2021, the Company has fully utilized all acquired NOLs.

The CARES Act. The CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic, permits a five-year carryback period for NOLs, which allowed the Company to generate an anticipated tax refund and income tax benefit resulting from the tax rate differential between the statutory tax rate of 21% in 2020 and the 35% statutory tax rate in prior years during the carryback period. Due to the NOL generated in 2019 by LegacyTexas, the Company recorded a current income tax benefit for the year ended December 31, 2020, which was used to offset taxable income generated between 2014 and 2017 that was taxed at 35%, resulting in a tax benefit of $20.1 million. The $20.1 million benefit is included in the provision for income taxes in the accompanying condensed consolidated statements of income. This caused a reduction in the effective tax rate during the year ended December 31, 2020. As a result of the NOL carryback, there was a reduction in the Company’s deferred tax assets of $ 30.2 million during the year ended December 31, 2020.

11. STOCK INCENTIVE PROGRAMS

At December 31, 2021, the Company had two stock-based employee compensation plans with awards outstanding. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The Company recognized stock-based compensation expense of $12.6 million, $12.6 million and $10.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. There was approximately $1.4 million, $2.0 million and $1.7 million of income tax benefit recorded for the stock-based compensation expense for the same periods, respectively.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by the Company’s shareholders at the annual meeting of shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of December 31, 2021, 15,576 shares of common stock have been issued pursuant to vested awards and 392,980 shares of unvested restricted stock have been granted under the 2020 Plan.

On February 22, 2012, Bancshares’ Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders on April 17, 2012. The 2012 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of December 31, 2021, a total of 738,014 shares of common stock had been issued pursuant to vested awards and 104,611 shares of unvested restricted stock had been granted under the 2012 Plan prior to the adoption of the 2020 Plan by the Company’s shareholders. The Company does not plan to make any further awards pursuant to the 2012 Plan.

Restricted Stock

The Company has granted shares of restricted stock pursuant to the 2012 Plan and 2020 Plan. These shares of restricted stock generally vest over a period of one to five years. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period. Compensation expense related to restricted stock was $12.6 million, $12.6 million and $10.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

A summary of the status of nonvested shares of restricted stock as of December 31, 2021, and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, December 31, 2020	514	$71.88
Share awards granted	399	70.59
Unvested share awards forfeited	(32)	70.77
Share awards vested	(383)	72.72
Nonvested share awards outstanding, December 31, 2021	498	$70.64

The total fair value of restricted stock awards that fully vested during the year ended December 31, 2021 was $26.6 million.

As of December 31, 2021, there was $20.1 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.43 years.

12. OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense totals are more fully detailed in the following tables. Any components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented, as well as amounts the Company elected to present, are stated separately.

	Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Other noninterest income
Banking related service fees	$7,132	$6,525	$5,973
Bank Owned Life Insurance (BOLI)	5,228	5,754	5,426
Rental income	1,399	1,348	1,412
Other	14,528	15,161	13,604
Total	$28,287	$28,788	$26,415
Other noninterest expense
Advertising	$3,179	$3,486	$3,207
Losses	3,066	3,251	1,576
Printing and supplies	2,563	3,075	2,354
Professional and legal fees	9,515	9,034	5,577
Property taxes	9,257	9,343	8,179
Travel and development	5,243	5,317	5,314
Other	12,865	17,171	11,506
Total	$45,688	$50,677	$37,713

13. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Code and excluding catch-up contributions. Such matching contributions were approximately $7.2 million, $7.4 million and $5.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

14. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The Company’s off-balance sheet transactions and leases as of December 31, 2021 are summarized below.

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of December 31, 2021 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$95,022	$5,664	$1,864	$—	$102,550
Unused capacity on Warehouse Purchase Program loans	1,313,870	—	—	—	1,313,870
Commitments to extend credit	1,585,510	1,203,831	154,991	1,406,206	4,350,538
Total	$2,994,402	$1,209,495	$156,855	$1,406,206	$5,766,958

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

At December 31, 2021, $486.0 million of commitments to extend credit and standby letters of credit have fixed rates ranging from 0% to 21.0%.

The Company evaluates customer creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt through a charge to provision for credit losses on the Company’s consolidated statement of income. At December 31, 2021 and 2020, this allowance for credit losses on off-balance sheet lending-related commitments and guarantees on credit card debt totaled $29.9 million.

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 17 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income for the year ended December 31, 2021 and 2020 was $3.1 million and $660 thousand, respectively. As of December 31, 2021, operating lease ROU assets and lease liabilities were approximately $49.4 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of December 31, 2021, the weighted average remaining lease terms of the Company’s operating leases were 6.0 years. The weighted average discount rate used to determine the lease liabilities as of December 31, 2021 for the Company’s operating leases was 2.16%. Cash paid for the Company’s operating leases for the year ended December 31, 2021 and 2020 was $12.2 million and $14.3 million, respectively. During the year ended December 31, 2021, the Company obtained $1.5 million in ROU assets in exchange for lease liabilities for 6 operating leases.

The Company’s future undiscounted cash payments associated with its operating leases as of December 31, 2021 are summarized below (dollars in thousands).

2022	$11,228
2023	10,377
2024	9,099
2025	8,547
2026	7,526
Thereafter	11,067
Total undiscounted lease payments	$57,844

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all operating lease obligations aggregated approximately $11.6 million for the year ended December 31, 2021, $13.7 million for the year ended December 31, 2020 and $7.2 million for the year ended December 31, 2019.

Litigation—The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. After consultations with legal counsel, the Company and the Bank believe that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

15. OTHER COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2021			2020			2019
	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income:
Securities available for sale:
Change in unrealized gain during the period	$1,316	$(276)	$1,040	$212	$(45)	$167	$370	$(78)	$292
Total securities available for sale	1,316	(276)	1,040	212	(45)	167	370	(78)	292
Total other comprehensive income	$1,316	$(276)	$1,040	$212	$(45)	$167	$370	$(78)	$292

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2021	$769	$769
Other comprehensive income	1,040	1,040
Balance at December 31, 2021	$1,809	$1,809
Balance at January 1, 2020	$602	$602
Other comprehensive income	167	167
Balance at December 31, 2020	$769	$769
Balance at January 1, 2019	$310	$310
Other comprehensive income	292	292
Balance at December 31, 2019	$602	$602

16. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2021 and 2020.

	December 31, 2021			December 31, 2020
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$8,411	$237	$—	$—	$—	$—
Forward mortgage-backed securities trades	22,250	18	18	—	—	—
Commercial loan interest rate swaps and caps:
Loan customer counterparty	198,683	4,124	—	224,684	11,912	—
Financial institution counterparty	198,683	—	4,124	224,684	—	11,912

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at December 31, 2021 and 2020 are presented in the following table.

	Weighted-Average Interest Rate
	December 31, 2021		December 31, 2020
	Received	Paid	Received	Paid
Loan customer counterparty	2.64%	0.80%	2.83%	0.79%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $4.1 million and $11.9 million at December 31, 2021 and 2020, respectively.  This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was zero at December 31, 2021.  A credit support annex is in place and allows the Company to call collateral from upstream financial institution counter-parties.  Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values.  The Company’s cash collateral pledged for interest rate swaps was $4.3 million and $13.8 million at December 31, 2021 and 2020, respectively.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in net gain on sale of mortgage loans.  These gains and losses were not attributable to instrument-specific credit risk.   For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations.  Income (loss) for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
Derivatives not designated as hedging instruments	2021	2020	2019
Interest rate lock commitments	$237	$(305)	$(154)
Forward mortgage-backed securities trades	181	(2,398)	(1,210)

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

In response to the COVID-19 pandemic, in March 2020 the joint federal bank regulatory agencies issued an interim final rule that allows banking organizations that implement CECL in 2020 to mitigate the effects of the CECL accounting standard in their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. The Company adopted the option provided by the interim final rule, which delayed the effects of CECL on its regulatory capital through 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period include both the initial impact of the Company’s adoption of CECL at January 1, 2020 and 25% of subsequent changes in the Company’s allowance for credit losses during each quarter of the two-year period ending December 31, 2021. Beginning on January 1, 2022, the cumulative amount of the transition adjustments will be phased in over a three-year transition period, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024.

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios of CET1, Tier 1 and Total capital to risk weighted assets, and of Tier 1 capital to adjusted quarterly average assets as defined in the regulations. As of December 31, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject.

Since being fully phased in on January 1, 2019, the Basel III Capital Rules require the Company to maintain a capital conservation buffer, composed entirely of CET1, of 2.5%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.5% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements ( known as the “leverage ratio”) of 4.0%.

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

As of December 31, 2021, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification which management believes have changed the Bank’s category. To be categorized as well capitalized the Bank must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios as set forth in the table below.

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2021 and 2020:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2021
CET1 Capital (to Risk Weighted Assets)	$3,249,915	15.10%	$968,788	4.50%	$1,507,004	7.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	3,249,915	15.10	1,291,718	6.00	1,829,933	8.50	N/A	N/A
Total Capital (to Risk Weighted Assets)	3,325,703	15.45	1,722,290	8.00	2,260,506	10.50	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	3,249,915	9.62	1,351,272	4.00	1,351,272	4.00	N/A	N/A
As of December 31, 2020
CET1 Capital (to Risk Weighted Assets)	$2,945,102	13.74%	$964,429	4.50%	$1,500,222	7.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	2,945,102	13.74	1,285,905	6.00	1,821,698	8.50	N/A	N/A
Total Capital (to Risk Weighted Assets)	3,050,578	14.23	1,714,540	8.00	2,250,333	10.50	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	2,945,102	9.67	1,218,871	4.00	1,218,871	4.00	N/A	N/A
BANK ONLY:
As of December 31, 2021
CET1 Capital (to Risk Weighted Assets)	$3,235,504	15.03%	$968,411	4.50%	$1,506,418	7.00%	$1,398,816	6.50%
Tier 1 Capital (to Risk Weighted Assets)	3,235,504	15.03	1,291,215	6.00	1,829,222	8.50	1,721,620	8.00
Total Capital (to Risk Weighted Assets)	3,311,292	15.39	1,721,620	8.00	2,259,627	10.50	2,152,025	10.00
Tier 1 Capital (to Average Tangible Assets)	3,235,504	9.58	1,350,820	4.00	1,350,820	4.00	1,688,525	5.00
As of December 31, 2020
CET1 Capital (to Risk Weighted Assets)	$2,923,345	13.64%	$964,123	4.50%	$1,499,747	7.00%	$1,392,622	6.50%
Tier 1 Capital (to Risk Weighted Assets)	2,923,345	13.64	1,285,497	6.00	1,821,121	8.50	1,713,996	8.00
Total Capital (to Risk Weighted Assets)	3,028,821	14.14	1,713,996	8.00	2,249,620	10.50	2,142,495	10.00
Tier 1 Capital (to Average Tangible Assets)	2,923,345	9.58	1,220,705	4.00	1,220,705	4.00	1,525,882	5.00

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends declared to be paid by Bancshares during the years ended December 31, 2021, 2020 and 2019 were $184.3 million, $173.8 million and $128.9 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2021, 2020 and 2019 were $229.1 million, $351.2 million and $551.7 million, respectively.

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2021	2020
	(Dollars in thousands)
ASSETS
Cash	$3,548	$7,246
Investment in subsidiary	6,408,843	6,104,929
Goodwill	3,982	3,982
Other assets	10,863	14,512
TOTAL	$6,427,236	$6,130,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$—	$—
Subordinated notes	—	—
Total liabilities	—	—
SHAREHOLDERS’ EQUITY:
Common stock	92,170	92,571
Capital surplus	3,595,024	3,634,140
Retained earnings	2,738,233	2,403,189
Unrealized gain on available for sale securities, net of tax	1,809	769
Total shareholders’ equity	6,427,236	6,130,669
TOTAL	$6,427,236	$6,130,669

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiary	$229,088	$351,213	$551,730
Other income	14	22	31
Total income	229,102	351,235	551,761
OPERATING EXPENSE:
Subordinated notes and trust preferred interest expense	—	5,498	1,075
Stock based compensation expense (includes restricted stock)	12,572	12,607	10,606
Merger related expenses	—	—	5,234
Other expenses	1,993	1,495	2,113
Total operating expense	14,565	19,600	19,028
INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	214,537	331,635	532,733
FEDERAL INCOME TAX BENEFIT	1,886	7,202	2,856
INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	216,423	338,837	535,589
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	302,874	190,067	(203,037)
NET INCOME	$519,297	$528,904	$332,552

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Net income	$519,297	$528,904	$332,552
Other comprehensive income, before tax:
Securities available for sale:
Change in unrealized gains during the period	1,316	212	370
Total other comprehensive income	1,316	212	370
Deferred tax expense related to other comprehensive income	(276)	(45)	(78)
Other comprehensive income, net of tax	1,040	167	292
Comprehensive income	$520,337	$529,071	$332,844

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$519,297	$528,904	$332,552
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(302,874)	(190,067)	203,037
Stock based compensation expense (includes restricted stock)	12,572	12,607	10,606
Decrease (increase) in other assets	3,649	(1,667)	2,078
(Decrease) increase in accrued interest payable and other liabilities	—	(1,987)	2,532
Net cash provided by operating activities	232,644	347,790	550,805
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	—	—	(240,439)
Net cash used in investing activities	—	—	(240,439)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of junior subordinated debentures	—	(125,000)	(15,613)
Repurchase of common stock	(52,089)	(115,161)	(94,484)
Payments of cash dividends	(184,253)	(173,823)	(128,900)
Net cash used in financing activities	(236,342)	(413,984)	(238,997)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,698)	(66,194)	71,369
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,246	73,440	2,071
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,548	$7,246	$73,440