Form 10-Q
period 2022-03-31
PROSPERITY BANCSHARES INC
filed 2022-05-05
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

As of May 2, 2022, there were 92,182,280 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

8

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$1,560,321	$2,547,739
Federal funds sold	274	241
Total cash and cash equivalents	1,560,595	2,547,980
Available for sale securities, at fair value	461,392	514,932
Held to maturity securities, at cost (fair value of $13,629,166 and $12,251,213, respectively)	14,336,735	12,303,969
Total securities	14,798,127	12,818,901
Loans held for sale	2,810	7,274
Loans held for investment	16,720,173	16,833,171
Loans held for investment - Warehouse Purchase Program	1,344,541	1,775,699
Total loans	18,067,524	18,616,144
Less: allowance for credit losses on loans	(285,163)	(286,380)
Loans, net	17,782,361	18,329,764
Accrued interest receivable	69,544	66,030
Goodwill	3,231,636	3,231,636
Core deposit intangibles, net	59,064	61,684
Bank premises and equipment, net	336,075	319,799
Other real estate owned	1,705	622
Bank owned life insurance (BOLI)	328,211	327,149
Federal Home Loan Bank of Dallas stock	8,901	8,901
Other assets	94,967	121,504
TOTAL ASSETS	$38,271,186	$37,833,970
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$10,776,652	$10,750,034
Interest-bearing	20,291,658	20,021,728
Total deposits	31,068,310	30,771,762
Fed funds purchased and other borrowings	—	—
Securities sold under repurchase agreements	440,891	448,099
Accrued interest payable	1,088	1,261
Allowance for credit losses on off-balance sheet credit exposures	29,947	29,947
Other liabilities	226,526	155,665
Total liabilities	31,766,762	31,406,734
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 92,159,730 shares issued and outstanding at March 31, 2022; 92,170,480 shares issued and outstanding at December 31, 2021	92,160	92,171
Capital surplus	3,597,957	3,595,023
Retained earnings	2,812,636	2,738,233
Accumulated other comprehensive income —net unrealized gain on available for sale securities, net of tax expense of $444 and $481, respectively	1,671	1,809
Total shareholders’ equity	6,504,424	6,427,236
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,271,186	$37,833,970

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$193,025	$233,075
Securities	55,011	38,677
Federal funds sold and other earning assets	847	351
Total interest income	248,883	272,103
INTEREST EXPENSE:
Deposits	8,754	17,362
Securities sold under repurchase agreements	185	159
Total interest expense	8,939	17,521
NET INTEREST INCOME	239,944	254,582
PROVISION FOR CREDIT LOSSES	—	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	239,944	254,582
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,124	6,687
Credit card, debit card and ATM card income	8,179	8,031
Service charges on deposit accounts	6,211	5,978
Trust income	2,703	2,837
Mortgage income	455	3,307
Brokerage income	892	711
Net gain (loss) on sale or write down of assets	689	(79)
Other	7,869	6,536
Total noninterest income	35,122	34,008
NONINTEREST EXPENSE:
Salaries and employee benefits	79,411	80,037
Net occupancy and equipment	7,848	7,833
Credit and debit card, data processing and software amortization	8,849	8,233
Regulatory assessments and FDIC insurance	2,850	2,670
Core deposit intangibles amortization	2,620	2,931
Depreciation	4,547	4,540
Communications	2,919	2,899
Net other real estate income	(407)	(643)
Other	11,213	10,576
Total noninterest expense	119,850	119,076
INCOME BEFORE INCOME TAXES	155,216	169,514
PROVISION FOR INCOME TAXES	32,890	36,205
NET INCOME	$122,326	$133,309
EARNINGS PER SHARE:
Basic	$1.33	$1.44
Diluted	$1.33	$1.44

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
	(Dollars in thousands)
Net income	$122,326	$133,309
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized losses during the period	(175)	(4)
Total other comprehensive loss	(175)	(4)
Deferred tax benefit related to other comprehensive loss	37	1
Other comprehensive loss, net of tax	(138)	(3)
Comprehensive income	$122,188	$133,306

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2020	92,570,789	$92,571	$3,634,140	$2,403,189	$769	$6,130,669
Net income				133,309		133,309
Other comprehensive loss					(3)	(3)
Common stock issued in connection with the issuance of restricted stock awards, net	357,750	358	(358)			—
Stock based compensation expense			3,406			3,406
Cash dividends declared, $0.49 per share				(45,535)		(45,535)
BALANCE AT MARCH 31, 2021	92,928,539	$92,929	$3,637,188	$2,490,963	$766	$6,221,846

BALANCE AT DECEMBER 31, 2021	92,170,480	$92,171	$3,595,023	$2,738,233	$1,809	$6,427,236
Net income				122,326		122,326
Other comprehensive loss					(138)	(138)
Common stock issued in connection with the issuance of restricted stock awards, net	(10,750)	(11)	11			—
Stock based compensation expense			2,923			2,923
Cash dividends declared, $0.52 per share				(47,923)		(47,923)
BALANCE AT MARCH 31, 2022	92,159,730	$92,160	$3,597,957	$2,812,636	$1,671	$6,504,424

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$122,326	$133,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	7,167	7,471
Provision for credit losses	—	—
Net amortization of premium on investments	12,857	12,844
Net gain on sale of other real estate and repossessed assets	(621)	(887)
Net (gain) loss on sale or write down of premises and equipment	(689)	79
Net accretion of discount on loans	(5,195)	(16,341)
Net amortization of premium on deposits	(100)	(507)
Net gain on sale of loans	(387)	(3,029)
Proceeds from sale of loans held for sale	20,076	110,602
Originations of loans held for sale	(15,225)	(82,777)
Stock based compensation expense	2,923	3,406
Decrease in accrued interest receivable and other assets	24,688	50,582
Increase in accrued interest payable and other liabilities	67,862	15,995
Net cash provided by operating activities	235,682	230,747

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	587,597	697,733
Purchase of held to maturity securities	(2,633,276)	(2,268,954)
Proceeds from maturities and principal paydowns of available for sale securities	1,553,419	313,192
Purchase of available for sale securities	(1,499,998)	(300,000)
Originations of Warehouse Purchase Program loans	(5,967,528)	(10,595,636)
Proceeds from pay-offs of Warehouse Purchase Program loans	6,398,686	11,165,626
Net decrease in loans held for investment	115,339	20,125
Purchase of bank premises and equipment	(23,289)	(8,020)
Proceeds from sale of bank premises, equipment and other real estate	3,894	10,968
Proceeds from insurance claims	572	1,783
Net cash used in investing activities	(1,464,584)	(963,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	26,618	669,212
Net increase in interest-bearing deposits	270,030	733,908
Net increase in securities sold under repurchase agreements	(7,208)	(12,477)
Payments of cash dividends	(47,923)	(45,535)
Net cash provided by financing activities	241,517	1,345,108

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(987,385)	612,672
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,547,980	1,343,549
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,560,595	$1,956,221

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$1,614	$281

SUPPLEMENTAL INFORMATION:
Income taxes paid	$—	$—
Interest paid	9,112	18,598

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2022		2021
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$122,326		$133,309
Basic:
Weighted average shares outstanding	92,161	$1.33	92,854	$1.44
Diluted:
Weighted average shares outstanding	92,161	$1.33	92,854	$1.44

There were no stock options outstanding at March 31, 2022 or exercisable during the three months ended March 31, 2022 or 2021 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of an existing loan. Additionally, ASU 2022-02 requires entities disclose current-period gross charge-offs by year of origination. ASU 2022-02 will be effective for the Company on January 1, 2023 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2020-04, "Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting – ASC Topic 848". ASU 2020-04 became effective for the Company on January 1, 2022, which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. Prior to the end of 2021, the Company began transitioning away from LIBOR to Secured Overnight Financing Rate (“SOFR”) or other alternative variable rate indexes for its interest-rate swaps and loans historically using LIBOR as an index. As of March 31, 2022 and December 31, 2021, LIBOR was used as an index rate for the Company’s interest-rate swaps and approximately 6.7% and 11.4% of the Company’s loan portfolio, respectively. ASU 2020-04 became effective for the Company on January 1, 2022 and did not have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$432,627	$1,721	$(26)	$434,322
Mortgage-backed securities	26,650	453	(33)	27,070
Total	$459,277	$2,174	$(59)	$461,392
Held to Maturity
States and political subdivisions	$124,379	$3,022	$(1,736)	$125,665
Corporate debt securities	12,000	—	—	12,000
Collateralized mortgage obligations	231,661	1	(3,801)	227,861
Mortgage-backed securities	13,968,695	9,315	(714,370)	13,263,640
Total	$14,336,735	$12,338	$(719,907)	$13,629,166

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$483,761	$1,942	$(32)	$485,671
Mortgage-backed securities	28,881	550	(170)	29,261
Total	$512,642	$2,492	$(202)	$514,932
Held to Maturity
States and political subdivisions	$132,620	$5,968	$(114)	$138,474
Collateralized mortgage obligations	39,675	483	(78)	40,080
Mortgage-backed securities	12,131,674	87,967	(146,982)	12,072,659
Total	$12,303,969	$94,418	$(147,174)	$12,251,213

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

As of March 31, 2022, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2022, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of March 31, 2022, the Company’s municipal securities represent 0.8% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of March 31, 2022, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	March 31, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$82,900	$(3)	$41,441	$(23)	$124,341	$(26)
Mortgage-backed securities	11,153	(33)	—	—	11,153	(33)
Total	$94,053	$(36)	$41,441	$(23)	$135,494	$(59)
Held to Maturity
States and political subdivisions	$45,919	$(1,538)	$2,510	$(198)	$48,429	$(1,736)
Collateralized mortgage obligations	227,768	(3,801)	—	—	227,768	(3,801)
Mortgage-backed securities	9,927,001	(499,216)	2,210,927	(215,154)	12,137,928	(714,370)
Total	$10,200,688	$(504,555)	$2,213,437	$(215,352)	$12,414,125	$(719,907)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$164,220	$(31)	$25,916	$(1)	$190,136	$(32)
Mortgage-backed securities	2	—	19,674	(170)	19,676	(170)
Total	$164,222	$(31)	$45,590	$(171)	$209,812	$(202)
Held to Maturity
States and political subdivisions	$6,216	$(60)	$1,454	$(54)	$7,670	$(114)
Collateralized mortgage obligations	8,166	(78)	—	—	8,166	(78)
Mortgage-backed securities	7,553,096	(141,652)	288,359	(5,330)	7,841,455	(146,982)
Total	$7,567,478	$(141,790)	$289,813	$(5,384)	$7,857,291	$(147,174)

At March 31, 2022 and December 31, 2021, there were 37 securities and 30 securities, respectively, in an unrealized loss position for 12 months or more.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The amortized cost and fair value of investment securities at March 31, 2022, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$14,022	$14,089	$—	$—
Due after one year through five years	65,918	68,170	—	—
Due after five years through ten years	30,854	30,702	—	—
Due after ten years	25,585	24,704	—	—
Subtotal	136,379	137,665	—	—
Mortgage-backed securities and collateralized mortgage obligations	14,200,356	13,491,501	459,277	461,392
Total	$14,336,735	$13,629,166	$459,277	$461,392

The Company recorded no gain or loss on the sale of securities for the three months ended March 31, 2022 and 2021. As of March 31, 2022, the Company did not own any non-agency collateralized mortgage obligations.

At March 31, 2022 and December 31, 2021, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $8.01 billion and $6.97 billion and a fair value of $7.65 billion and $6.99 billion at March 31, 2022 and December 31, 2021, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Residential mortgage loans held for sale	$2,810	$7,274

Commercial and industrial	2,539,990	2,711,820
Real estate:
Construction, land development and other land loans	2,327,837	2,299,715
1-4 family residential (includes home equity)	5,837,940	5,661,434
Commercial real estate (includes multi-family residential)	5,150,555	5,251,368
Farmland	441,446	442,343
Agriculture	175,972	177,995
Consumer and other	246,433	288,496
Total loans held for investment, excluding Warehouse Purchase Program	16,720,173	16,833,171
Warehouse Purchase Program	1,344,541	1,775,699
Total loans, including Warehouse Purchase Program	$18,067,524	$18,616,144

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 79.6% and 78.5% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Related Party Loans. As of March 31, 2022 and December 31, 2021, loans outstanding to directors, officers and their affiliates totaled $3.6 million and $6.5 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the three months ended March 31, 2022	As of and for the year ended December 31, 2021
	(Dollars in thousands)
Beginning balance on January 1	$6,524	$1,732
New loans	50	5,761
Repayments	(2,944)	(969)
Ending balance	$3,630	$6,524

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

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases; unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write downs or appropriate additions to the allowance for credit losses.

An aging analysis of past due loans, segregated by category of loan, is presented below:

	March 31, 2022
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$14,472	$45	$14,517	$311	$2,313,009	$2,327,837
Warehouse Purchase Program loans	—	—	—	—	1,344,541	1,344,541
Agriculture and agriculture real estate (includes farmland)	2,070	933	3,003	469	613,946	617,418
1-4 family (includes home equity) (1)	14,661	17	14,678	11,583	5,814,489	5,840,750
Commercial real estate (includes multi-family residential)	8,103	—	8,103	7,685	5,134,767	5,150,555
Commercial and industrial	12,806	2,700	15,506	1,702	2,522,782	2,539,990
Consumer and other	225	—	225	15	246,193	246,433
Total	$52,337	$3,695	$56,032	$21,765	$17,989,727	$18,067,524

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

	December 31, 2021
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$4,572	$—	$4,572	$1,841	$2,293,302	$2,299,715
Warehouse Purchase Program loans	—	—	—	—	1,775,699	1,775,699
Agriculture and agriculture real estate (includes farmland)	995	—	995	546	618,797	620,338
1-4 family (includes home equity) (1)	12,963	19	12,982	11,348	5,644,378	5,668,708
Commercial real estate (includes multi-family residential)	5,773	118	5,891	7,159	5,238,318	5,251,368
Commercial and industrial	4,041	750	4,791	5,360	2,701,669	2,711,820
Consumer and other	450	—	450	15	288,031	288,496
Total	$28,794	$887	$29,681	$26,269	$18,560,194	$18,616,144

(1)	Includes $2.8 million and $7.3 million of residential mortgage loans held for sale at March 31, 2022 and December 31, 2021, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Nonaccrual loans (1) (2)	$21,765	$26,269
Accruing loans 90 or more days past due	3,695	887
Total nonperforming loans	25,460	27,156
Repossessed assets	19	310
Other real estate	1,705	622
Total nonperforming assets	$27,184	$28,088

Nonperforming assets to total loans and other real estate	0.15%	0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.16%	0.17%
Nonaccrual loans to total loans	0.12%	0.14%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.13%	0.16%

(1)	Includes troubled debt restructurings of $1.1 million and $4.2 million as of March 31, 2022 and December 31, 2021, respectively.
(2)	There were no nonperforming or troubled debt restructurings of Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $27.2 million in nonperforming assets at March 31, 2022 compared with $28.1 million at December 31, 2021. Nonperforming assets were 0.15% of total loans and other real estate at March 31, 2022 and at December 31, 2021.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.2 million and $982 thousand would have been recorded as income for the three months ended March 31, 2022 and 2021, respectively. The Company had $21.8 million in nonaccrual loans at March 31, 2022 compared with $43.0 million at March 31, 2021.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

PCD Loans.  The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
PCD loans:
Outstanding balance	$72,992	$83,909
Discount	(4,317)	(4,838)
Recorded investment	$68,675	$79,071

Changes in the accretable yield for acquired PCD loans for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$4,838	$14,216
Accretion charge-offs	—	(32)
Accretion	(521)	(3,027)
Balance at March 31,	$4,317	$11,157

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired.  The PCD discount reflected above as of March 31, 2022, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$1,868,511	$2,094,039
Discount	(3,469)	(8,143)
Recorded investment	$1,865,042	$2,085,896

Changes in the discount accretion for Non-PCD loans for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$8,143	$39,587
Accretion charge-offs	—	11
Accretion	(4,674)	(13,313)
Balance at March 31,	$3,469	$26,285

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

(UNAUDITED)

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The following tables present loans by risk grade, by category of loan and year of origination/renewal at March 31, 2022.

	Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	126	—	—	126
Grade 3	199,287	1,060,570	492,468	194,684	37,041	48,818	110,123	7,409	2,150,400
Grade 4	20,528	47,619	52,487	9,012	8,844	7,558	6,967	—	153,015
Grade 5	—	6,233	—	12,259	—	760	1,079	—	20,331
Grade 6	—	341	2,580	—	—	486	—	—	3,407
Grade 7	—	—	—	—	—	11	300	—	311
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	119	—	128	—	—	247
Total	$219,815	$1,114,763	$547,535	$216,074	$45,885	$57,887	$118,469	$7,409	$2,327,837

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$698	$1,519	$213	$16	$73	$133	$8,617	$21	$11,290
Grade 2	—	207	—	—	—	1,516	41	—	1,764
Grade 3	47,512	160,794	75,284	46,443	32,228	99,155	91,463	254	553,133
Grade 4	7,491	10,631	5,033	2,679	3,066	9,632	3,099	898	42,529
Grade 5	—	1,505	1,436	536	33	535	1,245	—	5,290
Grade 6	—	877	25	32	58	815	—	—	1,807
Grade 7	—	—	213	31	1	203	21	—	469
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	914	—	—	222	—	—	1,136
Total	$55,701	$175,533	$83,118	$49,737	$35,459	$112,211	$104,486	$1,173	$617,418

1-4 Family (includes Home Equity) (1)
Grade 1	$—	$—	$114	$—	$—	$—	$—	$—	$114
Grade 2	—	237	260	83	165	4,716	—	—	5,461
Grade 3	408,363	2,026,719	1,232,977	541,955	379,875	993,833	110,646	721	5,695,089
Grade 4	1,486	15,209	13,012	14,855	18,224	53,441	1,482	—	117,709
Grade 5	50	-	918	301	144	3,225	—	—	4,638
Grade 6	—	241	17	56	4,972	711	—	—	5,997
Grade 7	—	407	755	1,471	1,857	7,093	—	—	11,583
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	159	—	—	159
Total	$409,899	$2,042,813	$1,248,053	$558,721	$405,237	$1,063,178	$112,128	$721	$5,840,750

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	12,907	5,223	265	-	6,204	—	—	24,599
Grade 3	232,176	670,748	504,759	563,704	469,964	1,128,958	84,888	498	3,655,695
Grade 4	51,451	225,803	147,478	66,816	130,943	543,878	11,860	710	1,178,939
Grade 5	27	393	24,309	3,765	48,021	47,223	705	—	124,443
Grade 6	—	7,404	25,974	148	1,193	75,966	—	—	110,685
Grade 7	—	9	—	—	1,125	6,551	—	—	7,685
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	19,304	22,403	6,320	422	60	—	—	48,509
Total	$283,654	$936,568	$730,146	$641,018	$651,668	$1,808,840	$97,453	$1,208	$5,150,555

Commercial and Industrial
Grade 1	$7,282	$98,943	$7,419	$1,670	$2,583	$323	$25,897	$61	$144,178
Grade 2	37	447	448	52	309	2,467	3,924	—	7,684
Grade 3	136,124	319,189	140,989	126,602	106,379	158,025	1,040,634	289	2,028,231
Grade 4	32,470	28,979	16,711	34,786	42,461	23,501	94,352	290	273,550
Grade 5	500	9,923	5,528	6,518	151	672	20,102	241	43,635
Grade 6	—	11,645	4,021	156	131	1	7,593	246	23,793
Grade 7	—	553	150	168	31	205	595	—	1,702
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	387	143	308	8,521	65	7,793	—	17,217
Total	$176,413	$470,066	$175,409	$170,260	$160,566	$185,259	$1,200,890	$1,127	$2,539,990

Consumer and Other
Grade 1	$5,728	$15,640	$5,173	$1,957	$1,389	$1,326	$1,456	$—	$32,669
Grade 2	120	1,134	850	529	337	4,465	1,903	—	9,338
Grade 3	28,041	47,471	33,791	21,461	12,235	12,149	32,328	201	187,677
Grade 4	—	2,479	3,293	36	358	130	9,005	—	15,301
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	26	—	26
Grade 7	—	—	8	—	7	—	—	—	15
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	1,407	—	—	—	—	—	1,407
Total	$33,889	$66,724	$44,522	$23,983	$14,326	$18,070	$44,718	$201	$246,433

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	1,344,541	—	—	—	—	—	—	—	1,344,541
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$1,344,541	$—	$—	$—	$—	$—	$—	$—	$1,344,541

Total
Grade 1	$13,708	$116,102	$12,919	$3,643	$4,045	$1,782	$35,970	$82	$188,251
Grade 2	157	14,932	6,781	929	811	19,494	5,868	—	48,972
Grade 3	2,396,044	4,285,491	2,480,268	1,494,849	1,037,722	2,440,938	1,470,082	9,372	15,614,766
Grade 4	113,426	330,720	238,014	128,184	203,896	638,140	126,765	1,898	1,781,043
Grade 5	577	18,054	32,191	23,379	48,349	52,415	23,131	241	198,337
Grade 6	—	20,508	32,617	392	6,354	77,979	7,619	246	145,715
Grade 7	—	969	1,126	1,670	3,021	14,063	916	—	21,765
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	19,691	24,867	6,747	8,943	634	7,793	—	68,675
Total	$2,523,912	$4,806,467	$2,828,783	$1,659,793	$1,313,141	$3,245,445	$1,678,144	$11,839	$18,067,524

(1)	Includes $2.8 million of residential mortgage loans held for sale at March 31, 2022.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of March 31, 2022 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The following table details activity in the allowance for credit losses on loans by category of loan for the three months ended March 31, 2022 and 2021.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance December 31, 2021	$58,897	$7,759	$56,710	$75,005	$80,412	$7,597	$286,380
Provision for credit losses	2,540	41	2,745	(1,268)	(4,095)	37	—
Charge-offs	(435)	(155)	(100)	(39)	(472)	(1,407)	(2,608)
Recoveries	5	258	13	405	458	252	1,391
Net charge-offs	(430)	103	(87)	366	(14)	(1,155)	(1,217)
Balance March 31, 2022	$61,007	$7,903	$59,368	$74,103	$76,303	$6,479	$285,163

Allowance for credit losses on loans:
Three Months Ended
Balance December 31, 2020	$44,892	$7,824	$44,555	$87,857	$116,795	$14,145	$316,068
Provision for credit losses	5,221	312	3,194	4,572	(9,816)	(3,483)	—
Charge-offs	—	(38)	(54)	(6,589)	(1,754)	(935)	(9,370)
Recoveries	5	5	7	—	170	325	512
Net charge-offs	5	(33)	(47)	(6,589)	(1,584)	(610)	(8,858)
Balance March 31, 2021	$50,118	$8,103	$47,702	$85,840	$105,395	$10,052	$307,210

The allowance for credit losses on loans as of March 31, 2022 totaled $285.2 million or 1.58% of total loans, including acquired loans with discounts, a decrease of $1.2 million or 0.4% compared to the allowance for credit losses on loans totaling $286.4 million or 1.54% of total loans, including acquired loans with discounts, as of December 31, 2021. Net charge-offs were $1.2 million for the three months ended March 31, 2022. Net charge-offs for the first quarter of 2022 did not include any PCD loans and $553 thousand of specific reserves on resolved PCD loans was released to the general reserve. As of March 31, 2022, the Company had loans totaling $86.3 million pursuant to the Paycheck Protection Program (“PPP”), which are fully guaranteed by the Small Business Administration and do not carry an allowance.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of March 31, 2022 and December 31, 2021, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of March 31, 2022, the Company had $2.03 billion in commitments expected to fund.

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Under ASC Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring. As of March 31, 2022 and 2021, the Company had $1.1 million and $8.7 million, respectively, in outstanding troubled debt restructurings.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

As of March 31, 2022, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications generally relate to extending the amortization periods of the loans, which includes loans modified during bankruptcy.

For the three months ended March 31, 2022 and 2021, the Company did not add any loans as new troubled debt restructurings. There were no charge-offs related to restructured loans for the three months ended March 31, 2022 and 2021.

Under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Consolidated Appropriations Act of 2021 (“CAA”), banks may deem that loan modifications do not result in troubled debt restructurings if they are (1) related to the novel strain of coronavirus disease first reported in December 2019 (“COVID-19”); (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the COVID-19 national emergency declaration by the President of the United States or (B) January 1, 2022. Additionally, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40 and federal banking agencies’ interagency guidance. These modifications include modifications such as principal and interest payment deferrals, temporary interest only payment terms, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The Company's troubled debt restructurings do not include loan modifications related to COVID-19. Beginning in mid-March of 2020, the Company began offering deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis. As of March 31, 2022, the Company had approximately $29.0 million in outstanding loans subject to deferral and modification agreements.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

matters of significant judgment and therefore cannot be determined with precision. Changes in the above methodologies and assumptions could significantly affect the estimates.

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$434,322	$—	$434,322
Mortgage-backed securities	—	27,070	—	27,070
Total	$—	$461,392	$—	$461,392

Derivative financial instruments:
Interest rate lock commitments	$—	$69	$—	$69
Forward mortgage-backed securities trades	—	219	—	219
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	2,428	—	2,428
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$10	$—	$10
Forward mortgage-backed securities trades	—	—	—	—
Loan customer counterparty	—	2,428	—	2,428
Financial institution counterparty	—	—	—	—

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$485,671	$—	$485,671
Mortgage-backed securities	—	29,261	—	29,261
Total available for sale securities	$—	$514,932	$—	$514,932

Derivative financial instruments:
Interest rate lock commitments	$—	$237	$—	$237
Forward mortgage-backed securities trades	—	18	—	18
Loan customer counterparty	—	4,124	—	4,124
Financial institution counterparty	—	—	—	—
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	18	—	18
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	4,124	—	4,124

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment.  For the three months ended March 31, 2022, the Company had additions to other real estate owned of $1.6 million, of which $1.5 million was outstanding as of March 31, 2022. For the three months ended March 31, 2022, the Company had additions to impaired loans of $2.9 million, all of which was outstanding as of March 31, 2022. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2022 and remained outstanding at March 31, 2022 were not significant.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of March 31, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,560,321	$1,560,321	$—	$—	$1,560,321
Federal funds sold	274	274	—	—	274
Held to maturity securities	14,336,735	—	13,629,166	—	13,629,166
Loans held for sale	2,810	—	2,810	—	2,810
Loans held for investment, net of allowance	16,435,010	—	—	16,496,301	16,496,301
Loans held for investment - Warehouse Purchase Program	1,344,541	—	1,344,541	—	1,344,541
Other real estate owned	1,705	—	1,705	—	1,705
Liabilities
Deposits:
Noninterest-bearing	$10,776,652	$—	$10,776,652	$—	$10,776,652
Interest-bearing	20,291,658	—	20,255,732	—	20,255,732
Securities sold under repurchase agreements	440,891	—	440,850	—	440,850

	As of December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$2,547,739	$2,547,739	$—	$—	$2,547,739
Federal funds sold	241	241	—	—	241
Held to maturity securities	12,303,969	—	12,251,213	—	12,251,213
Loans held for sale	7,274	—	7,274	—	7,274
Loans held for investment, net of allowance	16,546,791	—	—	16,650,432	16,650,432
Loans held for investment - Warehouse Purchase Program	1,775,699	—	1,775,699	—	1,775,699
Other real estate owned	622	—	622	—	622
Liabilities
Deposits:
Noninterest-bearing	$10,750,034	$—	$10,750,034	$—	$10,750,034
Interest-bearing	20,021,728	—	20,023,909	—	20,023,909
Securities sold under repurchase agreements	448,099	—	448,095	—	448,095

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2022. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the three months ended March 31, 2022 and the year ended December 31, 2021 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2020	$3,231,636	$73,235
Less:
Amortization	—	(11,551)
Balance as of December 31, 2021	3,231,636	61,684
Less:
Amortization	—	(2,620)
Balance as of March 31, 2022	$3,231,636	$59,064

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2022, there was no impairment recorded on goodwill and core deposit intangibles.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $2.6 million and $2.9 million for the three months ended March 31, 2022 and 2021. The estimated aggregate future amortization expense for core deposit intangibles remaining as of March 31, 2022 is as follows (dollars in thousands):

Remaining 2022	$7,716
2023	9,360
2024	8,699
2025	8,173
2026	7,684
Thereafter	17,432
Total	$59,064

8. STOCK–BASED COMPENSATION

At March 31, 2022, the Company had two stock-based employee compensation plans with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by the Company’s shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of March 31, 2022, 24,493 shares of common stock had been issued pursuant to vested awards and 378,563 shares of unvested restricted stock have been granted under the 2020 Plan.

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of March 31, 2022, 741,875 shares of common stock had been issued pursuant to vested awards and 95,500 shares of unvested restricted stock had been granted under the 2012 Plan prior to the adoption of the 2020 Plan by Bancshares’ shareholders. The Company does not plan to make any further awards pursuant to the 2012 Plan.

As of March 31, 2022, the Company had no stock options outstanding. Stock-based compensation expense related to restricted stock was $2.9 million and $3.4 million during the three months ended March 31, 2022 and 2021, respectively.  As of March 31, 2022, there was $16.4 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.53 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

The Company’s leases and off-balance sheet transactions as of March 31, 2022 are summarized below.

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 17 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income for the three months ended March 31, 2022 and 2021 was $798 thousand and $450 thousand, respectively. As of March 31, 2022, operating lease ROU assets and lease liabilities were approximately $46.7 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

As of March 31, 2022, the weighted average of remaining lease terms of the Company’s operating leases was 5.9 years. The weighted average discount rate used to determine the lease liabilities as of March 31, 2022 for the Company’s operating leases was 2.16%. Cash paid for the Company’s operating leases for the three months ended March 31, 2022 and 2021 was $2.8 million and $3.5 million, respectively. The Company obtained $397 thousand in ROU assets in exchange for lease liabilities for one operating lease during the three months ended March 31, 2022.

The Company’s future undiscounted cash payments associated with its operating leases as of March 31, 2022 are summarized below (dollars in thousands).

Remaining 2022	$8,036
2023	9,992
2024	9,189
2025	8,641
2026	7,620
2027	4,759
Thereafter	6,331
Total undiscounted lease payments	$54,568

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of March 31, 2022 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$88,107	$4,262	$2,926	$—	$95,295
Unused capacity on Warehouse Purchase Program loans	1,497,459	—	—	—	1,497,459
Commitments to extend credit	1,642,851	1,437,549	182,033	1,482,762	4,745,195
Total	$3,228,417	$1,441,811	$184,959	$1,482,762	$6,337,949

The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At March 31, 2022 and December 31, 2021, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $29.9 million.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

10. OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2022			2021
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized loss during period	$(175)	$37	$(138)	$(4)	$1	$(3)
Total securities available for sale	(175)	37	(138)	(4)	1	(3)
Total other comprehensive loss	$(175)	$37	$(138)	$(4)	$1	$(3)

Activity in accumulated other comprehensive income (loss) associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2021	$1,809	$1,809
Other comprehensive loss	(138)	(138)
Balance at March 31, 2022	$1,671	$1,671

Balance at December 31, 2020	$769	$769
Other comprehensive loss	(3)	(3)
Balance at March 31, 2021	$766	$766

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2022 and December 31, 2021.

	March 31, 2022			December 31, 2021
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$3,938	$69	$10	$8,411	$237	$—
Forward mortgage-backed securities trades	9,500	219	—	22,250	18	18
Commercial loan interest rate swaps and caps:
Loan customer counterparty	198,420	—	2,428	198,683	4,124	—
Financial institution counterparty	198,420	2,428	—	198,683	—	4,124

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at March 31, 2022 and December 31, 2021 are presented in the following table.

	Weighted-Average Interest Rate
	March 31, 2022		December 31, 2021
	Received	Paid	Received	Paid
Loan customer counterparty	2.64%	0.94%	2.64%	0.80%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $2.4 million at March 31, 2022 and $4.1 million at December 31, 2021. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was $324 thousand at March 31, 2022. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was zero at March 31, 2022 and $4.3 million at December 31, 2021.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2022	2021
	(Dollars in thousands)
Interest rate lock commitments	$(178)	$—
Forward mortgage-backed securities trades	316	—

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
•

acts of terrorism, an outbreak of hostilities, such as the war between Russia and Ukraine, or other international or domestic calamities, civil unrest, insurrections, other political, economic or diplomatic developments, including those caused by public health issues, outbreaks of diseases and pandemics, such as the COVID-19 pandemic, weather or other acts of God and other matters beyond the Company’s control; and

•

other risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, or in the Company’s other reports and documents filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Part I, Item 1 of this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation (“Bancshares”), is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank (the “Bank,” and together with Bancshares, the “Company”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of March 31, 2022, the Bank operated 272 full-service banking locations; with 65 in the Houston area including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 62 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $38.27 billion at March 31, 2022 compared with $37.83 billion at December 31, 2021, an increase of $437.2 million or 1.2%. Total loans were $18.07 billion at March 31, 2022 compared with $18.62 billion at December 31, 2021, a decrease of $548.6 million or 2.9%. Total deposits were $31.07 billion at March 31, 2022 compared with $30.77 billion at December 31, 2021, an increase of $296.5 million or 1.0%. Total shareholders’ equity was $6.50 billion at March 31, 2022 compared with $6.43 billion at December 31, 2021, an increase of $77.2 million or 1.2%.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are integral to understanding the results reported. The Company’s accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

Allowance for Credit Losses— The allowance for credit losses is accounted for in accordance with FASB ASC 326, Measurement of Credit Losses on Financial Instruments which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is an allowance available for losses on loans and held-to-maturity securities. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is likely and can be reasonably estimated. Recoveries are credited to the allowance at the time of recovery.

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

COVID-19 PANDEMIC

The Company continues to monitor the latest developments regarding a novel strain of coronavirus disease (“COVID-19”). Although the restrictions previously imposed on businesses and activities by the states of Texas and Oklahoma remained lifted as of March 31, 2022, it is possible that some restrictions could be re-introduced if the number of cases were to increase due to the emergence of a new variant of COVID-19 or otherwise. The COVID-19 pandemic has resulted in significant economic uncertainties that have had, and could continue to have, an adverse impact on the Company’s operating income, financial condition and cash flows. The extent to which the COVID-19 pandemic will impact the Company’s operations and financial results during 2022 cannot be reasonably or reliably estimated at this time.

Since the implementation of the Paycheck Protection Program (“PPP”) in 2020, the Company has obtained Small Business Administration approvals on approximately 18,700 loans totaling $2.036 billion and, as of March 31, 2022, had an outstanding balance of 819 loans totaling $86.3 million.

In response to the COVID-19 pandemic, the Company provided relief to its loan customers through loan extensions and deferrals beginning in March 2020 to selected borrowers on a case-by-case basis. The Company’s troubled debt restructurings do not include loan modifications related to COVID-19. As of March 31, 2022, the Company had approximately $29.0 million in outstanding loans subject to deferral and modification agreements.

RESULTS OF OPERATIONS

Net income available to common shareholders was $122.3 million for the quarter ended March 31, 2022 compared with $133.3 million for the same period in 2021, a decrease of $11.0 million or 8.2%. Net income per diluted common share was $1.33 for the quarter ended March 31, 2022 compared with $1.44 for the same period in 2021, a decrease of 7.6%. The Company posted annualized returns on average common equity of 7.54% and 8.60%, annualized returns on average assets of 1.29% and 1.54% and efficiency ratios of 43.68% and 41.25% for the quarters ended March 31, 2022 and 2021, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale or write down of assets and securities are not included. Additionally, taxes are not part of this calculation.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended March 31, 2022

Net interest income before the provision for credit losses was $239.9 million for the quarter ended March 31, 2022, a decrease of $14.6 million or 5.7%, compared with $254.6 million for the same period in 2021. The change was primarily due to a decrease in the average balance and average rate on loans and a decrease in loan discount accretion of $11.1 million, partially offset by an increase in the average investment securities balance and a decrease in the average rate on interest-bearing liabilities.

Interest income on loans was $193.0 million for the quarter ended March 31, 2022, a decrease of $40.1 million or 17.2%, compared with $233.1 million for the same period in 2021. The change was primarily due to a decrease in the average balance and average rate on loans and a $11.1 million decrease in loan discount accretion.

Interest income on securities was $55.0 million for the quarter ended March 31, 2022, an increase of $16.3 million or 42.2%, compared with $38.7 million for the same period in 2021, primarily due to an increase in the average investment securities balance.

Average interest-bearing liabilities were $20.74 billion for the quarter ended March 31, 2022, an increase of $1.79 billion or 9.5%, compared with $18.94 billion for the same period in 2021, primarily due to an increase in interest-bearing demand deposits and savings and money market deposits partially offset by a decrease in certificates and other time deposits.

The net interest margin on a tax-equivalent basis was 2.88% for the quarter ended March 31, 2022, a decrease of 53 basis points or 15.5% compared to 3.41% for the same period in 2021. The change was primarily due to lower average rates on loans, a decrease in loan discount accretion of $11.1 million and an increase in the average balance on investment securities, partially offset by a decrease in the average rate on interest-bearing liabilities.

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

	Three Months Ended March 31,
	2022			2021
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$4,611	$40	3.52%	$33,327	$238	2.90%
Loans held for investment	16,712,690	183,033	4.44%	17,279,066	213,978	5.02%
Loans held for investment - Warehouse Purchase Program	1,268,715	9,952	3.18%	2,369,601	18,859	3.23%
Total loans	17,986,016	193,025	4.35%	19,681,994	233,075	4.80%
Investment securities	13,772,974	55,011	1.62%	9,148,841	38,677	1.71%
Federal funds sold and other earning assets	2,135,503	847	0.16%	1,506,645	351	0.09%
Total interest-earning assets	33,894,493	248,883	2.98%	30,337,480	272,103	3.64%
Allowance for credit losses on loans	(285,692)			(315,590)
Noninterest-earning assets	4,458,669			4,522,470
Total assets	$38,067,470			$34,544,360

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$6,775,114	$2,452	0.15%	$6,112,469	$5,943	0.39%
Savings and money market deposits	10,870,461	4,026	0.15%	9,420,064	5,753	0.25%
Certificates and other time deposits	2,637,529	2,276	0.35%	3,031,621	5,666	0.76%
Securities sold under repurchase agreements	452,054	185	0.17%	376,662	159	0.17%
Total interest-bearing liabilities	20,735,158	8,939	0.17%	18,940,816	17,521	0.38%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	10,636,624			9,206,791
Allowance for credit losses on off-balance sheet credit exposures	29,947			29,947
Other liabilities	176,360			169,138
Total liabilities	31,578,089			28,346,692
Shareholders' equity	6,489,381			6,197,668
Total liabilities and shareholders' equity	$38,067,470			$34,544,360

Net interest rate spread			2.81%			3.26%
Net interest income and margin (2) (3)		$239,944	2.87%		$254,582	3.40%
Net interest income and margin (tax equivalent) (4)		$240,416	2.88%		$255,217	3.41%

(1)	Annualized and based on average balances on an actual 365-day basis for the three months ended March 31, 2022 and 2021.
(2)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(4)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% and other applicable effective tax rates.

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

	Three Months Ended March 31,
	2022 vs. 2021
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$(205)	$7	$(198)
Loans held for investment (1)	(7,014)	(23,931)	(30,945)
Loans held for investment - Warehouse Purchase Program	(8,762)	(145)	(8,907)
Investment securities (1)	19,549	(3,215)	16,334
Federal funds sold and other earning assets	147	349	496
Total increase (decrease) in interest income	3,715	(26,935)	(23,220)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	644	(4,135)	(3,491)
Savings and money market deposits	886	(2,613)	(1,727)
Certificates and other time deposits (1)	(737)	(2,653)	(3,390)
Securities sold under repurchase agreements	32	(6)	26
Total increase (decrease) in interest expense	825	(9,407)	(8,582)
Increase (decrease) in net interest income	$2,890	$(17,528)	$(14,638)

(1)	Includes impact of purchase accounting adjustments.

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

The Company had no provision for credit losses for the quarters ended March 31, 2022 and 2021.

Net charge-offs were $1.2 million for the quarter ended March 31, 2022 compared with net charge-offs of $8.9 million for the quarter ended March 31, 2021. Net charge-offs for the three months ended March 31, 2022 did not include any purchased credit deteriorated (“PCD”) loans and $553 thousand of specific reserves on resolved PCD loans was released to the general reserve.

Noninterest Income

The Company’s primary sources of recurring noninterest income are credit, debit and ATM card income, nonsufficient funds (“NSF”) fees and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its various additional products and services, including trust services, mortgage lending, brokerage and independent sales organization sponsorship operations. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $35.1 million for the three months ended March 31, 2022 compared with $34.0 million for the same period in 2021, an increase of $1.1 million or 3.3%. This change was primarily due to increases in NSF fees and other noninterest income and a net gain on the sale of assets, partially offset by a decrease in mortgage income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$8,124	$6,687
Credit card, debit card and ATM card income	8,179	8,031
Service charges on deposit accounts	6,211	5,978
Trust income	2,703	2,837
Mortgage income	455	3,307
Brokerage income	892	711
Bank owned life insurance income	1,283	1,292
Net gain (loss) on sale or write down of assets	689	(79)
Other	6,586	5,244
Total noninterest income	$35,122	$34,008

Noninterest Expense

Noninterest expense totaled $119.9 million for the quarter ended March 31, 2022 compared with $119.1 million for the quarter ended March 31, 2021, an increase of $774 thousand or 0.7%.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Salaries and employee benefits (1)	$79,411	$80,037
Non-staff expenses:
Net occupancy and equipment	7,848	7,833
Credit and debit card, data processing and software amortization	8,849	8,233
Regulatory assessments and FDIC insurance	2,850	2,670
Core deposit intangibles amortization	2,620	2,931
Depreciation	4,547	4,540
Communications (2)	2,919	2,899
Net other real estate income (3)	(407)	(643)
Other	11,213	10,576
Total noninterest expense	$119,850	$119,076

(1)	Includes stock-based compensation expense of $2.9 million and $3.4 million for the three months ended March 31, 2022 and 2021, respectively.
(2)	Communications expense includes telephone, data circuits, postage and courier expenses.
(3)	Net other real estate income is comprised of rental expense, rental income and gains and losses on sales of real estate.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense totaled $32.9 million for the three months ended March 31, 2022 compared with $36.2 million for the same period in 2021, a decrease of $3.3 million or 9.2%. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 21.2% and 21.4%, respectively.

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

	March 31, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$2,810	$—	$—	$—	$2,810
Commercial and industrial	1,526,790	799,954	196,029	17,217	2,539,990
Warehouse purchase program	1,344,541	—	—	—	1,344,541
Real estate:
Construction, land development and other land loans	2,197,487	122,061	8,042	247	2,327,837
1-4 family residential (includes home equity)	4,769,045	273,456	795,280	159	5,837,940
Commercial real estate (includes multi-family residential)	3,834,752	431,720	835,574	48,509	5,150,555
Farmland	415,561	8,441	16,308	1,136	441,446
Agriculture	143,153	32,727	92	—	175,972
Consumer and other	213,639	17,670	13,717	1,407	246,433
Total loans held for investment	14,444,968	1,686,029	1,865,042	68,675	18,064,714
Total	$14,447,778	$1,686,029	$1,865,042	$68,675	$18,067,524

	December 31, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$7,274	$—	$—	$—	$7,274
Commercial and industrial	1,658,807	763,745	263,461	25,807	2,711,820
Warehouse purchase program	1,775,699	—	—	—	1,775,699
Real estate:
Construction, land development and other land loans	2,163,895	126,886	8,661	273	2,299,715
1-4 family residential (includes home equity)	4,524,726	287,451	849,084	173	5,661,434
Commercial real estate (includes multi-family residential)	3,807,192	465,588	928,336	50,252	5,251,368
Farmland	411,818	9,176	20,190	1,159	442,343
Agriculture	145,516	32,363	116	—	177,995
Consumer and other	251,441	19,600	16,048	1,407	288,496
Total loans held for investment	14,739,094	1,704,809	2,085,896	79,071	18,608,870
Total	$14,746,368	$1,704,809	$2,085,896	$79,071	$18,616,144

At March 31, 2022, total loans were $18.07 billion, a decrease of $548.6 million or 2.9%, compared with $18.62 billion at December 31, 2021. Loans at March 31, 2022 included $2.8 million of loans held for sale and $1.34 billion of Warehouse Purchase Program loans compared with $7.3 million of loans held for sale and $1.78 billion of Warehouse Purchase Program loans at December 31, 2021. At March 31, 2022, loans represented 47.2% of total assets compared with 49.2% of total assets at December 31, 2021.

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

Included in commercial and industrial loans are (1) commitments to oil and gas producers largely secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of March 31, 2022, oil and gas loans totaled $445.9 million (net of discount and excluding PPP loans totaling $17.0 million) or 2.5% of total loans, compared with total oil and gas loans of $491.3 million (net of discount and excluding PPP loans totaling $27.9 million) or 2.6% of total loans as of December 31, 2021. In addition, as of March 31, 2022, the Company had total unfunded commitments to oil and gas companies of $417.0 million compared with total unfunded commitments to oil and gas companies of $419.0 million as of December 31, 2021. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 25-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition, in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower and guarantor. Loans to hotels and restaurants are included in commercial real estate loans. As of March 31, 2022, loans to hotels totaled $392.0 million (excluding PPP loans totaling $512 thousand) or 2.2% of total loans, compared to $386.4 million (excluding PPP loans totaling $920 thousand) or 2.1% of total loans at December 31, 2021.  As of March 31, 2022, loans to restaurants totaled $193.2 million (excluding PPP loans totaling $12.3 million) or 1.1% of total loans, compared to $201.7 million (excluding PPP loans totaling $29.3 million) or 1.1% of total loans at December 31, 2021.

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

Nonperforming assets decreased $904 thousand, or 3.2%, to $27.2 million at March 31, 2022 compared with $28.1 million at December 31, 2021, of which $9.7 million and $7.1 million, respectively, were attributable to acquired loans.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated:

	March 31, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$14,535	$1,099	$5,963	$168	$21,765
Accruing loans 90 or more days past due	1,195	2,500	—	—	3,695
Total nonperforming loans	15,730	3,599	5,963	168	25,460
Repossessed assets	19	—	—	—	19
Other real estate	1,705	—	—	—	1,705
Total nonperforming assets	$17,454	$3,599	$5,963	$168	$27,184

Nonperforming assets to total loans and other real estate by category	0.12%	0.21%	0.32%	0.24%	0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.13%	0.21%	0.32%	0.24%	0.16%
Nonaccrual loans to total loans	0.10%	0.07%	0.32%	0.24%	0.12%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.11%	0.07%	0.32%	0.24%	0.13%

	December 31, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$19,712	$630	$5,759	$168	$26,269
Accruing loans 90 or more days past due	770	117	—	—	887
Total nonperforming loans	20,482	747	5,759	168	27,156
Repossessed assets	310	—	—	—	310
Other real estate	223	—	399	—	622
Total nonperforming assets	$21,015	$747	$6,158	$168	$28,088

Nonperforming assets to total loans and other real estate by category	0.14%	0.04%	0.30%	0.21%	0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.16%	0.04%	0.30%	0.21%	0.17%
Nonaccrual loans to total loans	0.13%	0.04%	0.28%	0.21%	0.14%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.15%	0.04%	0.28%	0.21%	0.16%

(1)	Includes troubled debt restructurings of $1.1 million and $4.2 million as of March 31, 2022 and December 31, 2021, respectively.
(2)	There were no nonperforming or troubled debt restructurings of Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

Nonperforming assets were 0.15% of total loans and other real estate at March 31, 2022 and December 31, 2021. The allowance for credit losses as a percentage of total nonperforming loans was 1120.0% at March 31, 2022 and 1054.6% at December 31, 2021.

Allowance for Credit Losses on Loans

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses on loans which it believes is adequate as of March 31, 2022 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

In determining the amount of the general valuation allowance, management considers factors such as historical lifetime loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, other qualitative risk factors both internal and external to the Company and other relevant factors. Historical lifetime loan loss experience is determined by utilizing an open-pool (“cumulative loss rate”) methodology. Adjustments to the historical lifetime loan loss experience are made for differences in current loan pool risk characteristics such as portfolio concentrations, delinquency, non-accrual, and watch list levels, as well as changes in current and forecasted economic conditions such as unemployment rates, property and collateral values, and other indices relating to economic activity. The utilization of reasonable and supportable forecasts includes an immediate reversion to lifetime historical loss rates. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

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

As described in the section captioned “Critical Accounting Policies” above, the Company’s determination of the allowance for credit losses involves a high degree of judgment and complexity. The Company’s analysis of qualitative, or environmental, factors on pools of loans with common risk characteristics, in combination with the quantitative historical lifetime loss information and specific reserves, provides the Company with an estimate of lifetime losses. The allowance must reflect changes in the balance of loans subject to the allowance methodology, as well as the estimated lifetime losses associated with those loans. The allowance for credit losses on loans as of March 31, 2022 totaled $285.2 million or 1.58% of total loans, including acquired loans with discounts, a decrease of $1.2 million or 0.4% compared to the allowance for credit losses on loans totaling $286.4 million or 1.54% of total loans, including acquired loans with discounts, as of December 31, 2021.  For further discussion on the provision for credit losses, see “Results of Operations—Provision for Credit Losses” above.

The following tables present, as of and for the periods indicated, information regarding the allowance for credit losses on loans differentiated between originated loans and acquired loans. Reported net charge-offs may include those from Non-PCD loans and PCD loans, but only if the total charge-off required is greater than the remaining discount.

	As of and for the Three Months Ended March 31, 2022
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$13,356,719	$4,629,297	$17,986,016
Gross loans outstanding at end of period	$14,447,778	$3,619,746	$18,067,524
Allowance for credit losses on loans at beginning of period	$186,736	$99,644	$286,380
Provision for credit losses	3,984	(3,984)	—
Charge-offs:
Commercial and industrial	(453)	(19)	(472)
Real estate and agriculture	(686)	(43)	(729)
Consumer and other	(1,337)	(70)	(1,407)
Recoveries:
Commercial and industrial	370	88	458
Real estate and agriculture	278	403	681
Consumer and other	230	22	252
Net charge-offs(1)	(1,598)	381	(1,217)
Allowance for credit losses on loans at end of period	$189,122	$96,041	$285,163
Ratio of allowance to end of period loans	1.31%	2.65%	1.58%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.44%	2.65%	1.71%
Ratio of net charge-offs to average loans (annualized)	0.05%	(0.03%)	0.03%
Ratio of allowance to end of period nonperforming loans	1202.3%	987.1%	1120.0%
Ratio of allowance to end of period nonaccrual loans	1301.1%	1328.4%	1310.2%

	As of and for the Three Months Ended March 31, 2021
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$13,966,961	$5,715,033	$19,681,994
Gross loans outstanding at end of period	$14,250,069	$5,388,817	$19,638,886
Allowance for credit losses on loans at beginning of period	$150,630	$165,438	$316,068
Provision for credit losses	10,946	(10,946)	—
Charge-offs:
Commercial and industrial	(1,153)	(601)	(1,754)
Real estate and agriculture	(92)	(6,589)	(6,681)
Consumer and other	(754)	(181)	(935)
Recoveries:
Commercial and industrial	134	36	170
Real estate and agriculture	17	—	17
Consumer and other	312	13	325
Net charge-offs (1)	(1,536)	(7,322)	(8,858)
Allowance for credit losses on loans at end of period	$160,040	$147,170	$307,210
Ratio of allowance to end of period loans	1.12%	2.73%	1.56%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.34%	2.73%	1.77%
Ratio of net charge-offs to average loans (annualized)	0.04%	0.51%	0.18%
Ratio of allowance to end of period nonperforming loans	544.7%	1054.5%	708.9%
Ratio of allowance to end of period nonaccrual loans	546.2%	1072.4%	714.0%

(1)	There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $2.5 million during the three months ended March 31, 2022. Partially offsetting these charge-offs were recoveries on originated loans of $878 thousand. Gross charge-offs on acquired loans were $132 thousand during the three months ended March 31, 2022. Partially offsetting these charge-offs were recoveries on acquired loans of $513 thousand. Total charge-offs for the three months ended March 31, 2022 were $2.6 million, partially offset by total recoveries of $1.4 million.

The following table shows the allocation of the net charge-offs among various categories of loans as of the dates indicated.

	March 31, 2022		March 31, 2021
	Amount	Ratio of Net Charge-offs to Total Average Loans (Annualized)	Amount	Ratio of Net Charge-offs to Total Average Loans (Annualized)
	(Dollars in thousands)
Balance of net (charge-offs) recoveries applicable to:
Commercial and industrial	$(14)	0.00%	$(1,584)	0.03%
Real estate:
Construction, land development and other land loans	(430)	0.01%	5	0.00%
1-4 family residential (including home equity)	(87)	0.00%	(47)	0.00%
Commercial real estate (including multi-family residential)	366	(0.01%)	(6,589)	0.14%
Agriculture (includes farmland)	103	0.00%	(33)	0.00%
Consumer and other	(1,155)	0.03%	(610)	0.01%
Total net charge-offs	$(1,217)	0.03%	$(8,858)	0.18%

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

	March 31, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$29,991	$31,403	$8,169	$6,740	$76,303	15.2%
Real estate	148,009	11,164	18,733	16,572	194,478	79.6%
Agriculture and agriculture real estate	6,810	940	141	12	7,903	3.7%
Consumer and other	4,312	417	343	1,407	6,479	1.5%
Total allowance for credit losses on loans	$189,122	$43,924	$27,386	$24,731	$285,163	100.0%

	December 31, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$32,977	$29,525	$10,944	$6,966	$80,412	16.1%
Real estate	141,801	11,630	20,282	16,899	190,612	78.5%
Agriculture and agriculture real estate	6,636	943	168	12	7,759	3.7%
Consumer and other	5,322	471	397	1,407	7,597	1.7%
Total allowance for credit losses on loans	$186,736	$42,569	$31,791	$25,284	$286,380	100.0%

(1)	Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

The allowance for credit losses totaled $285.2 million at March 31, 2022 and $286.4 million at December 31, 2021. The allowance for credit losses totaled 1.58% of total loans at March 31, 2022 and 1.54% of total loans at December 31, 2021.

At March 31, 2022, $189.1 million of the allowance for credit losses was attributable to originated loans, an increase of $2.4 million or 1.3% compared with $186.7 million of the allowance at December 31, 2021. At March 31, 2022, $43.9 million of the allowance for credit losses was attributable to re-underwritten acquired loans compared with $42.6 million of the allowance at December 31, 2021, an increase of $1.4 million or 3.2%. At March 31, 2022, $27.4 million of the allowance for credit losses was attributable to Non-PCD loans compared with $31.8 million of the allowance at December 31, 2021, a decrease of $4.4 million or 13.9%. At March 31, 2022, $24.7 million of the allowance for credit losses was attributable to PCD loans compared with $25.3 million of the allowance at December 31, 2021, a decrease of $553 thousand or 2.2%.

At March 31, 2022, the Company had $7.8 million of total outstanding accretable discounts on Non-PCD loans and PCD loans.

The Company believes that the allowance for credit losses on loans at March 31, 2022 is adequate to absorb expected lifetime losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at March 31, 2022.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of March 31, 2022 and December 31, 2021, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

Securities

The carrying cost of securities totaled $14.80 billion at March 31, 2022 compared with $12.82 billion at December 31, 2021, an increase of $1.98 billion or 15.4%. At March 31, 2022, securities represented 38.7% of total assets compared with 33.9% of total assets at December 31, 2021.

The amortized cost and fair value of investment securities were as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$432,627	$1,721	$(26)	$434,322
Mortgage-backed securities	26,650	453	(33)	27,070
Total	$459,277	$2,174	$(59)	$461,392
Held to Maturity
States and political subdivisions	$124,379	$3,022	$(1,736)	$125,665
Corporate debt securities	12,000	—	—	12,000
Collateralized mortgage obligations	231,661	1	(3,801)	227,861
Mortgage-backed securities	13,968,695	9,315	(714,370)	13,263,640
Total	$14,336,735	$12,338	$(719,907)	$13,629,166

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$483,761	$1,942	$(32)	$485,671
Mortgage-backed securities	28,881	550	(170)	29,261
Total	$512,642	$2,492	$(202)	$514,932
Held to Maturity
States and political subdivisions	$132,620	$5,968	$(114)	$138,474
Collateralized mortgage obligations	39,675	483	(78)	40,080
Mortgage-backed securities	12,131,674	87,967	(146,982)	12,072,659
Total	$12,303,969	$94,418	$(147,174)	$12,251,213

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

As of March 31, 2022, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2022, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of March 31, 2022, the Company’s municipal securities represent 0.8% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of March 31, 2022, management believes that there is no potential for material credit losses on held to maturity securities.

Deposits

Total deposits were $31.07 billion at March 31, 2022 compared with $30.77 billion at December 31, 2021, an increase of $296.5 million or 1.0%. At March 31, 2022, noninterest-bearing deposits totaled $10.78 billion, an increase of $26.6 million or 0.2% compared with $10.75 billion at December 31, 2021. Interest-bearing deposits totaled $20.29 billion at March 31, 2022 compared with $20.02 billion at December 31, 2021, an increase of $269.9 million or 1.3%.

Average deposits for the three months ended March 31, 2022 were $30.92 billion, an increase of $3.15 billion or 11.3%, compared with $27.77 billion for the three months ended March 31, 2021. The ratio of average interest-bearing deposits to total average deposits was 65.6% and 66.8% during the first three months of 2022 and 2021, respectively.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31,
	2022		2021
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$6,775,114	0.15%	$6,112,469	0.39%
Regular savings	3,445,108	0.11%	2,939,970	0.11%
Money market savings	7,425,353	0.17%	6,480,094	0.31%
Certificates, IRAs and other time deposits	2,637,529	0.35%	3,031,621	0.76%
Total interest-bearing deposits	20,283,104	0.18%	18,564,154	0.38%
Noninterest-bearing demand deposits	10,636,624		9,206,791
Total deposits	$30,919,728	0.11%	$27,770,945	0.25%

(1)	Annualized and based on average balances on an actual 365-day basis for the three months ended March 31, 2022 and 2021.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Securities sold under repurchase agreements	$440,891	$448,099
Total	$440,891	$448,099

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2022, the Company had total funds of $14.26 billion available under this line. At March 31, 2022 and December 31, 2021, the Company had no FHLB advances or long-term notes payable balances.

Securities sold under repurchase agreements— At March 31, 2022, the Company had $440.9 million in securities sold under repurchase agreements with banking customers compared with $448.1 million at December 31, 2021, a decrease of $7.2 million or 1.6%.  Repurchase agreements are generally settled on the following business day; however, approximately $5.5 million of the repurchase agreements outstanding at March 31, 2022 have maturity dates ranging from 6 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

LIBOR Transition

As of March 31, 2022 and December 31, 2021, LIBOR was used as an index rate for the Company’s interest-rate swaps and approximately 6.7% and 11.4% of the Company’s loan portfolio, respectively. On September 30, 2021, the Company began transitioning away from LIBOR to Secured Overnight Financing Rate (“SOFR”) or other alternative variable rate indexes for its interest-rate swaps and loans historically using LIBOR as an index.

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

As of March 31, 2022, the Company had outstanding $4.75 billion in commitments to extend credit, $95.3 million in commitments associated with outstanding standby letters of credit and $1.50 billion in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2022, the Company had cash and cash equivalents of $1.56 billion compared with $2.55 billion at December 31, 2021, a decrease of $987.4 million or 38.8%. The decrease was primarily due to the purchases of investment securities of $4.13 billion and payment of cash dividends of $47.9 million, partially offset by maturities of investment securities of $2.14 billion, a decrease in total loans of $546.5 million, an increase in deposits of $296.6 million and net cash provided by operating activities of $235.7 million.

Share Repurchases

On January 18, 2022, Bancshares announced a stock repurchase program that authorized the repurchase of up to 5%, or approximately 4.6 million shares, of its outstanding common stock over a one-year period expiring on January 18, 2023, at the discretion of management. Under the stock repurchase program, Bancshares may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. No repurchases were made during the first quarter of 2022.

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 17 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company has one sublease arrangement. Sublease income for the three months ended March 31, 2022 and 2021, was $798 thousand and $450 thousand, respectively. As of March 31, 2022, operating lease ROU assets and lease liabilities were approximately $46.7 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of March 31, 2022, the weighted average of remaining lease terms of the Company’s operating leases was 5.9 years. The weighted average discount rate used to determine the lease liabilities as of March 31, 2022 for the Company’s operating leases was 2.16%. Cash paid for the Company’s operating leases for the three months ended March 31, 2022 and 2021 was $2.8 million and $3.5 million, respectively. The Company obtained $397 thousand in ROU assets in exchange for lease liabilities for one operating lease during the three months ended March 31, 2022.

The Company’s future undiscounted cash payments associated with its operating leases as of March 31, 2022 are summarized below (dollars in thousands).

Remaining 2022	$8,036
2023	9,992
2024	9,189
2025	8,641
2026	7,620
2027	4,759
Thereafter	6,331
Total undiscounted lease payments	$54,568

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit expiring by period as of March 31, 2022 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$88,107	$4,262	$2,926	$—	$95,295
Unused capacity on Warehouse Purchase Program loans	1,497,459	—	—	—	1,497,459
Commitments to extend credit	1,642,851	1,437,549	182,033	1,482,762	4,745,195
Total	$3,228,417	$1,441,811	$184,959	$1,482,762	$6,337,949

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At March 31, 2022 and December 31, 2021, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $29.9 million.

Capital Resources

Total shareholders’ equity was $6.50 billion at March 31, 2022 compared with $6.43 billion at December 31, 2021, an increase of $77.2 million or 1.2%. The increase was primarily the result of net income of $122.3 million partially offset by dividend payments of $47.9 million.

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

In response to the COVID-19 pandemic, in March 2020 the joint federal bank regulatory agencies issued an interim final rule that allows banking organizations that implement CECL in 2020 to mitigate the effects of the CECL accounting standard in their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. The Company adopted the option provided by the interim final rule, which delayed the effects of CECL on its regulatory capital through 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period include both the initial impact of the Company’s adoption of CECL at January 1, 2020 and 25% of subsequent changes in the Company’s allowance for credit losses during each quarter of the two-year period ending December 31, 2021. On January 1, 2022, the cumulative amount of the transition adjustments began being phased in over the three-year transition period, with 75% to be recognized in 2022, 50% to be recognized in 2023, and 25% to be recognized in 2024.

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of March 31, 2022, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of March 31, 2022:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of March 31, 2022
The Company
CET1 capital (to risk weighted assets)	4.50%		7.00%	N/A	15.32%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	N/A	15.32%
Total capital (to risk weighted assets)	8.00%		10.50%	N/A	15.99%
Tier 1 capital (to average assets)	4.00%	(1)	4.00%	N/A	9.44%

The Bank
CET1 capital (to risk weighted assets)	4.50%		7.00%	6.50%	15.26%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	8.00%	15.26%
Total capital (to risk weighted assets)	8.00%		10.50%	10.00%	15.92%
Tier 1 capital (to average assets)	4.00%	(2)	4.00%	5.00%	9.40%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee consisting of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 25, 2022 (the “2021 Form 10-K”), for further discussion. There have been no material changes in the Company’s market risk exposures that would affect the quantitative and qualitative disclosures from those disclosed in the 2021 Form 10-K and presented as of December 31, 2021.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None.

b. None.

c. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” in Item 2 of Part I of this report for information regarding Bancshares’ stock repurchase program. No repurchases were made during the first quarter of 2022.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019 (File No. 001-35388))

4.1	Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 5/05/2022	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 5/05/2022	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer