Form 10-Q
period 2022-06-30
PROSPERITY BANCSHARES INC
filed 2022-08-04
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

As of August 1, 2022, there were 91,213,046 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$393,716	$2,547,739
Federal funds sold	201	241
Total cash and cash equivalents	393,917	2,547,980
Available for sale securities, at fair value	509,717	514,932
Held to maturity securities, at cost (fair value of $12,999,193 and $12,251,213, respectively)	14,402,596	12,303,969
Total securities	14,912,313	12,818,901
Loans held for sale	3,350	7,274
Loans held for investment	17,067,871	16,833,171
Loans held for investment - Warehouse Purchase Program	1,137,623	1,775,699
Total loans	18,208,844	18,616,144
Less: allowance for credit losses on loans	(283,959)	(286,380)
Loans, net	17,924,885	18,329,764
Accrued interest receivable	75,085	66,030
Goodwill	3,231,636	3,231,636
Core deposit intangibles, net	56,483	61,684
Bank premises and equipment, net	335,939	319,799
Other real estate owned	1,555	622
Bank owned life insurance (BOLI)	329,504	327,149
Federal Home Loan Bank of Dallas stock	28,994	8,901
Other assets	96,945	121,504
TOTAL ASSETS	$37,387,256	$37,833,970
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$11,032,184	$10,750,034
Interest-bearing	18,833,434	20,021,728
Total deposits	29,865,618	30,771,762
Other borrowings	300,000	—
Securities sold under repurchase agreements	481,785	448,099
Accrued interest payable	1,051	1,261
Allowance for credit losses on off-balance sheet credit exposures	29,947	29,947
Other liabilities	187,028	155,665
Total liabilities	30,865,429	31,406,734
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 91,195,646 shares issued and outstanding at June 30, 2022; 92,170,480 shares issued and outstanding at December 31, 2021	91,196	92,171
Capital surplus	3,535,877	3,595,023
Retained earnings	2,893,556	2,738,233
Accumulated other comprehensive income —net unrealized gain on available for sale securities, net of tax expense of $318 and $481, respectively	1,198	1,809
Total shareholders’ equity	6,521,827	6,427,236
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,387,256	$37,833,970

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$192,770	$216,803	$385,795	$449,878
Securities	64,111	43,708	119,122	82,385
Federal funds sold and other earning assets	925	340	1,772	691
Total interest income	257,806	260,851	506,689	532,954
INTEREST EXPENSE:
Deposits	8,641	15,288	17,395	32,650
Other borrowings	450	—	450	—
Securities sold under repurchase agreements	244	164	429	323
Total interest expense	9,335	15,452	18,274	32,973
NET INTEREST INCOME	248,471	245,399	488,415	499,981
PROVISION FOR CREDIT LOSSES	—	—	—	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	248,471	245,399	488,415	499,981
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,484	6,560	16,608	13,247
Credit card, debit card and ATM card income	8,880	8,918	17,059	16,949
Service charges on deposit accounts	6,365	6,062	12,576	12,040
Trust income	2,875	2,276	5,578	5,113
Mortgage income	502	2,914	957	6,221
Brokerage income	917	795	1,809	1,506
Net gain (loss) on sale or write-down of assets	1,108	(244)	1,797	(323)
Other	8,463	8,275	16,332	14,811
Total noninterest income	37,594	35,556	72,716	69,564
NONINTEREST EXPENSE:
Salaries and employee benefits	80,371	75,611	159,782	155,648
Net occupancy and equipment	8,039	8,046	15,887	15,879
Credit and debit card, data processing and software amortization	9,246	8,718	18,095	16,951
Regulatory assessments and FDIC insurance	2,851	2,670	5,701	5,340
Core deposit intangibles amortization	2,581	2,887	5,201	5,818
Depreciation	4,539	4,513	9,086	9,053
Communications	3,206	2,982	6,125	5,881
Net other real estate expense (income)	209	(1,641)	(198)	(2,284)
Other	11,836	11,405	23,049	21,981
Total noninterest expense	122,878	115,191	242,728	234,267
INCOME BEFORE INCOME TAXES	163,187	165,764	318,403	335,278
PROVISION FOR INCOME TAXES	34,697	35,153	67,587	71,358
NET INCOME	$128,490	$130,611	$250,816	$263,920
EARNINGS PER SHARE:
Basic	$1.40	$1.41	$2.73	$2.84
Diluted	$1.40	$1.41	$2.73	$2.84

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net income	$128,490	$130,611	$250,816	$263,920
Other comprehensive (loss) income, before tax:
Securities available for sale:
Change in unrealized (losses) gains during the period	(598)	424	(773)	420
Total other comprehensive (loss) income	(598)	424	(773)	420
Deferred tax benefit (expense) related to other comprehensive (loss) income	125	(89)	162	(88)
Other comprehensive (loss) income, net of tax	(473)	335	(611)	332
Comprehensive income	$128,017	$130,946	$250,205	$264,252

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT MARCH 31, 2022	92,159,730	$92,160	$3,597,957	$2,812,636	$1,671	$6,504,424
Net income				128,490		128,490
Other comprehensive income					(473)	(473)
Common stock issued in connection with the issuance of restricted stock awards, net	17,800	18	(18)			—
Common stock repurchase	(981,884)	(982)	(64,739)			(65,721)
Stock based compensation expense			2,677			2,677
Cash dividends declared, $0.52 per share				(47,570)		(47,570)
BALANCE AT JUNE 30, 2022	91,195,646	$91,196	$3,535,877	$2,893,556	$1,198	$6,521,827

Six Months Ended
BALANCE AT DECEMBER 31, 2021	92,170,480	$92,171	$3,595,023	$2,738,233	$1,809	$6,427,236
Net income				250,816		250,816
Other comprehensive income					(611)	(611)
Common stock issued in connection with the issuance of restricted stock awards, net	7,050	7	(7)			—
Common stock repurchase	(981,884)	(982)	(64,739)			(65,721)
Stock based compensation expense			5,600			5,600
Cash dividends declared, $1.04 per share				(95,493)		(95,493)
BALANCE AT JUNE 30, 2022	91,195,646	$91,196	$3,535,877	$2,893,556	$1,198	$6,521,827

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT MARCH 31, 2021	92,928,539	$92,929	$3,637,188	$2,490,963	$766	$6,221,846
Net income				130,611		130,611
Other comprehensive income					335	335
Common stock issued in connection with the issuance of restricted stock awards, net	6,250	6	(6)			—
Stock based compensation expense			3,084			3,084
Cash dividends declared, $0.49 per share				(45,539)		(45,539)
BALANCE AT JUNE 30, 2021	92,934,789	$92,935	$3,640,266	$2,576,035	$1,101	$6,310,337

Six Months Ended
BALANCE AT DECEMBER 31, 2020	92,570,789	$92,571	$3,634,140	$2,403,189	$769	$6,130,669
Net income				263,920		263,920
Other comprehensive income					332	332
Common stock issued in connection with the issuance of restricted stock awards, net	364,000	364	(364)			—
Stock based compensation expense			6,490			6,490
Cash dividends declared, $0.98 per share				(91,074)		(91,074)
BALANCE AT JUNE 30, 2021	92,934,789	92,935	3,640,266	2,576,035	1,101	6,310,337

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$250,816	$263,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	14,287	14,871
Provision for credit losses	—	—
Net amortization of premium on investments	24,307	27,280
Net gain on sale of other real estate and repossessed assets	(607)	(2,726)
Net (gain) loss on sale or write-down of premises and equipment	(1,797)	323
Net accretion of discount on loans	(5,254)	(28,533)
Net amortization of premium on deposits	(184)	(834)
Net gain on sale of loans	(852)	(5,757)
Proceeds from sale of loans held for sale	33,005	182,334
Originations of loans held for sale	(28,229)	(140,770)
Stock based compensation expense	5,600	6,490
(Increase) decrease in accrued interest receivable and other assets	(2,200)	55,230
Increase in accrued interest payable and other liabilities	26,315	63,762
Net cash provided by operating activities	315,207	435,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,173,019	1,407,368
Purchase of held to maturity securities	(3,296,089)	(4,850,157)
Proceeds from maturities and principal paydowns of available for sale securities	8,985,597	4,640,065
Purchase of available for sale securities	(8,981,019)	(4,600,007)
Originations of Warehouse Purchase Program loans	(11,696,395)	(19,837,421)
Proceeds from pay-offs of Warehouse Purchase Program loans	12,334,471	20,584,241
Net (increase) decrease in loans held for investment	(233,584)	221,645
Purchase of bank premises and equipment	(28,728)	(11,832)
Proceeds from sale of bank premises, equipment and other real estate	6,217	20,031
Proceeds from insurance claims	729	4,093
Net cash used in investing activities	(1,735,782)	(2,421,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	282,150	947,916
Net (decrease) increase in interest-bearing deposits	(1,188,110)	802,667
Net proceeds of other short-term borrowings	300,000	—
Net increase in securities sold under repurchase agreements	33,686	43,486
Repurchase of common stock	(65,721)	—
Payments of cash dividends	(95,493)	(91,074)
Net cash (used in) provided by financing activities	(733,488)	1,702,995

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,154,063)	(283,389)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,547,980	1,343,549
CASH AND CASH EQUIVALENTS, END OF PERIOD	$393,917	$1,060,160

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$1,657	$5,876

SUPPLEMENTAL INFORMATION:
Income taxes paid	$59,882	$64,159
Interest paid	18,484	22,126

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the six month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$128,490		$130,611		$250,816		$263,920
Basic:
Weighted average shares outstanding	91,772	$1.40	92,935	$1.41	91,965	$2.73	92,895	$2.84
Diluted:
Weighted average shares outstanding	91,772	$1.40	92,935	$1.41	91,965	$2.73	92,895	$2.84

There were no stock options outstanding at June 30, 2022 or exercisable during the three and six months ended June 30, 2022 or 2021 that would have had an anti-dilutive effect on the above computation.

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

ASU 2020-04, "Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting – ASC Topic 848". ASU 2020-04 became effective for the Company on January 1, 2022, which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. Prior to the end of 2021, the Company began transitioning away from LIBOR to Secured Overnight Financing Rate (“SOFR”) or other alternative variable rate indexes for its interest-rate swaps and loans historically using LIBOR as an index. As of June 30, 2022 and December 31, 2021, LIBOR was used as an index rate for the Company’s interest-rate swaps and approximately 4.2% and 11.4% of the Company’s loan portfolio, respectively. ASU 2020-04 became effective for the Company on January 1, 2022 and did not have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$403,040	$1,470	$(754)	$403,756
Mortgage-backed securities	105,160	1,083	(282)	105,961
Total	$508,200	$2,553	$(1,036)	$509,717
Held to Maturity
States and political subdivisions	$131,638	$1,888	$(3,332)	$130,194
Corporate debt securities	12,000	—	—	12,000
Collateralized mortgage obligations	220,980	—	(15,370)	205,610
Mortgage-backed securities	14,037,978	625	(1,387,214)	12,651,389
Total	$14,402,596	$2,513	$(1,405,916)	$12,999,193

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$483,761	$1,942	$(32)	$485,671
Mortgage-backed securities	28,881	550	(170)	29,261
Total	$512,642	$2,492	$(202)	$514,932
Held to Maturity
States and political subdivisions	$132,620	$5,968	$(114)	$138,474
Collateralized mortgage obligations	39,675	483	(78)	40,080
Mortgage-backed securities	12,131,674	87,967	(146,982)	12,072,659
Total	$12,303,969	$94,418	$(147,174)	$12,251,213

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

As of June 30, 2022, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2022, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of June 30, 2022, the Company’s municipal securities represent 0.9% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of June 30, 2022, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$39,473	$(733)	$113,545	$(21)	$153,018	$(754)
Mortgage-backed securities	18,443	(282)	—	—	18,443	(282)
Total	$57,916	$(1,015)	$113,545	$(21)	$171,461	$(1,036)
Held to Maturity
States and political subdivisions	$47,001	$(3,015)	$2,377	$(317)	$49,378	$(3,332)
Collateralized mortgage obligations	204,938	(15,356)	661	(14)	205,599	(15,370)
Mortgage-backed securities	10,481,120	(1,039,931)	2,001,875	(347,283)	12,482,995	(1,387,214)
Total	$10,733,059	$(1,058,302)	$2,004,913	$(347,614)	$12,737,972	$(1,405,916)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$164,220	$(31)	$25,916	$(1)	$190,136	$(32)
Mortgage-backed securities	2	—	19,674	(170)	19,676	(170)
Total	$164,222	$(31)	$45,590	$(171)	$209,812	$(202)
Held to Maturity
States and political subdivisions	$6,216	$(60)	$1,454	$(54)	$7,670	$(114)
Collateralized mortgage obligations	8,166	(78)	—	—	8,166	(78)
Mortgage-backed securities	7,553,096	(141,652)	288,359	(5,330)	7,841,455	(146,982)
Total	$7,567,478	$(141,790)	$289,813	$(5,384)	$7,857,291	$(147,174)

At June 30, 2022 and December 31, 2021, there were 43 securities and 30 securities, respectively, in an unrealized loss position for 12 months or more.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The table below summarizes the amortized cost and fair value of investment securities by contractual maturity at June 30, 2022. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$14,250	$14,306	$—	$—
Due after one year through five years	63,921	65,470	—	—
Due after five years through ten years	51,947	50,538	—	—
Due after ten years	13,520	11,880	—	—
Subtotal	143,638	142,194	—	—
Mortgage-backed securities and collateralized mortgage obligations	14,258,958	12,856,999	508,200	509,717
Total	$14,402,596	$12,999,193	$508,200	$509,717

The Company recorded no gain or loss on the sale of securities for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, the Company did not own any non-agency collateralized mortgage obligations.

At June 30, 2022 and December 31, 2021, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $7.68 billion and $6.97 billion and a fair value of $6.93 billion and $6.99 billion at June 30, 2022 and December 31, 2021, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Residential mortgage loans held for sale	$3,350	$7,274

Commercial and industrial	2,613,616	2,711,820
Real estate:
Construction, land development and other land loans	2,460,526	2,299,715
1-4 family residential (includes home equity)	6,085,575	5,661,434
Commercial real estate (includes multi-family residential)	4,967,662	5,251,368
Farmland	474,315	442,343
Agriculture	191,645	177,995
Consumer and other	274,532	288,496
Total loans held for investment, excluding Warehouse Purchase Program	17,067,871	16,833,171
Warehouse Purchase Program	1,137,623	1,775,699
Total loans, including Warehouse Purchase Program	$18,208,844	$18,616,144

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 79.2% and 78.5% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Related Party Loans. As of June 30, 2022 and December 31, 2021, loans outstanding to directors, officers and their affiliates totaled $3.4 million and $6.5 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the six months ended June 30, 2022	As of and for the year ended December 31, 2021
	(Dollars in thousands)
Beginning balance on January 1	$6,524	$1,732
New loans	50	5,761
Repayments	(3,176)	(969)
Ending balance	$3,398	$6,524

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

An aging analysis of past due loans, segregated by category of loan, is presented below:

	June 30, 2022
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$3,536	$—	$3,536	$460	$2,456,530	$2,460,526
Warehouse Purchase Program loans	—	—	—	—	1,137,623	1,137,623
Agriculture and agriculture real estate (includes farmland)	337	—	337	567	665,056	665,960
1-4 family (includes home equity) (1)	12,935	13	12,948	14,173	6,061,804	6,088,925
Commercial real estate (includes multi-family residential)	6,687	—	6,687	2,448	4,958,527	4,967,662
Commercial and industrial	13,427	—	13,427	2,964	2,597,225	2,613,616
Consumer and other	322	—	322	7	274,203	274,532
Total	$37,244	$13	$37,257	$20,619	$18,150,968	$18,208,844

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

	December 31, 2021
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$4,572	$—	$4,572	$1,841	$2,293,302	$2,299,715
Warehouse Purchase Program loans	—	—	—	—	1,775,699	1,775,699
Agriculture and agriculture real estate (includes farmland)	995	—	995	546	618,797	620,338
1-4 family (includes home equity) (1)	12,963	19	12,982	11,348	5,644,378	5,668,708
Commercial real estate (includes multi-family residential)	5,773	118	5,891	7,159	5,238,318	5,251,368
Commercial and industrial	4,041	750	4,791	5,360	2,701,669	2,711,820
Consumer and other	450	—	450	15	288,031	288,496
Total	$28,794	$887	$29,681	$26,269	$18,560,194	$18,616,144

(1)	Includes $3.4 million and $7.3 million of residential mortgage loans held for sale at June 30, 2022 and December 31, 2021, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Nonaccrual loans (1) (2)	$20,619	$26,269
Accruing loans 90 or more days past due	13	887
Total nonperforming loans	20,632	27,156
Repossessed assets	—	310
Other real estate	1,555	622
Total nonperforming assets	$22,187	$28,088

Nonperforming assets to total loans and other real estate	0.12%	0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.13%	0.17%
Nonaccrual loans to total loans	0.11%	0.14%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.12%	0.16%

(1)	Includes troubled debt restructurings of $933 thousand and $4.2 million as of June 30, 2022 and December 31, 2021, respectively.
(2)	There were no nonperforming or troubled debt restructurings of Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $22.2 million in nonperforming assets at June 30, 2022 compared with $28.1 million at December 31, 2021. Nonperforming assets were 0.12% of total loans and other real estate at June 30, 2022 and 0.15% of total loans and other real estate at December 31, 2021.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $547 thousand and $1.6 million would have been recorded as income for the six months ended June 30, 2022 and 2021, respectively. The Company had $20.6 million in nonaccrual loans at June 30, 2022 compared with $32.9 million at June 30, 2021.

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

JUNE 30, 2022

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

PCD Loans.  The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
PCD loans:
Outstanding balance	$68,125	$83,909
Discount	(3,993)	(4,838)
Recorded investment	$64,132	$79,071

Changes in the accretable yield for acquired PCD loans for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$4,317	$11,157	$4,838	$14,216
Accretion charge-offs	—	—	—	(32)
Accretion	(324)	(2,462)	(845)	(5,489)
Balance at June 30,	$3,993	$8,695	$3,993	$8,695

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired.  The PCD discount reflected above as of June 30, 2022, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$1,559,270	$2,094,039
Discount	(3,734)	(8,143)
Recorded investment	$1,555,536	$2,085,896

Changes in the discount accretion for Non-PCD loans for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$3,469	$26,285	$8,143	$39,587
Adjustments	—	(20)	—	(20)
Accretion charge-offs	—	1	—	12
Accretion	265	(9,731)	(4,409)	(23,044)
Balance at June 30,	$3,734	$16,535	$3,734	$16,535

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following tables present loans by risk grade, by category of loan and year of origination/renewal at June 30, 2022.

	Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	24	—	—	—	—	117	—	—	141
Grade 3	574,067	1,015,327	304,343	180,762	49,052	43,640	133,913	—	2,301,104
Grade 4	41,492	43,263	30,087	2,788	4,152	7,254	4,692	—	133,728
Grade 5	—	6,232	—	13,088	—	746	942	—	21,008
Grade 6	264	982	2,080	—	95	442	—	—	3,863
Grade 7	—	150	—	—	—	10	300	—	460
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	111	—	111	—	—	222
Total	$615,847	$1,065,954	$336,510	$196,749	$53,299	$52,320	$139,847	$—	$2,460,526

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$1,491	$804	$176	$8	$71	$92	$9,213	$20	$11,875
Grade 2	—	207	—	—	—	1,387	25	—	1,619
Grade 3	126,880	136,656	75,036	42,799	29,052	90,712	85,187	236	586,558
Grade 4	12,252	25,118	3,264	1,033	2,577	9,280	4,972	—	58,496
Grade 5	80	1,310	707	536	33	891	1,324	—	4,881
Grade 6	—	862	22	29	57	785	—	—	1,755
Grade 7	—	119	213	29	—	185	21	—	567
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	209	—	—	209
Total	$140,703	$165,076	$79,418	$44,434	$31,790	$103,541	$100,742	$256	$665,960

1-4 Family (includes Home Equity) (1)
Grade 1	$—	$—	$114	$—	$—	$—	$—	$—	$114
Grade 2	—	231	256	80	144	4,013	—	—	4,724
Grade 3	950,731	2,014,184	1,190,618	500,586	248,503	916,163	116,171	2,626	5,939,582
Grade 4	9,301	18,991	12,584	13,321	17,531	49,882	2,349	—	123,959
Grade 5	125	-	908	297	141	3,153	—	—	4,624
Grade 6	—	239	16	54	490	950	—	—	1,749
Grade 7	446	745	2,135	1,650	2,127	7,070	—	—	14,173
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$960,603	$2,034,390	$1,206,631	$515,988	$268,936	$981,231	$118,520	$2,626	$6,088,925

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	1,917	11,541	5,088	176	—	5,914	—	—	24,636
Grade 3	485,801	653,028	465,817	422,225	413,963	982,819	79,845	2,453	3,505,951
Grade 4	131,502	212,572	140,119	64,773	133,923	419,487	17,345	299	1,120,020
Grade 5	24	355	34,297	35,785	39,585	46,881	1,105	—	158,032
Grade 6	19	7,312	16,507	—	8,463	77,672	—	—	109,973
Grade 7	—	220	270	—	1,381	577	—	—	2,448
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	19,157	21,855	5,219	320	51	—	—	46,602
Total	$619,263	$904,185	$683,953	$528,178	$597,635	$1,533,401	$98,295	$2,752	$4,967,662

Commercial and Industrial
Grade 1	$18,760	$37,273	$3,759	$1,394	$2,537	$149	$25,802	$58	$89,732
Grade 2	7,045	425	392	45	305	1,915	1,685	2,000	13,812
Grade 3	339,519	271,671	126,035	116,006	75,934	149,151	1,069,246	948	2,148,510
Grade 4	34,995	26,481	13,794	32,953	41,907	20,881	109,842	307	281,160
Grade 5	314	2,931	1,696	4,126	109	564	19,412	—	29,152
Grade 6	500	11,208	4,690	2,215	113	—	12,207	254	31,187
Grade 7	—	1,935	15	187	21	156	650	—	2,964
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	316	127	281	—	55	16,152	168	17,099
Total	$401,133	$352,240	$150,508	$157,207	$120,926	$172,871	$1,254,996	$3,735	$2,613,616

Consumer and Other
Grade 1	$10,846	$11,717	$4,264	$1,517	$1,081	$1,220	$1,807	$—	$32,452
Grade 2	357	1,099	829	507	325	4,058	3	—	7,178
Grade 3	42,702	43,509	34,115	18,613	10,960	10,384	62,689	8	222,980
Grade 4	—	2,069	2,919	32	348	125	6,422	—	11,915
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	7	—	—	—	—	—	7
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$53,905	$58,394	$42,134	$20,669	$12,714	$15,787	$70,921	$8	$274,532

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	1,137,623	—	—	—	—	—	—	—	1,137,623
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$1,137,623	$—	$—	$—	$—	$—	$—	$—	$1,137,623

Total
Grade 1	$31,097	$49,794	$8,313	$2,919	$3,689	$1,461	$36,822	$78	$134,173
Grade 2	9,343	13,503	6,565	808	774	17,404	1,713	2,000	52,110
Grade 3	3,657,323	4,134,375	2,195,964	1,280,991	827,464	2,192,869	1,547,051	6,271	15,842,308
Grade 4	229,542	328,494	202,767	114,900	200,438	506,909	145,622	606	1,729,278
Grade 5	543	10,828	37,608	53,832	39,868	52,235	22,783	—	217,697
Grade 6	783	20,603	23,315	2,298	9,218	79,849	12,207	254	148,527
Grade 7	446	3,169	2,640	1,866	3,529	7,998	971	—	20,619
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	19,473	21,982	5,611	320	426	16,152	168	64,132
Total	$3,929,077	$4,580,239	$2,499,154	$1,463,225	$1,085,300	$2,859,151	$1,783,321	$9,377	$18,208,844

(1)	Includes $3.4 million of residential mortgage loans held for sale at June 30, 2022.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of June 30, 2022 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

JUNE 30, 2022

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

In determining the amount of the general valuation allowance, management considers factors such as historical lifetime loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 326, “Financial Instruments – Credit Losses.” Historical lifetime loan loss experience is determined by utilizing an open-pool (“cumulative loss rate”) methodology. Adjustments to the historical lifetime loan loss experience are made for differences in current loan pool risk characteristics such as portfolio concentrations, delinquency, non-accrual, and watch list levels, as well as changes in current and forecasted economic conditions such as unemployment rates, property and collateral values, and other indices relating to economic activity. The utilization of reasonable and supportable forecasts includes an immediate reversion to lifetime historical loss rates. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table details activity in the allowance for credit losses on loans by category of loan for the three and six months ended June 30, 2022 and 2021.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance March 31, 2022	$61,007	$7,903	$59,368	$74,103	$76,303	$6,479	$285,163
Provision for credit losses	2,717	426	696	(3,697)	(806)	664	—
Charge-offs	—	—	—	—	(192)	(1,268)	(1,460)
Recoveries	5	9	32	(395)	389	216	256
Net charge-offs	5	9	32	(395)	197	(1,052)	(1,204)
Balance June 30, 2022	$63,729	$8,338	$60,096	$70,011	$75,694	$6,091	$283,959

Six Months Ended
Balance December 31, 2021	$58,897	$7,759	$56,710	$75,005	$80,412	$7,597	$286,380
Provision for credit losses	5,257	467	3,441	(4,965)	(4,901)	701	—
Charge-offs	(435)	(155)	(100)	(39)	(663)	(2,675)	(4,067)
Recoveries	10	267	45	10	846	468	1,646
Net charge-offs	(425)	112	(55)	(29)	183	(2,207)	(2,421)
Balance June 30, 2022	$63,729	$8,338	$60,096	$70,011	$75,694	$6,091	$283,959

Allowance for credit losses on loans:
Three Months Ended
Balance March 31, 2021	$50,118	$8,103	$47,702	$85,840	$105,395	$10,052	$307,210
Provision for credit losses	4,569	147	2,907	(2,794)	(3,030)	(1,799)	—
Charge-offs	—	(13)	—	(640)	(3,944)	(718)	(5,315)
Recoveries	105	22	6	122	415	319	989
Net charge-offs	105	9	6	(518)	(3,529)	(399)	(4,326)
Balance June 30, 2021	$54,792	$8,259	$50,615	$82,528	$98,836	$7,854	$302,884

Six Months Ended
Balance December 31, 2020	$44,892	$7,824	$44,555	$87,857	$116,795	$14,145	$316,068
Provision for credit losses	9,790	459	6,101	1,777	(12,846)	(5,281)	—
Charge-offs	—	(51)	(54)	(7,228)	(5,698)	(1,654)	(14,685)
Recoveries	110	27	13	122	585	644	1,501
Net charge-offs	110	(24)	(41)	(7,106)	(5,113)	(1,010)	(13,184)
Balance June 30, 2021	$54,792	$8,259	$50,615	$82,528	$98,836	$7,854	$302,884

The allowance for credit losses on loans as of June 30, 2022 totaled $284.0 million or 1.56% of total loans, including acquired loans with discounts, a decrease of $2.4 million or 0.8% compared to the allowance for credit losses on loans totaling $286.4 million or 1.54% of total loans, including acquired loans with discounts, as of December 31, 2021. Net charge-offs were $1.2 million and $2.4 million for the three and six months ended June 30, 2022, respectively. Net charge-offs for the second quarter of 2022 did not include any PCD loans and $1.4 million of specific reserves on resolved PCD loans was released to the general reserve. Net charge-offs for the six months ended June 30, 2022 did not include any PCD loans and $2.0 million of specific reserves on resolved PCD loans was released to the general reserve. As of June 30, 2022, the Company had loans totaling $27.6 million pursuant to the Paycheck Protection Program (“PPP”), which are fully guaranteed by the Small Business Administration and do not carry an allowance.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of June 30, 2022 and December 31, 2021, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of June 30, 2022, the Company had $2.17 billion in commitments expected to fund.

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Under ASC Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring. As of June 30, 2022 and 2021, the Company had $933 thousand and $7.5 million, respectively, in outstanding troubled debt restructurings.

As of June 30, 2022, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications generally relate to extending the amortization periods of the loans, which includes loans modified during bankruptcy.

For the six months ended June 30, 2022 and 2021, the Company did not add any loans as new troubled debt restructurings. There were no charge-offs related to restructured loans for the six months ended June 30, 2022 and 2021.

Under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Consolidated Appropriations Act of 2021 (“CAA”), banks may deem that loan modifications do not result in troubled debt restructurings if they are (1) related to the novel strain of coronavirus disease first reported in December 2019 (“COVID-19”); (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the COVID-19 national emergency declaration by the President of the United States or (B) January 1, 2022. Additionally, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40 and federal banking agencies’ interagency guidance. These modifications include modifications such as principal and interest payment deferrals, temporary interest only payment terms, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The Company's troubled debt restructurings do not include loan modifications related to COVID-19. Beginning in mid-March of 2020, the Company began offering deferral and modification of principal and/or interest payments to selected borrowers on a case-by-case basis. As of June 30, 2022, the Company had no outstanding loans subject to deferral and modification agreements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

6. FAIR VALUE

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price.” Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. ASC Topic 820, “Fair Value Measurements and Disclosures” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$403,756	$—	$403,756
Mortgage-backed securities	—	105,961	—	105,961
Total	$—	$509,717	$—	$509,717

Derivative financial instruments:
Interest rate lock commitments	$—	$233	$—	$233
Forward mortgage-backed securities trades	—	82	—	82
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	3,473	—	3,473
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$1	$—	$1
Forward mortgage-backed securities trades	—	36	—	36
Loan customer counterparty	—	3,473	—	3,473
Financial institution counterparty	—	—	—	—

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$485,671	$—	$485,671
Mortgage-backed securities	—	29,261	—	29,261
Total available for sale securities	$—	$514,932	$—	$514,932

Derivative financial instruments:
Interest rate lock commitments	$—	$237	$—	$237
Forward mortgage-backed securities trades	—	18	—	18
Loan customer counterparty	—	4,124	—	4,124
Financial institution counterparty	—	—	—	—
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	18	—	18
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	4,124	—	4,124

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment.  For the three and six months ended June 30, 2022, the Company had additions to other real estate owned of $43 thousand and $1.7 million, respectively, of which zero and $1.5 million, respectively, were outstanding as of June 30, 2022. For the three and six months ended June 30, 2022, the Company had additions to impaired loans of $6.0 million and $8.9 million, respectively, of which $6.0 million and $8.6 million, respectively, were outstanding as of June 30, 2022. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2022 and remained outstanding at June 30, 2022 were not significant.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of June 30, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$393,716	$393,716	$—	$—	$393,716
Federal funds sold	201	201	—	—	201
Held to maturity securities	14,402,596	—	12,999,193	—	12,999,193
Loans held for sale	3,350	—	3,350	—	3,350
Loans held for investment, net of allowance	16,783,912	—	—	16,870,268	16,870,268
Loans held for investment - Warehouse Purchase Program	1,137,623	—	1,137,623	—	1,137,623
Other real estate owned	1,555	—	1,555	—	1,555
Liabilities
Deposits:
Noninterest-bearing	$11,032,184	$—	$11,032,184	$—	$11,032,184
Interest-bearing	18,833,434	—	18,724,903	—	18,724,903
Other borrowings	300,000	—	300,000	—	300,000
Securities sold under repurchase agreements	481,785	—	481,695	—	481,695

	As of December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$2,547,739	$2,547,739	$—	$—	$2,547,739
Federal funds sold	241	241	—	—	241
Held to maturity securities	12,303,969	—	12,251,213	—	12,251,213
Loans held for sale	7,274	—	7,274	—	7,274
Loans held for investment, net of allowance	16,546,791	—	—	16,650,432	16,650,432
Loans held for investment - Warehouse Purchase Program	1,775,699	—	1,775,699	—	1,775,699
Other real estate owned	622	—	622	—	622
Liabilities
Deposits:
Noninterest-bearing	$10,750,034	$—	$10,750,034	$—	$10,750,034
Interest-bearing	20,021,728	—	20,023,909	—	20,023,909
Securities sold under repurchase agreements	448,099	—	448,095	—	448,095

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

Loans held for investment— The Company does not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value disclosures. The Company refined the calculation to estimate fair value for loans held for investment to be in accordance with ASU 2016-01. The refined discounted cash flow calculation to determine fair value considers internal and market-based information such as prepayment risk, cost of funds and liquidity. From time to time, the Company records nonrecurring fair value adjustments to impaired loans to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2022. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the six months ended June 30, 2022 and the year ended December 31, 2021 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2020	$3,231,636	$73,235
Less:
Amortization	—	(11,551)
Balance as of December 31, 2021	3,231,636	61,684
Less:
Amortization	—	(5,201)
Balance as of June 30, 2022	$3,231,636	$56,483

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2022, there was no impairment recorded on goodwill and core deposit intangibles.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $2.6 million and $2.9 million for the three months ended June 30, 2022 and 2021, respectively, and $5.2 million and $5.8 million for the six months ended June 30, 2022 and 2021, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of June 30, 2022 is as follows (dollars in thousands):

Remaining 2022	$5,135
2023	9,360
2024	8,699
2025	8,173
2026	7,684
Thereafter	17,432
Total	$56,483

8. STOCK–BASED COMPENSATION

At June 30, 2022, the Company had two stock-based employee compensation plans with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by the Company’s shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of June 30, 2022, 36,493 shares of common stock had been issued pursuant to vested awards and 387,113 shares of unvested restricted stock have been granted under the 2020 Plan.

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of June 30, 2022, 744,375 shares of common stock had been issued pursuant to vested awards and 90,250 shares of unvested restricted stock had been granted under the 2012 Plan prior to the adoption of the 2020 Plan by Bancshares’ shareholders. The Company does not plan to make any further awards pursuant to the 2012 Plan.

As of June 30, 2022, the Company had no stock options outstanding. Stock-based compensation expense related to restricted stock was $2.7 million and $3.1 million during the three months ended June 30, 2022 and 2021, respectively, and $5.6 million and $6.5 million during the six months ended June 30, 2022 and 2021, respectively.  As of June 30, 2022, there was $15.0 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.66 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments as of June 30, 2022 (other than deposit obligations and securities sold under repurchase agreements) are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its Federal Home Loan Bank (“FHLB”) advances as of June 30, 2022 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank advances	$300,000	$—	$—	$—	$300,000

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 17 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income was $800 thousand for the three months ended June 30, 2022 and 2021, and $1.6 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, operating lease ROU assets and lease liabilities were approximately $44.9 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of June 30, 2022, the weighted average of remaining lease terms of the Company’s operating leases was 5.8 years. The weighted average discount rate used to determine the lease liabilities as of June 30, 2022 for the Company’s operating leases was 2.18%. Cash paid for the Company’s operating leases was $2.7 million and $2.9 million, for the three months ended June 30, 2022 and 2021, respectively, and was $5.5 million and $6.4 million for the six months ended June 30, 2022 and 2021, respectively. The Company obtained $748 thousand in ROU assets in exchange for lease liabilities for two operating leases during the six months ended June 30, 2022.

The Company’s future undiscounted cash payments associated with its operating leases as of June 30, 2022 are summarized below (dollars in thousands).

Remaining 2022	$5,309
2023	10,044
2024	9,241
2025	8,693
2026	7,672
2027	4,811
Thereafter	6,565
Total undiscounted lease payments	$52,335

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of June 30, 2022 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$79,273	$7,483	$2,996	$—	$89,752
Unused capacity on Warehouse Purchase Program loans	1,607,377	—	—	—	1,607,377
Commitments to extend credit	1,794,996	1,404,219	149,090	1,657,926	5,006,231
Total	$3,481,646	$1,411,702	$152,086	$1,657,926	$6,703,360

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At June 30, 2022 and December 31, 2021, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $29.9 million.

10. OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Three Months Ended June 30,
	2022			2021
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive (loss) income:
Securities available for sale:
Change in unrealized (loss) gain during period	$(598)	$125	$(473)	$424	$(89)	$335
Total securities available for sale	(598)	125	(473)	424	(89)	335
Total other comprehensive (loss) income	$(598)	$125	$(473)	$424	$(89)	$335

	Six Months Ended June 30,
	2022			2021
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive (loss) income:
Securities available for sale:
Change in unrealized (loss) gain during period	$(773)	$162	$(611)	$420	$(88)	$332
Total securities available for sale	(773)	162	(611)	420	(88)	332
Total other comprehensive (loss) income	$(773)	$162	$(611)	$420	$(88)	$332

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2021	$1,809	$1,809
Other comprehensive loss	(611)	(611)
Balance at June 30, 2022	$1,198	$1,198

Balance at December 31, 2020	$769	$769
Other comprehensive income	332	332
Balance at June 30, 2021	$1,101	$1,101

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2022 and December 31, 2021.

	June 30, 2022			December 31, 2021
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$7,479	$233	$1	$8,411	$237	$—
Forward mortgage-backed securities trades	14,750	82	36	22,250	18	18
Commercial loan interest rate swaps and caps:
Loan customer counterparty	186,576	—	3,473	198,683	4,124	—
Financial institution counterparty	186,576	3,473	—	198,683	—	4,124

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at June 30, 2022 and December 31, 2021 are presented in the following table.

	Weighted-Average Interest Rate
	June 30, 2022		December 31, 2021
	Received	Paid	Received	Paid
Loan customer counterparty	2.53%	1.65%	2.64%	0.80%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $3.5 million at June 30, 2022 and $4.1 million at December 31, 2021. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was zero at June 30, 2022. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was zero at June 30, 2022 and $4.3 million at December 31, 2021.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2022	2021	2022	2021
	(Dollars in thousands)
Interest rate lock commitments	$173	$630	$(5)	$630
Forward mortgage-backed securities trades	163	(35)	479	(35)

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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation (“Bancshares”), is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank (the “Bank,” and together with Bancshares, the “Company”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of June 30, 2022, the Bank operated 272 full-service banking locations; with 65 in the Houston area including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 62 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $37.39 billion at June 30, 2022 compared with $37.83 billion at December 31, 2021, a decrease of $446.7 million or 1.2%. Total loans were $18.21 billion at June 30, 2022 compared with $18.62 billion at December 31, 2021, a decrease of $407.3 million or 2.2%. Total deposits were $29.87 billion at June 30, 2022 compared with $30.77 billion at December 31, 2021, a decrease of $906.1 million or 2.9%. Total shareholders’ equity was $6.52 billion at June 30, 2022 compared with $6.43 billion at December 31, 2021, an increase of $94.6 million or 1.5%.

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

The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on expected losses on impaired loans and PCD loans; and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. For further discussion of the methodology used in the determination of the allowance for credit losses on loans, see “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses” and “Financial Condition—Allowance for Credit Losses on Loans” below.

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

COVID-19 PANDEMIC

The Company continues to monitor the latest developments regarding a novel strain of coronavirus disease (“COVID-19”). Although the restrictions previously imposed on businesses and activities by the states of Texas and Oklahoma remained lifted as of June 30, 2022, it is possible that some restrictions could be re-introduced if the number of cases were to increase due to the emergence of a new variant of COVID-19 or otherwise. The COVID-19 pandemic has resulted in significant economic uncertainties that have had, and could continue to have, an adverse impact on the Company’s operating income, financial condition and cash flows. The extent to which the COVID-19 pandemic will impact the Company’s operations and financial results during 2022 cannot be reasonably or reliably estimated at this time.

Since the implementation of the Paycheck Protection Program (“PPP”) in 2020, the Company has obtained Small Business Administration approvals on approximately 18,700 loans totaling $2.04 billion and, as of June 30, 2022, had an outstanding balance of 237 loans totaling $27.6 million.

In response to the COVID-19 pandemic, the Company provided relief to its loan customers through loan extensions and deferrals beginning in March 2020 to selected borrowers on a case-by-case basis. The Company’s troubled debt restructurings do not include loan modifications related to COVID-19. As of June 30, 2022, the Company had no outstanding loans subject to deferral and modification agreements.

RESULTS OF OPERATIONS

Net income available to common shareholders was $128.5 million for the quarter ended June 30, 2022 compared with $130.6 million for the same period in 2021, a decrease of $2.1 million or 1.6%. Net income per diluted common share was $1.40 for the quarter ended June 30, 2022 compared with $1.41 for the same period in 2021. The Company posted annualized returns on average common equity of 7.84% and 8.31%, annualized returns on average assets of 1.36% and 1.45% and efficiency ratios of 43.12% and 40.96% for the quarters ended June 30, 2022 and 2021, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale or write-down of assets and securities are not included. Additionally, taxes are not part of this calculation.

Net income available to common shareholders was $250.8 million for the six months ended June 30, 2022 compared with $263.9 million for the same period in 2021, a decrease of $13.1 million or 5.0%. Net income per diluted common share was $2.73 for the six months ended June 30, 2022 compared with $2.84 for the same period in 2021, a decrease of 3.9%. The Company posted annualized returns on average common equity of 7.69% and 8.46%, annualized returns on average assets of 1.32% and 1.49% and efficiency ratios of 43.40% and 41.11% for the six months ended June 30, 2022 and 2021, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended June 30, 2022

Net interest income before the provision for credit losses was $248.5 million for the quarter ended June 30, 2022, an increase of $3.1 million or 1.3%, compared with $245.4 million for the same period in 2021.

Interest income on loans was $192.8 million for the quarter ended June 30, 2022, a decrease of $24.0 million or 11.1%, compared with $216.8 million for the same period in 2021. The change was primarily due to a decrease in loan interest income (including a decrease in PPP fees and interest income of $10.4 million) and loan discount accretion of $12.1 million.

Interest income on securities was $64.1 million for the quarter ended June 30, 2022, an increase of $20.4 million or 46.7%, compared with $43.7 million for the same period in 2021, primarily due to an increase in the average balances and average rates on investment securities.

Average interest-bearing liabilities were $20.13 billion for the quarter ended June 30, 2022, an increase of $607.4 million or 3.1%, compared with $19.52 billion for the same period in 2021, primarily due to an increase in interest-bearing demand deposits and savings and money market deposits, partially offset by a decrease in certificates and other time deposits.

The net interest margin on a tax-equivalent basis was 2.97% for the quarter ended June 30, 2022, a decrease of 14 basis points or 4.5% compared with 3.11% for the same period in 2021. The change was primarily due to a decrease in loan discount accretion of $12.1 million and a decrease in PPP fees and interest income of $10.4 million, partially offset by an increase in the average balances and average rates on investment securities and a decrease in the average rate on interest-bearing liabilities.

For the Six Months Ended June 30, 2022

Net interest income before the provision for credit losses was $488.4 million for the six months ended June 30, 2022, a decrease of $11.6 million or 2.3%, compared with $500.0 million for the same period in 2021.  The change was primarily due to a decrease in the average balances and average rates on loans, a decrease in loan discount accretion of $23.3 million and a decrease in PPP fees and interest income of $22.2 million, partially offset by an increase in the average balance on investment securities and a decrease in the average rate on interest-bearing liabilities.

Interest income on loans was $385.8 million for the six months ended June 30, 2022, a decrease of $64.1 million or 14.2%, compared with $449.9 million for the same period in 2021. The change was primarily due to a decrease in the average balances and average rates on loans, a decrease in loan discount accretion of $23.3 million and a decrease in PPP fees and interest income of $22.2 million.

Interest income on securities was $119.1 million for the six months ended June 30, 2022, an increase of $36.7 million or 44.6%, compared with $82.4 million for the same period in 2021, primarily due to an increase in the average balances and average rates on investment securities.

Average interest-bearing liabilities were $20.43 billion for the six months ended June 30, 2022, an increase of $1.20 billion or 6.2%, compared with $19.23 billion for the same period in 2021, primarily due to an increase in interest-bearing demand deposits and savings and money market deposits, partially offset by decreases in certificates and other time deposits.

The net interest margin on a tax-equivalent basis was 2.92% for the six months ended June 30, 2022, a decrease of 34 basis points or 10.4%, compared with 3.26% for the six months ended June 30, 2021. The change was primarily due to a decrease in loan discount accretion of $23.3 million, a decrease in PPP fees and interest income of $22.2 million and an increase in the average balance on investment securities, partially offset by a decrease in the average rate on interest-bearing liabilities.

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

	Three Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$3,199	$40	5.02%	$13,716	$109	3.19%
Loans held for investment	16,799,609	182,286	4.35%	17,305,259	200,817	4.65%
Loans held for investment - Warehouse Purchase Program	1,257,521	10,444	3.33%	1,984,305	15,877	3.21%
Total loans	18,060,329	192,770	4.28%	19,303,280	216,803	4.50%
Investment securities	14,989,666	64,111	1.72%	11,180,948	43,708	1.57%
Federal funds sold and other earning assets	540,907	925	0.69%	1,221,993	340	0.11%
Total interest-earning assets	33,590,902	257,806	3.08%	31,706,221	260,851	3.30%
Allowance for credit losses on loans	(284,550)			(306,059)
Noninterest-earning assets	4,448,060			4,695,860
Total assets	$37,754,412			$36,096,022

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$6,437,614	$2,154	0.13%	$6,281,068	$5,471	0.35%
Savings and money market deposits	10,702,273	4,473	0.17%	9,872,624	5,490	0.22%
Certificates and other time deposits	2,409,663	2,014	0.34%	2,980,186	4,327	0.58%
Other borrowings	112,582	450	1.60%	—	—	—
Securities sold under repurchase agreements	463,108	244	0.21%	383,975	164	0.17%
Total interest-bearing liabilities	20,125,240	9,335	0.19%	19,517,853	15,452	0.32%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	10,855,802			10,062,085
Allowance for credit losses on off-balance sheet credit exposures	29,947			29,947
Other liabilities	186,344			198,748
Total liabilities	31,197,333			29,808,633
Shareholders' equity	6,557,079			6,287,389
Total liabilities and shareholders' equity	$37,754,412			$36,096,022

Net interest rate spread			2.89%			2.98%
Net interest income and margin (2) (3)		$248,471	2.97%		$245,399	3.10%
Net interest income and margin (tax equivalent) (4)		$248,916	2.97%		$245,985	3.11%

(1)	Annualized and based on average balances on an actual 365-day basis for the three months ended June 30, 2022 and 2021.
(2)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(4)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% and other applicable effective tax rates.

	Six Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$3,901	$80	4.14%	$23,468	$347	2.98%
Loans held for investment	16,756,345	365,319	4.40%	17,292,235	414,795	4.84%
Loans held for investment - Warehouse Purchase Program	1,263,132	20,396	3.26%	2,175,888	34,736	3.22%
Total loans	18,023,378	385,795	4.32%	19,491,591	449,878	4.65%
Investment securities	14,384,681	119,122	1.67%	10,170,508	82,385	1.63%
Federal funds sold and other earning assets	1,333,800	1,772	0.27%	1,363,533	691	0.10%
Total interest-earning assets	33,741,859	506,689	3.03%	31,025,632	532,954	3.46%
Allowance for credit losses on loans	(285,118)			(310,798)
Noninterest-earning assets	4,453,117			4,609,640
Total assets	$37,909,858			$35,324,474

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$6,605,431	$4,606	0.14%	$6,197,235	$11,414	0.37%
Savings and money market deposits	10,785,902	8,499	0.16%	9,647,594	11,243	0.24%
Certificates and other time deposits	2,522,966	4,290	0.34%	3,005,761	9,993	0.67%
Other borrowings	56,602	450	1.60%	—	—	—
Securities sold under repurchase agreements	457,612	429	0.19%	380,339	323	0.17%
Total interest-bearing liabilities	20,428,513	18,274	0.18%	19,230,929	32,973	0.35%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	10,746,819			9,636,800
Allowance for credit losses on off-balance sheet credit exposures	29,947			29,947
Other liabilities	181,157			184,023
Total liabilities	31,386,436			29,081,699
Shareholders' equity	6,523,422			6,242,775
Total liabilities and shareholders' equity	$37,909,858			$35,324,474

Net interest rate spread			2.85%			3.11%
Net interest income and margin (2) (3)		$488,415	2.92%		$499,981	3.25%
Net interest income and margin (tax equivalent) (4)		$489,332	2.92%		$501,203	3.26%

(1)	Annualized and based on average balances on an actual 365-day basis for the six months ended June 30, 2022 and 2021.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022 vs. 2021			2022 vs. 2021
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$(84)	$15	$(69)	$(289)	$22	$(267)
Loans held for investment (1)	(5,868)	(12,663)	(18,531)	(12,855)	(36,621)	(49,476)
Loans held for investment - Warehouse Purchase Program	(5,815)	382	(5,433)	(14,571)	231	(14,340)
Investment securities (1)	14,889	5,514	20,403	34,136	2,601	36,737
Federal funds sold and other earning assets	(190)	775	585	(15)	1,096	1,081
Total increase (decrease) in interest income	2,932	(5,977)	(3,045)	6,406	(32,671)	(26,265)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	136	(3,453)	(3,317)	752	(7,560)	(6,808)
Savings and money market deposits	461	(1,478)	(1,017)	1,327	(4,071)	(2,744)
Certificates and other time deposits (1)	(828)	(1,485)	(2,313)	(1,605)	(4,098)	(5,703)
Other borrowings	—	450	450	—	450	450
Securities sold under repurchase agreements	34	46	80	66	40	106
Total increase (decrease) in interest expense	(197)	(5,920)	(6,117)	540	(15,239)	(14,699)
Increase (decrease) in net interest income	$3,129	$(57)	$3,072	$5,866	$(17,432)	$(11,566)

(1)	Includes impact of purchase accounting adjustments.

Provision for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss provisions when necessary. Provisions for credit losses are charged to income to bring the total allowance for credit losses on loans and off-balance sheet credit exposures to a level deemed appropriate by management of the Company based on such factors as historical lifetime credit loss experience, the amount of nonperforming loans and related collateral, the volume growth and composition of the loan portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the loan portfolio through the internal loan review process and other relevant factors.

Loans are charged off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.

The Company had no provision for credit losses for the quarters ended June 30, 2022 and 2021 and for the six months ended June 30, 2022 and 2021.

Net charge-offs were $1.2 million for the quarter ended June 30, 2022 compared with net charge-offs of $4.3 million for the quarter ended June 30, 2021. Net charge-offs for the three months ended June 30, 2022 did not include any purchased credit deteriorated (“PCD”) loans and $1.4 million of specific reserves on resolved PCD loans was released to the general reserve.

Net charge-offs were $2.4 million for the six months ended June 30, 2022 compared with $13.2 million for the six months ended June 30, 2021. Net charge-offs for the six months ended June 30, 2022 did not include any PCD loans and $2.0 million of specific reserves on resolved PCD loans was released to the general reserve during the period.

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

Noninterest income totaled $37.6 million for the three months ended June 30, 2022 compared with $35.6 million for the same period in 2021, an increase of $2.0 million or 5.7%. Noninterest income totaled $72.7 million for the six months ended June 30, 2022 compared with $69.6 million for the same period in 2021, an increase of $3.2 million or 4.5%. The change in both periods was primarily due to an increase in NSF income, a net gain on the sale or write-down of assets and increase in other noninterest income, partially offset by a decrease in mortgage income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$8,484	$6,560	$16,608	$13,247
Credit card, debit card and ATM card income	8,880	8,918	17,059	16,949
Service charges on deposit accounts	6,365	6,062	12,576	12,040
Trust income	2,875	2,276	5,578	5,113
Mortgage income	502	2,914	957	6,221
Brokerage income	917	795	1,809	1,506
Bank owned life insurance income	1,293	1,294	2,576	2,586
Net gain (loss) on sale or write-down of assets	1,108	(244)	1,797	(323)
Other	7,170	6,981	13,756	12,225
Total noninterest income	$37,594	$35,556	$72,716	$69,564

Noninterest Expense

Noninterest expense totaled $122.9 million for the quarter ended June 30, 2022 compared with $115.2 million for the quarter ended June 30, 2021, an increase of $7.7 million or 6.7%. Noninterest expense totaled $242.7 million for the six months ended June 30, 2022 compared with $234.3 million for the six months ended June 30, 2021, an increase of $8.5 million or 3.6%. The change in both periods was primarily due to an increase in salaries and benefits, the change in net other real estate expense, an increase in credit and debit card and data processing expense and an increase in other noninterest expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Salaries and employee benefits (1)	$80,371	$75,611	$159,782	$155,648
Non-staff expenses:
Net occupancy and equipment	8,039	8,046	15,887	15,879
Credit and debit card, data processing and software amortization	9,246	8,718	18,095	16,951
Regulatory assessments and FDIC insurance	2,851	2,670	5,701	5,340
Core deposit intangibles amortization	2,581	2,887	5,201	5,818
Depreciation	4,539	4,513	9,086	9,053
Communications (2)	3,206	2,982	6,125	5,881
Net other real estate expense (income) (3)	209	(1,641)	(198)	(2,284)
Other	11,836	11,405	23,049	21,981
Total noninterest expense	$122,878	$115,191	$242,728	$234,267

(1)

Includes stock-based compensation expense of $2.7 million and $3.1 million for the three months ended June 30, 2022 and 2021, respectively, and $5.6 million and $6.5 million for the six months ended June 30, 2022 and 2021, respectively.

(2)	Communications expense includes telephone, data circuits, postage and courier expenses.
(3)	Net other real estate income is comprised of rental expense, rental income and gains and losses on sales of real estate.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense totaled $34.7 million for the three months ended June 30, 2022 compared with $35.2 million for the same period in 2021, a decrease of $456 thousand or 1.3%. Income tax expense totaled $67.6 million for the six months ended June 30, 2022 compared with $71.4 million for the same period in 2021, a decrease of $3.8 million or 5.3%. The Company’s effective tax rate for the three months ended June 30, 2022 and 2021 was 21.3% and 21.2%, respectively. The Company’s effective tax rate for the six months ended June 30, 2022 and 2021 was 21.2% and 21.3%, respectively.

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

	June 30, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$3,350	$—	$—	$—	$3,350
Commercial and industrial	1,645,051	766,115	185,351	17,099	2,613,616
Warehouse purchase program	1,137,623	—	—	—	1,137,623
Real estate:
Construction, land development and other land loans	2,327,189	126,941	6,174	222	2,460,526
1-4 family residential (includes home equity)	5,196,410	250,045	639,120	—	6,085,575
Commercial real estate (includes multi-family residential)	3,761,395	462,963	696,702	46,602	4,967,662
Farmland	450,707	7,387	16,012	209	474,315
Agriculture	162,870	28,689	86	—	191,645
Consumer and other	228,459	33,982	12,091	—	274,532
Total loans held for investment	14,909,704	1,676,122	1,555,536	64,132	18,205,494
Total	$14,913,054	$1,676,122	$1,555,536	$64,132	$18,208,844

	December 31, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$7,274	$—	$—	$—	$7,274
Commercial and industrial	1,658,807	763,745	263,461	25,807	2,711,820
Warehouse purchase program	1,775,699	—	—	—	1,775,699
Real estate:
Construction, land development and other land loans	2,163,895	126,886	8,661	273	2,299,715
1-4 family residential (includes home equity)	4,524,726	287,451	849,084	173	5,661,434
Commercial real estate (includes multi-family residential)	3,807,192	465,588	928,336	50,252	5,251,368
Farmland	411,818	9,176	20,190	1,159	442,343
Agriculture	145,516	32,363	116	—	177,995
Consumer and other	251,441	19,600	16,048	1,407	288,496
Total loans held for investment	14,739,094	1,704,809	2,085,896	79,071	18,608,870
Total	$14,746,368	$1,704,809	$2,085,896	$79,071	$18,616,144

At June 30, 2022, total loans were $18.21 billion, a decrease of $407.3 million or 2.2%, compared with $18.62 billion at December 31, 2021. Loans at June 30, 2022 included $3.4 million of loans held for sale and $1.14 billion of Warehouse Purchase Program loans compared with $7.3 million of loans held for sale and $1.78 billion of Warehouse Purchase Program loans at December 31, 2021. At June 30, 2022, loans represented 48.7% of total assets compared with 49.2% of total assets at December 31, 2021.

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

Included in commercial and industrial loans are (1) commitments to oil and gas producers largely secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of June 30, 2022, oil and gas loans totaled $430.3 million (net of discount and excluding PPP loans totaling $8.2 million) or 2.4% of total loans, compared with total oil and gas loans of $491.3 million (net of discount and excluding PPP loans totaling $27.9 million) or 2.6% of total loans as of December 31, 2021. In addition, as of June 30, 2022, the Company had total unfunded commitments to oil and gas companies of $466.7 million compared with total unfunded commitments to oil and gas companies of $419.0 million as of December 31, 2021. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

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

Nonperforming assets decreased $5.9 million, or 21.0%, to $22.2 million at June 30, 2022 compared with $28.1 million at December 31, 2021, of which $9.1 million and $7.1 million, respectively, were attributable to acquired loans. The decrease in nonperforming assets was primarily due to a $8.5 million decrease in nonaccrual loans in the commercial real estate, commercial and industrial and construction, land development and other land loans portfolios, partially offset by a $2.8 million increase in nonaccrual loans in the 1-4 family residential loans portfolio.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated:

	June 30, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$11,474	$2,549	$6,428	$168	$20,619
Accruing loans 90 or more days past due	13	—	—	—	13
Total nonperforming loans	11,487	2,549	6,428	168	20,632
Repossessed assets	—	—	—	—	—
Other real estate	1,555	—	—	—	1,555
Total nonperforming assets	$13,042	$2,549	$6,428	$168	$22,187

Nonperforming assets to total loans and other real estate by category	0.09%	0.15%	0.41%	0.26%	0.12%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.09%	0.15%	0.41%	0.26%	0.13%
Nonaccrual loans to total loans	0.08%	0.15%	0.41%	0.26%	0.11%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.08%	0.15%	0.41%	0.26%	0.12%

	December 31, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$19,712	$630	$5,759	$168	$26,269
Accruing loans 90 or more days past due	770	117	—	—	887
Total nonperforming loans	20,482	747	5,759	168	27,156
Repossessed assets	310	—	—	—	310
Other real estate	223	—	399	—	622
Total nonperforming assets	$21,015	$747	$6,158	$168	$28,088

Nonperforming assets to total loans and other real estate by category	0.14%	0.04%	0.30%	0.21%	0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.16%	0.04%	0.30%	0.21%	0.17%
Nonaccrual loans to total loans	0.13%	0.04%	0.28%	0.21%	0.14%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.15%	0.04%	0.28%	0.21%	0.16%

(1)	Includes troubled debt restructurings of $933 thousand and $4.2 million as of June 30, 2022 and December 31, 2021, respectively.
(2)	There were no nonperforming or troubled debt restructurings of Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

Nonperforming assets were 0.12% of total loans and other real estate at June 30, 2022 and 0.15% of total loans and other real estate at December 31, 2021. The allowance for credit losses as a percentage of total nonperforming loans was 1,376.3% at June 30, 2022 and 1,054.6% at December 31, 2021.

Allowance for Credit Losses on Loans

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses on loans which it believes is adequate as of June 30, 2022 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

In determining the amount of the general valuation allowance, management considers factors such as historical lifetime loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, other qualitative risk factors both internal and external to the Company and other relevant factors. Historical lifetime loan loss experience is determined by utilizing an open-pool (“cumulative loss rate”) methodology. Adjustments to the historical lifetime loan loss experience are made for differences in current loan pool risk characteristics such as portfolio concentrations, delinquency, non-accrual, and watch list levels, as well as changes in current and forecasted economic conditions such as unemployment rates, property and collateral values, and other indices relating to economic activity. The utilization of reasonable and supportable forecasts includes an immediate reversion to lifetime historical loss rates. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

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

As described in the section captioned “Critical Accounting Policies” above, the Company’s determination of the allowance for credit losses involves a high degree of judgment and complexity. The Company’s analysis of qualitative, or environmental, factors on pools of loans with common risk characteristics, in combination with the quantitative historical lifetime loss information and specific reserves, provides the Company with an estimate of lifetime losses. The allowance must reflect changes in the balance of loans subject to the allowance methodology, as well as the estimated lifetime losses associated with those loans. The allowance for credit losses on loans as of June 30, 2022 totaled $284.0 million or 1.56% of total loans, including acquired loans with discounts, a decrease of $2.4 million or 0.8% compared to the allowance for credit losses on loans totaling $286.4 million or 1.54% of total loans, including acquired loans with discounts, as of December 31, 2021.  For further discussion on the provision for credit losses, see “Results of Operations—Provision for Credit Losses” above.

The following tables present, as of and for the periods indicated, information regarding the allowance for credit losses on loans differentiated between originated loans and acquired loans. Reported net charge-offs may include those from Non-PCD loans and PCD loans, but only if the total charge-off required is greater than the remaining discount.

	As of and for the Six Months Ended June 30, 2022
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$13,838,584	$4,184,794	$18,023,378
Gross loans outstanding at end of period	$14,913,054	$3,295,790	$18,208,844
Allowance for credit losses on loans at beginning of period	$186,736	$99,644	$286,380
Provision for credit losses	10,359	(10,359)	—
Charge-offs:
Commercial and industrial	(609)	(54)	(663)
Real estate and agriculture	(686)	(43)	(729)
Consumer and other	(2,526)	(149)	(2,675)
Recoveries:
Commercial and industrial	707	139	846
Real estate and agriculture	317	15	332
Consumer and other	425	43	468
Net charge-offs(1)	(2,372)	(49)	(2,421)
Allowance for credit losses on loans at end of period	$194,723	$89,236	$283,959
Ratio of allowance to end of period loans	1.31%	2.71%	1.56%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.41%	2.71%	1.66%
Ratio of net charge-offs to average loans (annualized)	0.03%	0.00%	0.03%
Ratio of allowance to end of period nonperforming loans	1,695.2%	975.8%	1,376.3%
Ratio of allowance to end of period nonaccrual loans	1,697.1%	975.8%	1,377.2%

	As of and for the Six Months Ended June 30, 2021
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$14,095,669	$5,395,922	$19,491,591
Gross loans outstanding at end of period	$14,494,085	$4,757,700	$19,251,785
Allowance for credit losses on loans at beginning of period	$150,630	$165,438	$316,068
Provision for credit losses	25,084	(25,084)	—
Charge-offs:
Commercial and industrial	(3,464)	(2,234)	(5,698)
Real estate and agriculture	(745)	(6,588)	(7,333)
Consumer and other	(1,423)	(231)	(1,654)
Recoveries:
Commercial and industrial	527	58	585
Real estate and agriculture	261	11	272
Consumer and other	548	96	644
Net charge-offs (1)	(4,296)	(8,888)	(13,184)
Allowance for credit losses on loans at end of period	$171,418	$131,466	$302,884
Ratio of allowance to end of period loans	1.18%	2.76%	1.57%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.38%	2.76%	1.77%
Ratio of net charge-offs to average loans (annualized)	0.06%	0.33%	0.14%
Ratio of allowance to end of period nonperforming loans	673.4%	1,695.2%	912.0%
Ratio of allowance to end of period nonaccrual loans	679.2%	1,720.5%	921.2%

(1)	There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $3.8 million during the six months ended June 30, 2022. Partially offsetting these charge-offs were recoveries on originated loans of $1.4 million. Gross charge-offs on acquired loans were $246 thousand during the six months ended June 30, 2022. Partially offsetting these charge-offs were recoveries on acquired loans of $197 thousand. Total charge-offs for the six months ended June 30, 2022 were $4.1 million, partially offset by total recoveries of $1.6 million.

The following table shows the allocation of the net charge-offs among various categories of loans as of the dates indicated.

	June 30, 2022		June 30, 2021
	Amount	Ratio of Net Charge-offs to Total Average Loans (Annualized)	Amount	Ratio of Net Charge-offs to Total Average Loans (Annualized)
	(Dollars in thousands)
Balance of net (charge-offs) recoveries applicable to:
Commercial and industrial	$183	0.00%	$(5,113)	0.05%
Real estate:
Construction, land development and other land loans	(425)	0.00%	110	0.00%
1-4 family residential (including home equity)	(55)	0.00%	(41)	0.00%
Commercial real estate (including multi-family residential)	(29)	0.00%	(7,106)	0.07%
Agriculture (includes farmland)	112	0.00%	(24)	0.00%
Consumer and other	(2,207)	0.02%	(1,010)	0.01%
Total net charge-offs	$(2,421)	0.03%	$(13,184)	0.14%

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

	June 30, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$31,775	$29,679	$7,510	$6,730	$75,694	15.3%
Real estate	150,906	11,359	15,015	16,556	193,836	79.2%
Agriculture and agriculture real estate	7,384	809	133	12	8,338	3.9%
Consumer and other	4,658	1,136	297	—	6,091	1.6%
Total allowance for credit losses on loans	$194,723	$42,983	$22,955	$23,298	$283,959	100.0%

	December 31, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$32,977	$29,525	$10,944	$6,966	$80,412	16.1%
Real estate	141,801	11,630	20,282	16,899	190,612	78.5%
Agriculture and agriculture real estate	6,636	943	168	12	7,759	3.7%
Consumer and other	5,322	471	397	1,407	7,597	1.7%
Total allowance for credit losses on loans	$186,736	$42,569	$31,791	$25,284	$286,380	100.0%

(1)	Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

The allowance for credit losses totaled $284.0 million at June 30, 2022 and $286.4 million at December 31, 2021. The allowance for credit losses totaled 1.56% of total loans at June 30, 2022 and 1.54% of total loans at December 31, 2021.

At June 30, 2022, $194.7 million of the allowance for credit losses was attributable to originated loans, an increase of $8.0 million or 4.3% compared with $186.7 million of the allowance at December 31, 2021. At June 30, 2022, $43.0 million of the allowance for credit losses was attributable to re-underwritten acquired loans compared with $42.6 million of the allowance at December 31, 2021, an increase of $414 thousand or 1.0%. At June 30, 2022, $23.0 million of the allowance for credit losses was attributable to Non-PCD loans compared with $31.8 million of the allowance at December 31, 2021, a decrease of $8.8 million or 27.8%. At June 30, 2022, $23.3 million of the allowance for credit losses was attributable to PCD loans compared with $25.3 million of the allowance at December 31, 2021, a decrease of $2.0 million or 7.9%.

At June 30, 2022, the Company had $7.7 million of total outstanding accretable discounts on Non-PCD loans and PCD loans.

The Company believes that the allowance for credit losses on loans at June 30, 2022 is adequate to absorb expected lifetime losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at June 30, 2022.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of June 30, 2022 and December 31, 2021, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

Securities

The carrying cost of securities totaled $14.91 billion at June 30, 2022 compared with $12.82 billion at December 31, 2021, an increase of $2.09 billion or 16.3%. At June 30, 2022, securities represented 39.9% of total assets compared with 33.9% of total assets at December 31, 2021.

The amortized cost and fair value of investment securities were as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$403,040	$1,470	$(754)	$403,756
Mortgage-backed securities	105,160	1,083	(282)	105,961
Total	$508,200	$2,553	$(1,036)	$509,717
Held to Maturity
States and political subdivisions	$131,638	$1,888	$(3,332)	$130,194
Corporate debt securities	12,000	—	—	12,000
Collateralized mortgage obligations	220,980	—	(15,370)	205,610
Mortgage-backed securities	14,037,978	625	(1,387,214)	12,651,389
Total	$14,402,596	$2,513	$(1,405,916)	$12,999,193

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$483,761	$1,942	$(32)	$485,671
Mortgage-backed securities	28,881	550	(170)	29,261
Total	$512,642	$2,492	$(202)	$514,932
Held to Maturity
States and political subdivisions	$132,620	$5,968	$(114)	$138,474
Collateralized mortgage obligations	39,675	483	(78)	40,080
Mortgage-backed securities	12,131,674	87,967	(146,982)	12,072,659
Total	$12,303,969	$94,418	$(147,174)	$12,251,213

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

As of June 30, 2022, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2022, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of June 30, 2022, the Company’s municipal securities represent 0.9% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of June 30, 2022, management believes that there is no potential for material credit losses on held to maturity securities.

Deposits

Total deposits were $29.87 billion at June 30, 2022 compared with $30.77 billion at December 31, 2021, a decrease of $906.1 million or 2.9%. At June 30, 2022, noninterest-bearing deposits totaled $11.03 billion, an increase of $282.2 million or 2.6% compared with $10.75 billion at December 31, 2021. Interest-bearing deposits totaled $18.83 billion at June 30, 2022 compared with $20.02 billion at December 31, 2021, a decrease of $1.19 billion or 5.9%, primarily due to a decrease in public fund deposits.

Average deposits for the six months ended June 30, 2022 were $30.66 billion, an increase of $2.17 billion or 7.6%, compared with $28.49 billion for the six months ended June 30, 2021. The ratio of average interest-bearing deposits to total average deposits was 64.9% and 66.2% during the first six months of 2022 and 2021, respectively.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Six Months Ended June 30,
	2022		2021
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$6,605,431	0.14%	$6,197,235	0.37%
Regular savings	3,513,593	0.11%	3,038,715	0.11%
Money market savings	7,272,309	0.18%	6,608,879	0.29%
Certificates, IRAs and other time deposits	2,522,966	0.34%	3,005,761	0.67%
Total interest-bearing deposits	19,914,299	0.18%	18,850,590	0.35%
Noninterest-bearing demand deposits	10,746,819		9,636,800
Total deposits	$30,661,118	0.11%	$28,487,390	0.23%

(1)	Annualized and based on average balances on an actual 365-day basis for the six months ended June 30, 2022 and 2021.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
FHLB advances	$300,000	$—
Securities sold under repurchase agreements	481,785	448,099
Total	$781,785	$448,099

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2022, the Company had total funds of $14.18 billion available under this line. FHLB advances of $300.0 million were outstanding at June 30, 2022, at a weighted average rate of 1.75%. At June 30, 2022, the Company had no FHLB long-term notes payable balance.

Securities sold under repurchase agreements— At June 30, 2022, the Company had $481.8 million in securities sold under repurchase agreements with banking customers compared with $448.1 million at December 31, 2021, an increase of $33.7 million or 7.5%.  Repurchase agreements are generally settled on the following business day; however, approximately $5.5 million of the repurchase agreements outstanding at June 30, 2022 have maturity dates ranging from 6 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

LIBOR Transition

As of June 30, 2022 and December 31, 2021, LIBOR was used as an index rate for the Company’s interest-rate swaps and approximately 4.2% and 11.4% of the Company’s loan portfolio, respectively. On September 30, 2021, the Company began transitioning away from LIBOR to Secured Overnight Financing Rate (“SOFR”) or other alternative variable rate indexes for its interest-rate swaps and loans historically using LIBOR as an index.

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

As of June 30, 2022, the Company had outstanding $5.00 billion in commitments to extend credit, $89.8 million in commitments associated with outstanding standby letters of credit and $1.61 billion in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2022, the Company had cash and cash equivalents of $393.9 million compared with $2.55 billion at December 31, 2021, a decrease of $2.15 billion or 84.5%. The decrease was primarily due to the purchases of investment securities of $12.28 billion, payment of cash dividends of $95.5 million, repurchase of common stock of $65.7 million and a decrease in deposits of $906.0 million, partially offset by maturities of investment securities of $10.16 billion, a decrease in total loans of $404.5 million, proceeds from short-term borrowings of $300.0 million and net cash provided by operating activities of $315.2 million.

Share Repurchases

On January 18, 2022, Bancshares announced a stock repurchase program that authorized the repurchase of up to 5%, or approximately 4.6 million shares, of its outstanding common stock over a one-year period expiring on January 18, 2023, at the discretion of management. Under the stock repurchase program, Bancshares may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. Bancshares repurchased 981,884 shares of its common stock at an average weighted price of $66.90 during the three and six months ended June 30, 2022.

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments as of June 30, 2022 (other than deposit obligations and securities sold under repurchase agreements) are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its Federal Home Loan Bank (“FHLB”) advances as of June 30, 2022 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank advances	$300,000	$—	$—	$—	$300,000

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 17 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company has one sublease arrangement. Sublease income was $800 thousand for the three months ended June 30, 2022 and 2021 and was $1.6 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively.  As of June 30, 2022, operating lease ROU assets and lease liabilities were approximately $44.9 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of June 30, 2022, the weighted average of remaining lease terms of the Company’s operating leases was 5.8 years. The weighted average discount rate used to determine the lease liabilities as of June 30, 2022 for the Company’s operating leases was 2.18%. Cash paid for the Company’s operating leases was $2.7 million and $2.9 million for the three months ended June 30, 2022 and 2021, respectively, and was $5.5 million and $6.4 million for the six months ended June 30, 2022 and 2021, respectively. The Company obtained $748 thousand in ROU assets in exchange for lease liabilities for two operating leases during the six months ended June 30, 2022.

The Company’s future undiscounted cash payments associated with its operating leases as of June 30, 2022 are summarized below (dollars in thousands).

Remaining 2022	$5,309
2023	10,044
2024	9,241
2025	8,693
2026	7,672
2027	4,811
Thereafter	6,565
Total undiscounted lease payments	$52,335

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit expiring by period as of June 30, 2022 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$79,273	$7,483	$2,996	$—	$89,752
Unused capacity on Warehouse Purchase Program loans	1,607,377	—	—	—	1,607,377
Commitments to extend credit	1,794,996	1,404,219	149,090	1,657,926	5,006,231
Total	$3,481,646	$1,411,702	$152,086	$1,657,926	$6,703,360

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At June 30, 2022 and December 31, 2021, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $29.9 million.

Capital Resources

Total shareholders’ equity was $6.52 billion at June 30, 2022 compared with $6.43 billion at December 31, 2021, an increase of $94.6 million or 1.5%. The increase was primarily the result of net income of $250.8 million partially offset by dividend payments of $95.5 million and common stock repurchases of $65.7 million.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of June 30, 2022, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of June 30, 2022:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of June 30, 2022
The Company
CET1 capital (to risk weighted assets)	4.50%		7.00%	N/A	15.26%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	N/A	15.26%
Total capital (to risk weighted assets)	8.00%		10.50%	N/A	15.91%
Tier 1 capital (to average assets)	4.00%	(1)	4.00%	N/A	9.58%

The Bank
CET1 capital (to risk weighted assets)	4.50%		7.00%	6.50%	15.21%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	8.00%	15.21%
Total capital (to risk weighted assets)	8.00%		10.50%	10.00%	15.87%
Tier 1 capital (to average assets)	4.00%	(2)	4.00%	5.00%	9.55%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

a. None.

b. None.

c. The following table details the Company’s repurchases of shares of its common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)
April 1 - April 30, 2022	—	—	—	4,608,099
May 1 - May 31, 2022	591,499	66.89	591,499	4,016,600
June 1 - June 30, 2022	390,385	66.93	390,385	3,626,215
Total	981,884	$66.90	981,884

(1)

On January 18, 2022, the Company announced a stock repurchase program under which up to 5%, or approximately 4.61 million shares, of its outstanding common stock may be acquired over a one-year period expiring on January 18, 2023, at the discretion of management. Under the 2022 stock repurchase program, the Company may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” for additional information.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019 (File No. 001-35388))

4.1	Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 8/4/2022	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 8/4/2022	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer