Form 10-Q
period 2022-09-30
PROSPERITY BANCSHARES INC
filed 2022-11-04
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

As of October 31, 2022, there were 91,308,546 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$602,152	$2,547,739
Federal funds sold	244	241
Total cash and cash equivalents	602,396	2,547,980
Available for sale securities, at fair value	491,230	514,932
Held to maturity securities, at cost (fair value of $12,653,210 and $12,251,213, respectively)	14,315,257	12,303,969
Total securities	14,806,487	12,818,901
Loans held for sale	2,871	7,274
Loans held for investment	17,580,653	16,833,171
Loans held for investment - Warehouse Purchase Program	922,764	1,775,699
Total loans	18,506,288	18,616,144
Less: allowance for credit losses on loans	(282,179)	(286,380)
Loans, net	18,224,109	18,329,764
Accrued interest receivable	81,358	66,030
Goodwill	3,231,636	3,231,636
Core deposit intangibles, net	53,906	61,684
Bank premises and equipment, net	337,099	319,799
Other real estate owned	1,758	622
Bank owned life insurance (BOLI)	329,342	327,149
Federal Home Loan Bank of Dallas stock	78,955	8,901
Other assets	96,456	121,504
TOTAL ASSETS	$37,843,502	$37,833,970
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$11,154,143	$10,750,034
Interest-bearing	18,145,952	20,021,728
Total deposits	29,300,095	30,771,762
Other borrowings	1,165,000	—
Securities sold under repurchase agreements	454,304	448,099
Accrued interest payable	2,099	1,261
Allowance for credit losses on off-balance sheet credit exposures	29,947	29,947
Other liabilities	280,415	155,665
Total liabilities	31,231,860	31,406,734
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 91,210,296 issued and outstanding at September 30, 2022; 92,170,480 shares issued and outstanding at December 31, 2021	91,211	92,171
Capital surplus	3,538,719	3,595,023
Retained earnings	2,981,947	2,738,233
Accumulated other comprehensive (loss) income —net unrealized gain on available for sale securities, net of tax (benefit) expense of $(62) and $481, respectively	(235)	1,809
Total shareholders’ equity	6,611,642	6,427,236
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,843,502	$37,833,970

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$210,268	$213,821	$596,063	$663,699
Securities	68,761	46,217	187,883	128,602
Federal funds sold and other earning assets	525	302	2,297	993
Total interest income	279,554	260,340	786,243	793,294
INTEREST EXPENSE:
Deposits	14,669	11,578	32,064	44,228
Other borrowings	3,719	—	4,169	—
Securities sold under repurchase agreements	487	195	916	518
Total interest expense	18,875	11,773	37,149	44,746
NET INTEREST INCOME	260,679	248,567	749,094	748,548
PROVISION FOR CREDIT LOSSES	—	—	—	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	260,679	248,567	749,094	748,548
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,887	7,962	25,495	21,209
Credit card, debit card and ATM card income	8,889	8,837	25,948	25,786
Service charges on deposit accounts	6,222	6,115	18,798	18,155
Trust income	3,174	2,467	8,752	7,580
Mortgage income	340	1,396	1,297	7,617
Brokerage income	940	861	2,749	2,367
Net gain (loss) on sale or write-down of assets	50	255	1,847	(68)
Other	6,186	6,752	22,518	21,563
Total noninterest income	34,688	34,645	107,404	104,209
NONINTEREST EXPENSE:
Salaries and employee benefits	79,578	78,412	239,360	234,060
Net occupancy and equipment	8,412	8,165	24,299	24,044
Credit and debit card, data processing and software amortization	9,516	9,103	27,611	26,054
Regulatory assessments and FDIC insurance	2,807	2,497	8,508	7,837
Core deposit intangibles amortization	2,577	2,878	7,778	8,696
Depreciation	4,436	4,524	13,522	13,577
Communications	3,374	3,013	9,499	8,894
Net other real estate (income) expense	(15)	34	(213)	(2,250)
Other	11,529	11,189	34,578	33,170
Total noninterest expense	122,214	119,815	364,942	354,082
INCOME BEFORE INCOME TAXES	173,153	163,397	491,556	498,675
PROVISION FOR INCOME TAXES	37,333	34,807	104,920	106,165
NET INCOME	$135,820	$128,590	$386,636	$392,510
EARNINGS PER SHARE:
Basic	$1.49	$1.39	$4.22	$4.23
Diluted	$1.49	$1.39	$4.22	$4.23

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net income	$135,820	$128,590	$386,636	$392,510
Other comprehensive (loss) income, before tax:
Securities available for sale:
Change in unrealized (losses) gains during the period	(1,813)	1,089	(2,587)	1,509
Total other comprehensive (loss) income	(1,813)	1,089	(2,587)	1,509
Deferred tax benefit (expense) related to other comprehensive (loss) income	380	(229)	543	(317)
Other comprehensive (loss) income, net of tax	(1,433)	860	(2,044)	1,192
Comprehensive income	$134,387	$129,450	$384,592	$393,702

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT JUNE 30, 2022	91,195,646	$91,196	$3,535,877	$2,893,556	$1,198	$6,521,827
Net income				135,820		135,820
Other comprehensive loss					(1,433)	(1,433)
Common stock issued in connection with the issuance of restricted stock awards, net	14,650	15	(15)			—
Common stock repurchase	—	—	—			—
Stock based compensation expense			2,857			2,857
Cash dividends declared, $0.52 per share				(47,429)		(47,429)
BALANCE AT SEPTEMBER 30, 2022	91,210,296	$91,211	$3,538,719	$2,981,947	$(235)	$6,611,642

Nine Months Ended
BALANCE AT DECEMBER 31, 2021	92,170,480	$92,171	$3,595,023	$2,738,233	$1,809	$6,427,236
Net income				386,636		386,636
Other comprehensive loss					(2,044)	(2,044)
Common stock issued in connection with the issuance of restricted stock awards, net	21,700	22	(22)			—
Common stock repurchase	(981,884)	(982)	(64,739)			(65,721)
Stock based compensation expense			8,457			8,457
Cash dividends declared, $1.56 per share				(142,922)		(142,922)
BALANCE AT SEPTEMBER 30, 2022	91,210,296	$91,211	$3,538,719	$2,981,947	$(235)	$6,611,642

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT JUNE 30, 2021	92,934,789	$92,935	$3,640,266	$2,576,035	$1,101	$6,310,337
Net income				128,590		128,590
Other comprehensive income					860	860
Common stock issued in connection with the issuance of restricted stock awards, net	(7,200)	(7)	7			—
Common stock repurchase	(767,134)	(767)	(51,322)			(52,089)
Stock based compensation expense			2,998			2,998
Cash dividends declared, $0.49 per share				(45,255)		(45,255)
BALANCE AT SEPTEMBER 30, 2021	92,160,455	$92,161	$3,591,949	$2,659,370	$1,961	$6,345,441

Nine Months Ended
BALANCE AT DECEMBER 31, 2020	92,570,789	$92,571	$3,634,140	$2,403,189	$769	$6,130,669
Net income				392,510		392,510
Other comprehensive income					1,192	1,192
Common stock issued in connection with the issuance of restricted stock awards, net	356,800	357	(357)			—
Common stock repurchase	(767,134)	(767)	(51,322)			(52,089)
Stock based compensation expense			9,488			9,488
Cash dividends declared, $1.47 per share				(136,329)		(136,329)
BALANCE AT SEPTEMBER 30, 2021	92,160,455	92,161	3,591,949	2,659,370	1,961	6,345,441

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$386,636	$392,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	21,300	22,273
Provision for credit losses	—	—
Net amortization of premium on investments	34,254	42,421
Net gain on sale of other real estate and repossessed assets	(820)	(2,722)
Net (gain) loss on sale or write-down of premises and equipment	(1,847)	68
Net accretion of discount on loans	(6,488)	(33,912)
Net amortization of premium on deposits	(252)	(1,035)
Net gain on sale of loans	(1,193)	(7,002)
Proceeds from sale of loans held for sale	50,903	226,262
Originations of loans held for sale	(45,307)	(185,282)
Stock based compensation expense	8,457	9,488
(Increase) decrease in accrued interest receivable and other assets	(57,322)	68,235
Increase in accrued interest payable and other liabilities	118,683	88,401
Net cash provided by operating activities	507,004	619,705

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,710,143	2,122,201
Purchase of held to maturity securities	(3,756,166)	(6,321,814)
Proceeds from maturities and principal paydowns of available for sale securities	15,302,271	11,372,159
Purchase of available for sale securities	(15,280,674)	(11,300,006)
Originations of Warehouse Purchase Program loans	(15,919,159)	(28,057,933)
Proceeds from pay-offs of Warehouse Purchase Program loans	16,772,094	28,902,263
Net (increase) decrease in loans held for investment	(747,296)	409,345
Purchase of bank premises and equipment	(34,250)	(14,959)
Proceeds from sale of bank premises, equipment and other real estate	6,699	21,141
Proceeds from insurance claims	2,603	4,809
Net cash used in investing activities	(1,943,735)	(2,862,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	404,109	1,175,256
Net (decrease) increase in interest-bearing deposits	(1,875,524)	916,939
Net proceeds of other short-term borrowings	1,165,000	—
Net increase in securities sold under repurchase agreements	6,205	51,386
Repurchase of common stock	(65,721)	(52,089)
Payments of cash dividends	(142,922)	(136,329)
Net cash (used in) provided by financing activities	(508,853)	1,955,163

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,945,584)	(287,926)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,547,980	1,343,549
CASH AND CASH EQUIVALENTS, END OF PERIOD	$602,396	$1,055,623

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$2,027	$6,205

SUPPLEMENTAL INFORMATION:
Income taxes paid	$95,302	$96,594
Interest paid	36,311	46,709

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the nine month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$135,820		$128,590		$386,636		$392,510
Basic:
Weighted average shares outstanding	91,209	$1.49	92,683	$1.39	91,710	$4.22	92,823	$4.23
Diluted:
Weighted average shares outstanding	91,209	$1.49	92,683	$1.39	91,710	$4.22	92,823	$4.23

There were no stock options outstanding at September 30, 2022 or exercisable during the three and nine months ended September 30, 2022 or 2021 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of an existing loan. Additionally, ASU 2022-02 requires entities to disclose current-period gross charge-offs by year of origination. ASU 2022-02 will be effective for the Company on January 1, 2023 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2020-04, "Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting – ASC Topic 848". ASU 2020-04 became effective for the Company on January 1, 2022 and provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. Prior to the end of 2021, the Company began transitioning away from LIBOR to Secured Overnight Financing Rate (“SOFR”) or other alternative variable rate indexes for its interest-rate swaps and loans historically using LIBOR as an index. As of September 30, 2022 and December 31, 2021, LIBOR was used as an index rate for the Company’s interest-rate swaps and approximately 1.9% and 11.4% of the Company’s loan portfolio, respectively. ASU 2020-04 became effective for the Company on January 1, 2022 and did not have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$388,691	$1,289	$(2,363)	$387,617
Mortgage-backed securities	102,835	876	(98)	103,613
Total	$491,526	$2,165	$(2,461)	$491,230
Held to Maturity
States and political subdivisions	$123,793	$801	$(4,017)	$120,577
Corporate debt securities	12,000	—	—	12,000
Collateralized mortgage obligations	250,589	—	(20,836)	229,753
Mortgage-backed securities	13,928,875	302	(1,638,297)	12,290,880
Total	$14,315,257	$1,103	$(1,663,150)	$12,653,210

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$483,761	$1,942	$(32)	$485,671
Mortgage-backed securities	28,881	550	(170)	29,261
Total	$512,642	$2,492	$(202)	$514,932
Held to Maturity
States and political subdivisions	$132,620	$5,968	$(114)	$138,474
Collateralized mortgage obligations	39,675	483	(78)	40,080
Mortgage-backed securities	12,131,674	87,967	(146,982)	12,072,659
Total	$12,303,969	$94,418	$(147,174)	$12,251,213

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

As of September 30, 2022, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2022, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of September 30, 2022, the Company’s municipal securities represent 0.8% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of September 30, 2022, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$64,732	$(2,335)	$107,180	$(28)	$171,912	$(2,363)
Mortgage-backed securities	10,050	(98)	—	—	10,050	(98)
Total	$74,782	$(2,433)	$107,180	$(28)	$181,962	$(2,461)
Held to Maturity
States and political subdivisions	$73,541	$(3,617)	$2,280	$(400)	$75,821	$(4,017)
Collateralized mortgage obligations	228,873	(20,809)	870	(27)	229,743	(20,836)
Mortgage-backed securities	6,820,370	(645,278)	5,363,883	(993,019)	12,184,253	(1,638,297)
Total	$7,122,784	$(669,704)	$5,367,033	$(993,446)	$12,489,817	$(1,663,150)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$164,220	$(31)	$25,916	$(1)	$190,136	$(32)
Mortgage-backed securities	2	—	19,674	(170)	19,676	(170)
Total	$164,222	$(31)	$45,590	$(171)	$209,812	$(202)
Held to Maturity
States and political subdivisions	$6,216	$(60)	$1,454	$(54)	$7,670	$(114)
Collateralized mortgage obligations	8,166	(78)	—	—	8,166	(78)
Mortgage-backed securities	7,553,096	(141,652)	288,359	(5,330)	7,841,455	(146,982)
Total	$7,567,478	$(141,790)	$289,813	$(5,384)	$7,857,291	$(147,174)

At September 30, 2022 and December 31, 2021, there were 84 securities and 30 securities, respectively, in an unrealized loss position for 12 months or more.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The table below summarizes the amortized cost and fair value of investment securities by contractual maturity at September 30, 2022. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$13,003	$13,021	$—	$—
Due after one year through five years	59,797	60,187	—	—
Due after five years through ten years	47,723	46,009	—	—
Due after ten years	15,270	13,360	—	—
Subtotal	135,793	132,577	—	—
Mortgage-backed securities and collateralized mortgage obligations	14,179,464	12,520,633	491,526	491,230
Total	$14,315,257	$12,653,210	$491,526	$491,230

The Company recorded no gain or loss on the sale of securities for the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, the Company did not own any non-agency collateralized mortgage obligations.

At September 30, 2022 and December 31, 2021, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $7.76 billion and $6.97 billion and a fair value of $6.81 billion and $6.99 billion at September 30, 2022 and December 31, 2021, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Residential mortgage loans held for sale	$2,871	$7,274

Commercial and industrial	2,607,102	2,711,820
Real estate:
Construction, land development and other land loans	2,659,552	2,299,715
1-4 family residential (includes home equity)	6,388,319	5,661,434
Commercial real estate (includes multi-family residential)	4,966,243	5,251,368
Farmland	502,879	442,343
Agriculture	167,724	177,995
Consumer and other	288,834	288,496
Total loans held for investment, excluding Warehouse Purchase Program	17,580,653	16,833,171
Warehouse Purchase Program	922,764	1,775,699
Total loans, including Warehouse Purchase Program	$18,506,288	$18,616,144

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 79.7% and 78.5% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Related Party Loans. As of September 30, 2022 and December 31, 2021, loans outstanding to directors, officers and their affiliates totaled $778 thousand and $6.5 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the nine months ended September 30, 2022	As of and for the year ended December 31, 2021
	(Dollars in thousands)
Beginning balance on January 1	$6,524	$1,732
New loans	54	5,761
Repayments	(5,800)	(969)
Ending balance	$778	$6,524

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

An aging analysis of past due loans, segregated by category of loan, is presented below:

	September 30, 2022
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$9,779	$—	$9,779	$306	$2,649,467	$2,659,552
Warehouse Purchase Program loans	—	—	—	—	922,764	922,764
Agriculture and agriculture real estate (includes farmland)	1,147	—	1,147	434	669,022	670,603
1-4 family (includes home equity) (1)	16,427	201	16,628	13,432	6,361,130	6,391,190
Commercial real estate (includes multi-family residential)	4,455	—	4,455	1,364	4,960,424	4,966,243
Commercial and industrial	9,929	177	10,106	2,187	2,594,809	2,607,102
Consumer and other	466	—	466	6	288,362	288,834
Total	$42,203	$378	$42,581	$17,729	$18,445,978	$18,506,288

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

	December 31, 2021
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$4,572	$—	$4,572	$1,841	$2,293,302	$2,299,715
Warehouse Purchase Program loans	—	—	—	—	1,775,699	1,775,699
Agriculture and agriculture real estate (includes farmland)	995	—	995	546	618,797	620,338
1-4 family (includes home equity) (1)	12,963	19	12,982	11,348	5,644,378	5,668,708
Commercial real estate (includes multi-family residential)	5,773	118	5,891	7,159	5,238,318	5,251,368
Commercial and industrial	4,041	750	4,791	5,360	2,701,669	2,711,820
Consumer and other	450	—	450	15	288,031	288,496
Total	$28,794	$887	$29,681	$26,269	$18,560,194	$18,616,144

(1)	Includes $2.9 million and $7.3 million of residential mortgage loans held for sale at September 30, 2022 and December 31, 2021, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Nonaccrual loans (1) (2)	$17,729	$26,269
Accruing loans 90 or more days past due	378	887
Total nonperforming loans	18,107	27,156
Repossessed assets	13	310
Other real estate	1,758	622
Total nonperforming assets	$19,878	$28,088

Nonperforming assets to total loans and other real estate	0.11%	0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.11%	0.17%
Nonaccrual loans to total loans	0.10%	0.14%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.10%	0.16%

(1)	Includes troubled debt restructurings of $806 thousand and $4.2 million as of September 30, 2022 and December 31, 2021, respectively.
(2)	There were no nonperforming or troubled debt restructurings of Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $19.9 million in nonperforming assets at September 30, 2022 compared with $28.1 million at December 31, 2021. Nonperforming assets were 0.11% of total loans and other real estate at September 30, 2022 and 0.15% of total loans and other real estate at December 31, 2021.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.3 million and $2.2 million would have been recorded as income for the nine months ended September 30, 2022 and 2021, respectively. The Company had $17.7 million in nonaccrual loans at September 30, 2022 compared with $35.0 million at September 30, 2021.

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

SEPTEMBER 30, 2022

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

PCD Loans.  The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
PCD loans:
Outstanding balance	$66,613	$83,909
Discount	(3,671)	(4,838)
Recorded investment	$62,942	$79,071

Changes in the accretable yield for acquired PCD loans for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$3,993	$8,695	$4,838	$14,216
Accretion charge-offs	—	(1,508)	—	(1,540)
Accretion	(322)	(1,618)	(1,167)	(7,107)
Balance at September 30,	$3,671	$5,569	$3,671	$5,569

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired.  The PCD discount reflected above as of September 30, 2022, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$1,410,748	$2,094,039
Discount	(2,836)	(8,143)
Recorded investment	$1,407,912	$2,085,896

Changes in the discount accretion for Non-PCD loans for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$3,734	$16,535	$8,143	$39,587
Adjustments	—	20	—	—
Accretion charge-offs	14	(20)	14	(8)
Accretion	(912)	(3,761)	(5,321)	(26,805)
Balance at September 30,	$2,836	$12,774	$2,836	$12,774

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following tables present loans by risk grade, by category of loan and year of origination/renewal at September 30, 2022.

	Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	281	—	—	—	—	107	—	—	388
Grade 3	926,823	913,360	255,327	175,199	37,956	39,696	144,136	3,451	2,495,948
Grade 4	57,877	28,981	39,970	2,393	4,723	7,275	3,736	213	145,168
Grade 5	820	12,233	—	—	—	735	1,143	—	14,931
Grade 6	1,830	289	—	—	94	403	—	—	2,616
Grade 7	—	—	—	—	—	9	297	—	306
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	102	—	93	—	—	195
Total	$987,631	$954,863	$295,297	$177,694	$42,773	$48,318	$149,312	$3,664	$2,659,552

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$2,339	$602	$94	$—	$63	$92	$8,444	$—	$11,634
Grade 2	—	112	—	—	—	1,163	27	—	1,302
Grade 3	175,918	117,325	71,605	41,010	26,489	81,250	73,566	185	587,348
Grade 4	18,064	23,222	2,883	524	1,880	8,713	6,893	977	63,156
Grade 5	84	1,270	702	535	33	877	1,306	—	4,807
Grade 6	—	830	19	26	56	794	—	—	1,725
Grade 7	—	—	213	25	—	175	21	—	434
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	197	—	—	197
Total	$196,405	$143,361	$75,516	$42,120	$28,521	$93,261	$90,257	$1,162	$670,603

1-4 Family (includes Home Equity) (1)
Grade 1	$—	$—	$112	$—	$—	$—	$—	$—	$112
Grade 2	—	168	252	77	120	3,790	—	—	4,407
Grade 3	1,345,689	2,038,696	1,165,534	476,975	237,319	861,686	112,476	4,944	6,243,319
Grade 4	14,643	20,706	9,418	9,391	14,306	47,537	2,050	55	118,106
Grade 5	119	-	732	4,582	1,363	2,528	—	—	9,324
Grade 6	—	236	182	198	575	1,299	—	—	2,490
Grade 7	570	377	1,856	1,371	2,445	6,813	—	—	13,432
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$1,361,021	$2,060,183	$1,178,086	$492,594	$256,128	$923,653	$114,526	$4,999	$6,391,190

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	7,413	—	360	157	—	1,069	—	—	8,999
Grade 3	792,603	654,937	463,794	332,779	358,927	910,824	70,640	—	3,584,504
Grade 4	149,060	195,766	128,541	66,532	165,703	332,237	21,084	98	1,059,021
Grade 5	21	1,400	24,346	48,148	33,332	54,055	905	—	162,207
Grade 6	17	7,221	25,855	—	1,159	70,295	—	—	104,547
Grade 7	—	—	266	—	903	195	—	—	1,364
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	18,877	21,308	5,119	256	41	—	—	45,601
Total	$949,114	$878,201	$664,470	$452,735	$560,280	$1,368,716	$92,629	$98	$4,966,243

Commercial and Industrial
Grade 1	$24,940	$13,663	$2,230	$1,287	$2,443	$123	$23,026	$60	$67,772
Grade 2	6,789	2,404	291	—	302	1,810	2,434	—	14,030
Grade 3	377,777	252,042	109,572	108,656	45,827	142,759	1,077,370	800	2,114,803
Grade 4	39,444	17,778	14,348	31,107	40,987	19,058	111,068	860	274,650
Grade 5	678	11,629	1,576	4,008	84	460	18,817	175	37,427
Grade 6	10,017	1,253	5,819	1,896	100	—	60,199	—	79,284
Grade 7	564	1,099	—	246	12	106	160	—	2,187
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	244	112	255	—	216	16,122	—	16,949
Total	$460,209	$300,112	$133,948	$147,455	$89,755	$164,532	$1,309,196	$1,895	$2,607,102

Consumer and Other
Grade 1	$16,007	$8,248	$3,696	$1,212	$912	$609	$2,372	$—	$33,056
Grade 2	14,107	—	—	—	—	3,650	7	—	17,764
Grade 3	67,372	29,107	31,659	15,926	9,618	7,291	59,739	643	221,355
Grade 4	—	5,019	2,831	30	318	118	8,319	—	16,635
Grade 5	—	—	—	—	—	—	18	—	18
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	6	—	—	—	—	—	6
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$97,486	$42,374	$38,192	$17,168	$10,848	$11,668	$70,455	$643	$288,834

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	922,764	—	—	—	—	—	—	—	922,764
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$922,764	$—	$—	$—	$—	$—	$—	$—	$922,764

Total
Grade 1	$43,286	$22,513	$6,132	$2,499	$3,418	$824	$33,842	$60	$112,574
Grade 2	28,590	2,684	903	234	422	11,589	2,468	—	46,890
Grade 3	4,608,946	4,005,467	2,097,491	1,150,545	716,136	2,043,506	1,537,927	10,023	16,170,041
Grade 4	279,088	291,472	197,991	109,977	227,917	414,938	153,150	2,203	1,676,736
Grade 5	1,722	26,532	27,356	57,273	34,812	58,655	22,189	175	228,714
Grade 6	11,864	9,829	31,875	2,120	1,984	72,791	60,199	—	190,662
Grade 7	1,134	1,476	2,341	1,642	3,360	7,298	478	—	17,729
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	19,121	21,420	5,476	256	547	16,122	—	62,942
Total	$4,974,630	$4,379,094	$2,385,509	$1,329,766	$988,305	$2,610,148	$1,826,375	$12,461	$18,506,288

(1)	Includes $2.9 million of residential mortgage loans held for sale at September 30, 2022.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of September 30, 2022 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

SEPTEMBER 30, 2022

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following table details activity in the allowance for credit losses on loans by category of loan for the three and nine months ended September 30, 2022 and 2021.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance June 30, 2022	$63,729	$8,338	$60,096	$70,011	$75,694	$6,091	$283,959
Provision for credit losses	2,454	(377)	(1,213)	(2,098)	(37)	1,271	—
Charge-offs	—	(119)	(59)	(757)	(253)	(1,386)	(2,574)
Recoveries	4	-	261	—	268	261	794
Net charge-offs	4	(119)	202	(757)	15	(1,125)	(1,780)
Balance September 30, 2022	$66,187	$7,842	$59,085	$67,156	$75,672	$6,237	$282,179

Nine Months Ended
Balance December 31, 2021	$58,897	$7,759	$56,710	$75,005	$80,412	$7,597	$286,380
Provision for credit losses	7,711	90	2,228	(7,063)	(4,938)	1,972	—
Charge-offs	(435)	(274)	(159)	(796)	(917)	(4,061)	(6,642)
Recoveries	14	267	306	10	1,115	729	2,441
Net charge-offs	(421)	(7)	147	(786)	198	(3,332)	(4,201)
Balance September 30, 2022	$66,187	$7,842	$59,085	$67,156	$75,672	$6,237	$282,179

Allowance for credit losses on loans:
Three Months Ended
Balance June 30, 2021	$54,792	$8,259	$50,615	$82,528	$98,836	$7,854	$302,884
Provision for credit losses	2,621	(42)	1,101	7,982	(12,588)	926	—
Charge-offs	—	—	(75)	(11,180)	(4,252)	(1,212)	(16,719)
Recoveries	4	63	9	—	489	457	1,022
Net charge-offs	4	63	(66)	(11,180)	(3,763)	(755)	(15,697)
Balance September 30, 2021	$57,417	$8,280	$51,650	$79,330	$82,485	$8,025	$287,187

Nine Months Ended
Balance December 31, 2020	$44,892	$7,824	$44,555	$87,857	$116,795	$14,145	$316,068
Provision for credit losses	12,411	417	7,202	9,759	(25,434)	(4,355)	—
Charge-offs	—	(52)	(128)	(18,408)	(9,950)	(2,866)	(31,404)
Recoveries	114	91	21	122	1,074	1,101	2,523
Net charge-offs	114	39	(107)	(18,286)	(8,876)	(1,765)	(28,881)
Balance September 30, 2021	$57,417	$8,280	$51,650	$79,330	$82,485	$8,025	$287,187

The allowance for credit losses on loans as of September 30, 2022 totaled $282.2 million or 1.52% of total loans, including acquired loans with discounts, a decrease of $4.2 million or 1.5% compared to the allowance for credit losses on loans totaling $286.4 million or 1.54% of total loans, including acquired loans with discounts, as of December 31, 2021. Net charge-offs were $1.8 million and $4.2 million for the three and nine months ended September 30, 2022, respectively. Net charge-offs for the third quarter of 2022 did not include any PCD loans and $16 thousand of specific reserves on resolved PCD loans was released to the general reserve. Net charge-offs for the nine months ended September 30, 2022 did not include any PCD loans and $2.0 million of specific reserves on resolved PCD loans was released to the general reserve. As of September 30, 2022, the Company had loans totaling $9.0 million pursuant to the Paycheck Protection Program (“PPP”), which are fully guaranteed by the Small Business Administration and do not carry an allowance.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of September 30, 2022 and December 31, 2021, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of September 30, 2022, the Company had $2.42 billion in commitments expected to fund.

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Under ASC Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring. As of September 30, 2022 and 2021, the Company had $806 thousand and $6.5 million, respectively, in outstanding troubled debt restructurings.

As of September 30, 2022, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications generally relate to extending the amortization periods of the loans, which includes loans modified during bankruptcy.

For the nine months ended September 30, 2022 and 2021, the Company did not add any loans as new troubled debt restructurings. There were no charge-offs related to restructured loans for the nine months ended September 30, 2022 and 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$387,617	$—	$387,617
Mortgage-backed securities	—	103,613	—	103,613
Total	$—	$491,230	$—	$491,230

Derivative financial instruments:
Interest rate lock commitments	$—	$17	$—	$17
Forward mortgage-backed securities trades	—	309	—	309
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	5,817	—	5,817
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$50	$—	$50
Forward mortgage-backed securities trades	—	5	—	5
Loan customer counterparty	—	5,817	—	5,817
Financial institution counterparty	—	—	—	—

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$485,671	$—	$485,671
Mortgage-backed securities	—	29,261	—	29,261
Total available for sale securities	$—	$514,932	$—	$514,932

Derivative financial instruments:
Interest rate lock commitments	$—	$237	$—	$237
Forward mortgage-backed securities trades	—	18	—	18
Loan customer counterparty	—	4,124	—	4,124
Financial institution counterparty	—	—	—	—
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	18	—	18
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	4,124	—	4,124

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment.  For the three and nine months ended September 30, 2022, the Company had additions to other real estate owned of $370 thousand and $2.0 million, respectively, of which $276 thousand and $1.8 million, respectively, were outstanding as of September 30, 2022. For the three and nine months ended September 30, 2022, the Company had additions to impaired loans of $1.5 million and $10.4 million, respectively, of which $1.5 million and $7.6 million, respectively, were outstanding as of September 30, 2022. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2022 and remained outstanding at September 30, 2022 were not significant.

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of September 30, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$602,152	$602,152	$—	$—	$602,152
Federal funds sold	244	244	—	—	244
Held to maturity securities	14,315,257	—	12,653,210	—	12,653,210
Loans held for sale	2,871	—	2,871	—	2,871
Loans held for investment, net of allowance	17,298,474	—	—	17,144,793	17,144,793
Loans held for investment - Warehouse Purchase Program	922,764	—	922,764	—	922,764
Other real estate owned	1,758	—	1,758	—	1,758
Liabilities
Deposits:
Noninterest-bearing	$11,154,143	$—	$11,154,143	$—	$11,154,143
Interest-bearing	18,145,952	—	18,003,603	—	18,003,603
Other borrowings	1,165,000	—	1,165,000	—	1,165,000
Securities sold under repurchase agreements	454,304	—	454,196	—	454,196

	As of December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$2,547,739	$2,547,739	$—	$—	$2,547,739
Federal funds sold	241	241	—	—	241
Held to maturity securities	12,303,969	—	12,251,213	—	12,251,213
Loans held for sale	7,274	—	7,274	—	7,274
Loans held for investment, net of allowance	16,546,791	—	—	16,650,432	16,650,432
Loans held for investment - Warehouse Purchase Program	1,775,699	—	1,775,699	—	1,775,699
Other real estate owned	622	—	622	—	622
Liabilities
Deposits:
Noninterest-bearing	$10,750,034	$—	$10,750,034	$—	$10,750,034
Interest-bearing	20,021,728	—	20,023,909	—	20,023,909
Securities sold under repurchase agreements	448,099	—	448,095	—	448,095

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2022. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the nine months ended September 30, 2022 and the year ended December 31, 2021 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2020	$3,231,636	$73,235
Less:
Amortization	—	(11,551)
Balance as of December 31, 2021	3,231,636	61,684
Less:
Amortization	—	(7,778)
Balance as of September 30, 2022	$3,231,636	$53,906

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of September 30, 2022, there was no impairment recorded on goodwill and core deposit intangibles.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $2.6 million and $2.9 million for the three months ended September 30, 2022 and 2021, respectively, and $7.8 million and $8.7 million for the nine months ended September 30, 2022 and 2021, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of September 30, 2022 is as follows (dollars in thousands):

Remaining 2022	$2,558
2023	9,360
2024	8,699
2025	8,174
2026	7,684
Thereafter	17,431
Total	$53,906

8. STOCK–BASED COMPENSATION

At September 30, 2022, the Company had two stock-based employee compensation plans with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by the Company’s shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of September 30, 2022, 36,493 shares of common stock had been issued pursuant to vested restricted stock awards and 404,513 shares of unvested restricted stock have been granted under the 2020 Plan.

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of September 30, 2022, 753,125 shares of common stock had been issued pursuant to vested restricted stock awards and 78,750 shares of unvested restricted stock had been granted under the 2012 Plan prior to the adoption of the 2020 Plan by Bancshares’ shareholders. The Company does not plan to make any further awards pursuant to the 2012 Plan.

As of September 30, 2022, the Company had no stock options outstanding. Stock-based compensation expense related to restricted stock was $2.9 million and $3.0 million during the three months ended September 30, 2022 and 2021, respectively, and $8.5 million and $9.5 million during the nine months ended September 30, 2022 and 2021, respectively.  As of September 30, 2022, there was $13.1 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.90 years.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of September 30, 2022 are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its Federal Home Loan Bank (“FHLB”) advances as of September 30, 2022 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank advances	$1,165,000	$—	$—	$—	$1,165,000

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 17 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income was $807 thousand and $815 thousand for the three months ended September 30, 2022 and 2021, and $2.4 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, operating lease ROU assets and lease liabilities were approximately $42.8 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of September 30, 2022, the weighted average of remaining lease terms of the Company’s operating leases was 5.6 years. The weighted average discount rate used to determine the lease liabilities as of September 30, 2022 for the Company’s operating leases was 2.19%. Cash paid for the Company’s operating leases was $2.7 million and $2.9 million, for the three months ended September 30, 2022 and 2021, respectively, and was $8.1 million and $9.3 million for the nine months ended September 30, 2022 and 2021, respectively. The Company obtained $819 thousand in ROU assets in exchange for lease liabilities for three operating leases during the nine months ended September 30, 2022.

The Company’s future undiscounted cash payments associated with its operating leases as of September 30, 2022 are summarized below (dollars in thousands).

Remaining 2022	$2,630
2023	10,083
2024	9,267
2025	8,692
2026	7,672
2027	4,811
Thereafter	6,565
Total undiscounted lease payments	$49,720

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of September 30, 2022 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$53,077	$5,610	$2,734	$—	$61,421
Unused capacity on Warehouse Purchase Program loans	1,626,503	—	—	—	1,626,503
Commitments to extend credit	1,953,877	1,293,598	261,612	1,890,774	5,399,861
Total	$3,633,457	$1,299,208	$264,346	$1,890,774	$7,087,785

The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At September 30, 2022 and December 31, 2021, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $29.9 million.

10. OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Three Months Ended September 30,
	2022			2021
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive (loss) income:
Securities available for sale:
Change in unrealized (loss) gain during period	$(1,813)	$380	$(1,433)	$1,089	$(229)	$860
Total securities available for sale	(1,813)	380	(1,433)	1,089	(229)	860
Total other comprehensive (loss) income	$(1,813)	$380	$(1,433)	$1,089	$(229)	$860

	Nine Months Ended September 30,
	2022			2021
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive (loss) income:
Securities available for sale:
Change in unrealized (loss) gain during period	$(2,587)	$543	$(2,044)	$1,509	$(317)	$1,192
Total securities available for sale	(2,587)	543	(2,044)	1,509	(317)	1,192
Total other comprehensive (loss) income	$(2,587)	$543	$(2,044)	$1,509	$(317)	$1,192

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Activity in accumulated other comprehensive (loss) income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2021	$1,809	$1,809
Other comprehensive loss	(2,044)	(2,044)
Balance at September 30, 2022	$(235)	$(235)

Balance at December 31, 2020	$769	$769
Other comprehensive income	1,192	1,192
Balance at September 30, 2021	$1,961	$1,961

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2022 and December 31, 2021.

	September 30, 2022			December 31, 2021
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$4,354	$17	$50	$8,411	$237	$—
Forward mortgage-backed securities trades	12,500	309	5	22,250	18	18
Commercial loan interest rate swaps and caps:
Loan customer counterparty	91,188	—	5,817	198,683	4,124	—
Financial institution counterparty	91,188	5,817	—	198,683	—	4,124

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at September 30, 2022 and December 31, 2021 are presented in the following table.

	Weighted-Average Interest Rate
	September 30, 2022		December 31, 2021
	Received	Paid	Received	Paid
Loan customer counterparty	3.02%	3.67%	2.64%	0.80%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $5.8 million at September 30, 2022 and $4.1 million at December 31, 2021. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was $197 thousand at September 30, 2022. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was zero at September 30, 2022 and $4.3 million at December 31, 2021.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2022	2021	2022	2021
	(Dollars in thousands)
Interest rate lock commitments	$(264)	$(298)	$(269)	$332
Forward mortgage-backed securities trades	343	(47)	822	(82)

12. SUBSEQUENT EVENTS

Pending Acquisition of First Bancshares of Texas, Inc. — On October 11, 2022, Prosperity Bancshares and First Bancshares of Texas, Inc. (“First Bancshares”) jointly announced the signing of a definitive merger agreement whereby First Bancshares, the parent company of FirstCapital Bank of Texas, N.A. (“FirstCapital Bank”), will merge with and into Bancshares. FirstCapital Bank operates 16 full-service banking offices in 6 different markets in West, North and Central Texas areas, including its main office in Midland, and banking offices in Midland, Lubbock, Amarillo, Wichita Falls, Burkburnett, Byers, Henrietta, Dallas, Horseshoe Bay, Marble Falls and Fredericksburg, Texas.  As of June 30, 2022, First Bancshares, on a consolidated basis, reported total assets of $2.12 billion, total loans of $1.59 billion and total deposits of $1.78 billion.

Under the terms of the merger agreement, Bancshares will issue 3,583,370 shares of its common stock plus $93.4 million in cash for all outstanding shares of First Bancshares capital stock, subject to certain conditions and potential adjustments. Based on the closing price of Bancshares’ common stock of $69.27 on October 7, 2022, the total consideration was valued at approximately $341.6 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of First Bancshares. The transaction is expected to close during the first quarter of 2023, although delays could occur.

Pending Acquisition of Lone Star State Bancshares, Inc. — On October 11, 2022, Prosperity Bancshares and Lone Star State Bancshares, Inc. (“Lone Star”) jointly announced the signing of a definitive merger agreement whereby Lone Star, the parent company of Lone Star State Bank of West Texas (“Lone Star Bank”), will merge with and into Bancshares. Lone Star Bank operates 5 banking offices in the West Texas area, including its main office in Lubbock, and 1 banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas.  As of June 30, 2022, Lone Star, on a consolidated basis, reported total assets of $1.31 billion, total loans of $933.5 million and total deposits of $1.17 billion.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Under the terms of the merger agreement, Bancshares will issue 2,376,182 shares of its common stock plus $64.1 million in cash for all outstanding shares of Lone Star capital stock, subject to certain conditions and potential adjustments. Based on the closing price of Bancshares’ common stock of $69.27 on October 7, 2022, the total consideration was valued at approximately $228.7 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of Lone Star. The transaction is expected to close during the first quarter of 2023, although delays could occur.

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
•

the timing, impact and other uncertainties of any future acquisitions, including the pending acquisitions of First Bancshares and Lone Star and the Company’s ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the ability to enter new markets successfully and capitalize on growth opportunities;

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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation (“Bancshares”), is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank (the “Bank,” and together with Bancshares, the “Company”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of September 30, 2022, the Bank operated 272 full-service banking locations; with 65 in the Houston area including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 62 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, efficient operations and acquisitions, including strategic merger transactions. The Company focuses on continual internal growth. The Company maintains separate data with respect to each banking center’s net interest income, efficiency ratio, deposit growth and loan growth for purposes of measuring its overall profitability. The Company also focuses on maintaining efficiency and stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth and achieve necessary controls while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On October 11, 2022, Bancshares announced the signing of definitive merger agreements with First Bancshares of Texas, Inc. (“First Bancshares”) headquartered in Midland, Texas and Lone Star State Bancshares, Inc. (“Lone Star”) headquartered in Lubbock, Texas.

Total assets were $37.84 billion at September 30, 2022 compared with $37.83 billion at December 31, 2021, an increase of $9.5 million. Total loans were $18.51 billion at September 30, 2022 compared with $18.62 billion at December 31, 2021, a decrease of $109.9 million or 0.6%. Total deposits were $29.30 billion at September 30, 2022 compared with $30.77 billion at December 31, 2021, a decrease of $1.47 billion or 4.8%. Total shareholders’ equity was $6.61 billion at September 30, 2022 compared with $6.43 billion at December 31, 2021, an increase of $184.4 million or 2.9%.

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

SUBSEQUENT EVENTS

Pending Acquisition of First Bancshares of Texas, Inc. — On October 11, 2022, Bancshares and First Bancshares jointly announced the signing of a definitive merger agreement whereby First Bancshares, the parent company of FirstCapital Bank of Texas, N.A. (“FirstCapital Bank”), will merge with and into Bancshares. FirstCapital Bank operates 16 full-service banking offices in 6 different markets in West, North and Central Texas areas, including its main office in Midland, and banking offices in Midland, Lubbock, Amarillo, Wichita Falls, Burkburnett, Byers, Henrietta, Dallas, Horseshoe Bay, Marble Falls and Fredericksburg, Texas.  As of June 30, 2022, First Bancshares, on a consolidated basis, reported total assets of $2.12 billion, total loans of $1.59 billion and total deposits of $1.78 billion.

Under the terms of the merger agreement, Bancshares will issue 3,583,370 shares of its common stock plus $93.4 million in cash for all outstanding shares of First Bancshares capital stock, subject to certain conditions and potential adjustments. Based on the closing price of Bancshares’ common stock of $69.27 on October 7, 2022, the total consideration was valued at approximately $341.6 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of First Bancshares. The transaction is expected to close during the first quarter of 2023, although delays could occur.

Pending Acquisition of Lone Star State Bancshares, Inc. — On October 11, 2022, Bancshares and Lone Star jointly announced the signing of a definitive merger agreement whereby Lone Star, the parent company of Lone Star State Bank of West Texas (“Lone Star Bank”), will merge with and into Bancshares. Lone Star Bank operates 5 banking offices in the West Texas area, including its main office in Lubbock, and 1 banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas.  As of June 30, 2022, Lone Star, on a consolidated basis, reported total assets of $1.31 billion, total loans of $933.5 million and total deposits of $1.17 billion.

Under the terms of the merger agreement, Bancshares will issue 2,376,182 shares of its common stock plus $64.1 million in cash for all outstanding shares of Lone Star capital stock, subject to certain conditions and potential adjustments. Based on the closing price of Bancshares’ common stock of $69.27 on October 7, 2022, the total consideration was valued at approximately $228.7 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of Lone Star. The transaction is expected to close during the first quarter of 2023, although delays could occur.

RESULTS OF OPERATIONS

Net income available to common shareholders was $135.8 million for the quarter ended September 30, 2022 compared with $128.6 million for the same period in 2021, an increase of $7.2 million or 5.6%. Net income per diluted common share was $1.49 for the quarter ended September 30, 2022 compared with $1.39 for the same period in 2021, an increase of 7.2%. The Company posted annualized returns on average common equity of 8.24% and 8.07%, annualized returns on average assets of 1.45% and 1.42% and efficiency ratios of 41.38% and 42.34% for the quarters ended September 30, 2022 and 2021, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale or write-down of assets and securities are not included. Additionally, taxes are not part of this calculation.

Net income available to common shareholders was $386.6 million for the nine months ended September 30, 2022 compared with $392.5 million for the same period in 2021, a decrease of $5.9 million or 1.5%. Net income per diluted common share was $4.22 for the nine months ended September 30, 2022 compared with $4.23 for the same period in 2021, a decrease of 0.2%. The Company posted annualized returns on average common equity of 7.88% and 8.32%, annualized returns on average assets of 1.37% and 1.47% and efficiency ratios of 42.70% and 41.52% for the nine months ended September 30, 2022 and 2021, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended September 30, 2022

Net interest income before the provision for credit losses was $260.7 million for the quarter ended September 30, 2022, an increase of $12.1 million or 4.9%, compared with $248.6 million for the same period in 2021. The change was primarily due to an increase in the average balance and average rates on investment securities and an increase in the average balance on loans held for investment, partially offset by a decrease in loan discount accretion of $4.1 million, a decrease in PPP fees and interest income of $13.9 million, and an increase in the average rates on interest-bearing liabilities.

Interest income on loans was $210.3 million for the quarter ended September 30, 2022, a decrease of $3.6 million or 1.7%, compared with $213.8 million for the same period in 2021. The change was primarily due to a decrease in the average balances on Warehouse Purchase Program loans, PPP fees and interest income of $13.9 million and loan discount accretion of $4.1 million, partially offset by an increase in the average balance on loans held for investment.

Interest income on securities was $68.8 million for the quarter ended September 30, 2022, an increase of $22.5 million or 48.8%, compared with $46.2 million for the same period in 2021, primarily due to an increase in the average balances and average rates on investment securities.

Average interest-bearing liabilities were $19.57 billion for the quarter ended September 30, 2022, an increase of $185.6 million or 1.0%, compared with $19.38 billion for the same period in 2021, primarily due to an increase in interest-bearing demand deposits, savings and money market deposits and other borrowings, partially offset by a decrease in certificates and other time deposits. The average rate on interest-bearing liabilities was 0.38% for the quarter ended September 30, 2022, an increase of 14 basis points or 58.3%, compared with 0.24% for the same period in 2021.

The net interest margin on a tax-equivalent basis was 3.11% for the quarter ended September 30, 2022, an increase of 1 basis point compared with 3.10% for the same period in 2021.

For the Nine Months Ended September 30, 2022

Net interest income before the provision for credit losses was $749.1 million for the nine months ended September 30, 2022, an increase of $546 thousand or 0.1%, compared with $748.5 million for the same period in 2021.

Interest income on loans was $596.1 million for the nine months ended September 30, 2022, a decrease of $67.6 million or 10.2%, compared with $663.7 million for the same period in 2021. The change was primarily due to a net decrease in the average balances on loans, a decrease in loan discount accretion of $27.4 million and a decrease in PPP fees and interest income of $36.1 million.

Interest income on securities was $187.9 million for the nine months ended September 30, 2022, an increase of $59.3 million or 46.1%, compared with $128.6 million for the same period in 2021, primarily due to an increase in the average balances and average rates on investment securities.

Average interest-bearing liabilities were $20.14 billion for the nine months ended September 30, 2022, an increase of $856.6 million or 4.4%, compared with $19.28 billion for the same period in 2021, primarily due to an increase in interest-bearing demand deposits, savings and money market deposits and other borrowings, partially offset by decreases in certificates and other time deposits.  The average rate on interest-bearing liabilities was 0.25% for the nine months ended September 30, 2022, a decrease of 6 basis points or 19.4%, compared with 0.31% for the same period in 2021.

The net interest margin on a tax-equivalent basis was 2.99% for the nine months ended September 30, 2022, a decrease of 21 basis points or 7.0%, compared with 3.20% for the nine months ended September 30, 2021. The change was primarily due to a decrease in loan discount accretion of $27.4 million and a decrease in PPP fees and interest income of $36.1 million, partially offset by an increase in the average balances and rates on investment securities and a decrease in the average rate on interest-bearing liabilities.

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

	Three Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$4,136	$57	5.47%	$11,714	$91	3.08%
Loans held for investment	17,275,866	199,417	4.58%	17,102,998	199,019	4.62%
Loans held for investment - Warehouse Purchase Program	938,589	10,794	4.56%	1,836,254	14,711	3.18%
Total loans	18,218,591	210,268	4.58%	18,950,964	213,821	4.48%
Investment securities	14,962,847	68,761	1.82%	12,184,964	46,217	1.50%
Federal funds sold and other earning assets	87,859	525	2.37%	734,787	302	0.16%
Total interest-earning assets	33,269,297	279,554	3.33%	31,870,715	260,340	3.24%
Allowance for credit losses on loans	(283,244)			(301,011)
Noninterest-earning assets	4,480,512			4,728,965
Total assets	$37,466,565			$36,298,669

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$6,155,511	$2,345	0.15%	$6,089,678	$3,614	0.24%
Savings and money market deposits	10,172,986	9,479	0.37%	9,944,664	4,522	0.18%
Certificates and other time deposits	2,185,529	2,845	0.52%	2,897,123	3,442	0.47%
Other borrowings	577,828	3,719	2.55%	—	—	—
Securities sold under repurchase agreements	473,584	487	0.41%	448,338	195	0.17%
Total interest-bearing liabilities	19,565,438	18,875	0.38%	19,379,803	11,773	0.24%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	11,048,856			10,286,062
Allowance for credit losses on off-balance sheet credit exposures	29,947			29,947
Other liabilities	231,812			229,502
Total liabilities	30,876,053			29,925,314
Shareholders' equity	6,590,512			6,373,355
Total liabilities and shareholders' equity	$37,466,565			$36,298,669

Net interest rate spread			2.95%			3.00%
Net interest income and margin (2) (3)		$260,679	3.11%		$248,567	3.09%
Net interest income and margin (tax equivalent) (4)		$261,137	3.11%		$249,118	3.10%

(1)	Annualized and based on average balances on an actual 365-day basis for the three months ended September 30, 2022 and 2021.
(2)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(4)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 21% and other applicable effective tax rates.

	Nine Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$3,980	$137	4.60%	$19,507	$439	3.01%
Loans held for investment	16,931,422	564,736	4.46%	17,228,462	613,813	4.76%
Loans held for investment - Warehouse Purchase Program	1,153,762	31,190	3.61%	2,061,432	49,447	3.21%
Total loans	18,089,164	596,063	4.41%	19,309,401	663,699	4.60%
Investment securities	14,579,521	187,883	1.72%	10,849,373	128,602	1.58%
Federal funds sold and other earning assets	913,923	2,297	0.34%	1,151,647	993	0.12%
Total interest-earning assets	33,582,608	786,243	3.13%	31,310,421	793,294	3.39%
Allowance for credit losses on loans	(284,486)			(307,500)
Noninterest-earning assets	4,462,318			4,644,874
Total assets	$37,760,440			$35,647,795

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$6,453,810	$6,951	0.14%	$6,160,988	$15,028	0.33%
Savings and money market deposits	10,579,351	17,978	0.23%	9,747,706	15,765	0.22%
Certificates and other time deposits	2,409,251	7,135	0.40%	2,969,151	13,435	0.60%
Other borrowings	232,253	4,169	2.40%	—	—	—
Securities sold under repurchase agreements	462,994	916	0.26%	403,254	518	0.17%
Total interest-bearing liabilities	20,137,659	37,149	0.25%	19,281,099	44,746	0.31%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	10,848,605			9,855,599
Allowance for credit losses on off-balance sheet credit exposures	29,947			29,947
Other liabilities	198,196			194,347
Total liabilities	31,214,407			29,360,992
Shareholders' equity	6,546,033			6,286,803
Total liabilities and shareholders' equity	$37,760,440			$35,647,795

Net interest rate spread			2.88%			3.08%
Net interest income and margin (2) (3)		$749,094	2.98%		$748,548	3.20%
Net interest income and margin (tax equivalent) (4)		$750,469	2.99%		$750,320	3.20%

(1)	Annualized and based on average balances on an actual 365-day basis for the nine months ended September 30, 2022 and 2021.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022 vs. 2021			2022 vs. 2021
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$(59)	$25	$(34)	$(350)	$48	$(302)
Loans held for investment (1)	2,013	(1,615)	398	(10,575)	(38,502)	(49,077)
Loans held for investment - Warehouse Purchase Program	(7,195)	3,278	(3,917)	(21,792)	3,535	(18,257)
Investment securities (1)	10,503	12,041	22,544	44,081	15,200	59,281
Federal funds sold and other earning assets	(261)	484	223	(213)	1,517	1,304
Total increase (decrease) in interest income	5,001	14,213	19,214	11,151	(18,202)	(7,051)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	40	(1,309)	(1,269)	723	(8,800)	(8,077)
Savings and money market deposits	104	4,853	4,957	1,368	845	2,213
Certificates and other time deposits (1)	(843)	246	(597)	(2,513)	(3,787)	(6,300)
Other borrowings	3,719	—	3,719	4,169	—	4,169
Securities sold under repurchase agreements	11	281	292	77	321	398
Total increase (decrease) in interest expense	3,031	4,071	7,102	3,824	(11,421)	(7,597)
Increase (decrease) in net interest income	$1,970	$10,142	$12,112	$7,327	$(6,781)	$546

(1)	Includes impact of purchase accounting adjustments.

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

The Company had no provision for credit losses for the three and nine months ended September 30, 2022 and 2021.

Net charge-offs were $1.8 million for the quarter ended September 30, 2022 compared with net charge-offs of $15.7 million for the quarter ended September 30, 2021. Net charge-offs for the three months ended September 30, 2022 did not include any purchased credit deteriorated (“PCD”) loans and $16 thousand of specific reserves on resolved PCD loans was released to the general reserve.

Net charge-offs were $4.2 million for the nine months ended September 30, 2022 compared with $28.9 million for the nine months ended September 30, 2021. Net charge-offs for the nine months ended September 30, 2022 did not include any PCD loans and $2.0 million of specific reserves on resolved PCD loans was released to the general reserve during the period.

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

Noninterest income totaled $34.7 million for the three months ended September 30, 2022 compared with $34.6 million for the same period in 2021. Noninterest income totaled $107.4 million for the nine months ended September 30, 2022 compared with $104.2 million for the same period in 2021, an increase of $3.2 million or 3.1%. This change was primarily due to an increase in NSF income, a net gain on the sale or write-down of assets and an increase in trust income, partially offset by a decrease in mortgage income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$8,887	$7,962	$25,495	$21,209
Credit card, debit card and ATM card income	8,889	8,837	25,948	25,786
Service charges on deposit accounts	6,222	6,115	18,798	18,155
Trust income	3,174	2,467	8,752	7,580
Mortgage income	340	1,396	1,297	7,617
Brokerage income	940	861	2,749	2,367
Bank owned life insurance income	1,214	1,325	3,790	3,911
Net gain (loss) on sale or write-down of assets	50	255	1,847	(68)
Other	4,972	5,427	18,728	17,652
Total noninterest income	$34,688	$34,645	$107,404	$104,209

Noninterest Expense

Noninterest expense totaled $122.2 million for the quarter ended September 30, 2022 compared with $119.8 million for the quarter ended September 30, 2021, an increase of $2.4 million or 2.0%, primarily due to an increase in salaries and credit and debit card, data processing and software amortization expense. Noninterest expense totaled $364.9 million for the nine months ended September 30, 2022 compared with $354.1 million for the nine months ended September 30, 2021, an increase of $10.9 million or 3.1%. The increase was primarily due to an increase in salaries and benefits, the change in net other real estate (income) expense and an increase in credit and debit card, data processing and software amortization expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Salaries and employee benefits (1)	$79,578	$78,412	$239,360	$234,060
Non-staff expenses:
Net occupancy and equipment	8,412	8,165	24,299	24,044
Credit and debit card, data processing and software amortization	9,516	9,103	27,611	26,054
Regulatory assessments and FDIC insurance	2,807	2,497	8,508	7,837
Core deposit intangibles amortization	2,577	2,878	7,778	8,696
Depreciation	4,436	4,524	13,522	13,577
Communications (2)	3,374	3,013	9,499	8,894
Net other real estate (income) expense (3)	(15)	34	(213)	(2,250)
Other	11,529	11,189	34,578	33,170
Total noninterest expense	$122,214	$119,815	$364,942	$354,082

(1)

Includes stock-based compensation expense of $2.9 million and $3.0 million for the three months ended September 30, 2022 and 2021, respectively, and $8.5 million and $9.5 million for the nine months ended September 30, 2022 and 2021, respectively.

(2)	Communications expense includes telephone, data circuits, postage and courier expenses.
(3)	Net other real estate income is comprised of rental expense, rental income and gains and losses on sales of real estate.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense totaled $37.3 million for the three months ended September 30, 2022 compared with $34.8 million for the same period in 2021, an increase of $2.5 million or 7.3%. Income tax expense totaled $104.9 million for the nine months ended September 30, 2022 compared with $106.2 million for the same period in 2021, a decrease of $1.2 million or 1.2%. The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 21.6% and 21.3%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was 21.3% and 21.3%, respectively.

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

	September 30, 2022
		Acquired Loans
	Originated Loans	Re- Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$2,871	$—	$—	$—	$2,871
Commercial and industrial	1,703,205	734,489	152,459	16,949	2,607,102
Warehouse purchase program	922,764	—	—	—	922,764
Real estate:
Construction, land development and other land loans	2,525,828	127,577	5,952	195	2,659,552
1-4 family residential (includes home equity)	5,539,671	240,323	608,325	—	6,388,319
Commercial real estate (includes multi-family residential)	3,834,195	470,832	615,615	45,601	4,966,243
Farmland	480,302	7,401	14,979	197	502,879
Agriculture	143,560	24,084	80	—	167,724
Consumer and other	246,244	32,088	10,502	—	288,834
Total loans held for investment	15,395,769	1,636,794	1,407,912	62,942	18,503,417
Total	$15,398,640	$1,636,794	$1,407,912	$62,942	$18,506,288

	December 31, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$7,274	$—	$—	$—	$7,274
Commercial and industrial	1,658,807	763,745	263,461	25,807	2,711,820
Warehouse purchase program	1,775,699	—	—	—	1,775,699
Real estate:
Construction, land development and other land loans	2,163,895	126,886	8,661	273	2,299,715
1-4 family residential (includes home equity)	4,524,726	287,451	849,084	173	5,661,434
Commercial real estate (includes multi-family residential)	3,807,192	465,588	928,336	50,252	5,251,368
Farmland	411,818	9,176	20,190	1,159	442,343
Agriculture	145,516	32,363	116	—	177,995
Consumer and other	251,441	19,600	16,048	1,407	288,496
Total loans held for investment	14,739,094	1,704,809	2,085,896	79,071	18,608,870
Total	$14,746,368	$1,704,809	$2,085,896	$79,071	$18,616,144

At September 30, 2022, total loans were $18.51 billion, a decrease of $109.9 million or 0.6%, compared with $18.62 billion at December 31, 2021. Loans at September 30, 2022 included $2.9 million of loans held for sale and $922.8 million of Warehouse Purchase Program loans compared with $7.3 million of loans held for sale and $1.78 billion of Warehouse Purchase Program loans at December 31, 2021. At September 30, 2022, loans represented 48.9% of total assets compared with 49.2% of total assets at December 31, 2021.

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

Included in commercial and industrial loans are (1) commitments to oil and gas producers largely secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of September 30, 2022, oil and gas loans totaled $410.1 million (net of discount and excluding PPP loans totaling $4.7 million) or 2.2% of total loans, compared with total oil and gas loans of $491.3 million (net of discount and excluding PPP loans totaling $27.9 million) or 2.6% of total loans as of December 31, 2021. In addition, as of September 30, 2022, the Company had total unfunded commitments to oil and gas companies of $463.3 million compared with total unfunded commitments to oil and gas companies of $419.0 million as of December 31, 2021. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

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

Nonperforming assets decreased $8.2 million, or 29.2%, to $19.9 million at September 30, 2022 compared with $28.1 million at December 31, 2021, of which $9.0 million and $7.1 million, respectively, were attributable to acquired loans. The decrease in nonperforming assets was primarily due to a $10.5 million decrease in nonaccrual loans in the commercial real estate, commercial and industrial and construction, land development and other land loans portfolios, partially offset by a $2.1 million increase in nonaccrual loans in the 1-4 family residential loans portfolio.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated:

	September 30, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$8,938	$2,133	$6,490	$168	$17,729
Accruing loans 90 or more days past due	184	194	—	—	378
Total nonperforming loans	9,122	2,327	6,490	168	18,107
Repossessed assets	13	—	—	—	13
Other real estate	1,758	—	—	—	1,758
Total nonperforming assets	$10,893	$2,327	$6,490	$168	$19,878

Nonperforming assets to total loans and other real estate	0.07%	0.14%	0.46%	0.27%	0.11%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.08%	0.14%	0.46%	0.27%	0.11%
Nonaccrual loans to total loans	0.06%	0.13%	0.46%	0.27%	0.10%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.06%	0.13%	0.46%	0.27%	0.10%

	December 31, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$19,712	$630	$5,759	$168	$26,269
Accruing loans 90 or more days past due	770	117	—	—	887
Total nonperforming loans	20,482	747	5,759	168	27,156
Repossessed assets	310	—	—	—	310
Other real estate	223	—	399	—	622
Total nonperforming assets	$21,015	$747	$6,158	$168	$28,088

Nonperforming assets to total loans and other real estate	0.14%	0.04%	0.30%	0.21%	0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.16%	0.04%	0.30%	0.21%	0.17%
Nonaccrual loans to total loans	0.13%	0.04%	0.28%	0.21%	0.14%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.15%	0.04%	0.28%	0.21%	0.16%

(1)	Includes troubled debt restructurings of $806 thousand and $4.2 million as of September 30, 2022 and December 31, 2021, respectively.
(2)	There were no nonperforming or troubled debt restructurings of Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

Nonperforming assets were 0.11% of total loans and other real estate at September 30, 2022 and 0.15% of total loans and other real estate at December 31, 2021. The allowance for credit losses as a percentage of total nonperforming loans was 1,558.4% at September 30, 2022 and 1,054.6% at December 31, 2021.

Allowance for Credit Losses on Loans

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses on loans which it believes is adequate as of September 30, 2022 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

As described in the section captioned “Critical Accounting Policies” above, the Company’s determination of the allowance for credit losses involves a high degree of judgment and complexity. The Company’s analysis of qualitative, or environmental, factors on pools of loans with common risk characteristics, in combination with the quantitative historical lifetime loss information and specific reserves, provides the Company with an estimate of lifetime losses. The allowance must reflect changes in the balance of loans subject to the allowance methodology, as well as the estimated lifetime losses associated with those loans. The allowance for credit losses on loans as of September 30, 2022 totaled $282.2 million or 1.52% of total loans, including acquired loans with discounts, a decrease of $4.2 million or 1.5% compared to the allowance for credit losses on loans totaling $286.4 million or 1.54% of total loans, including acquired loans with discounts, as of December 31, 2021.  For further discussion on the provision for credit losses, see “Results of Operations—Provision for Credit Losses” above.

The following tables present, as of and for the periods indicated, information regarding the allowance for credit losses on loans differentiated between originated loans and acquired loans. Reported net charge-offs may include those from Non-PCD loans and PCD loans, but only if the total charge-off required is greater than the remaining discount.

	As of and for the Nine Months Ended September 30, 2022
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$14,173,656	$3,915,508	$18,089,164
Gross loans outstanding at end of period	$15,398,640	$3,107,648	$18,506,288
Allowance for credit losses on loans at beginning of period	$186,736	$99,644	$286,380
Provision for credit losses	15,228	(15,228)	—
Charge-offs:
Commercial and industrial	(863)	(54)	(917)
Real estate and agriculture	(904)	(760)	(1,664)
Consumer and other	(3,896)	(165)	(4,061)
Recoveries:
Commercial and industrial	961	154	1,115
Real estate and agriculture	576	21	597
Consumer and other	675	54	729
Net charge-offs(1)	(3,451)	(750)	(4,201)
Allowance for credit losses on loans at end of period	$198,513	$83,666	$282,179
Ratio of allowance to end of period loans	1.29%	2.69%	1.52%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.37%	2.69%	1.60%
Ratio of net charge-offs to average loans (annualized)	0.03%	0.03%	0.03%
Ratio of allowance to end of period nonperforming loans	2,176.2%	931.2%	1,558.4%
Ratio of allowance to end of period nonaccrual loans	2,221.0%	951.7%	1,591.6%

	As of and for the Nine Months Ended September 30, 2021
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$13,913,479	$5,395,922	$19,309,401
Gross loans outstanding at end of period	$14,658,094	$4,299,638	$18,957,732
Allowance for credit losses on loans at beginning of period	$150,630	$165,438	$316,068
Provision for credit losses	30,571	(30,571)	—
Charge-offs:
Commercial and industrial	(3,471)	(6,479)	(9,950)
Real estate and agriculture	(820)	(17,768)	(18,588)
Consumer and other	(2,576)	(290)	(2,866)
Recoveries:
Commercial and industrial	746	328	1,074
Real estate and agriculture	334	14	348
Consumer and other	913	188	1,101
Net charge-offs (1)	(4,874)	(24,007)	(28,881)
Allowance for credit losses on loans at end of period	$176,327	$110,860	$287,187
Ratio of allowance to end of period loans	1.20%	2.58%	1.51%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.39%	2.58%	1.69%
Ratio of net charge-offs to average loans (annualized)	0.05%	0.59%	0.20%
Ratio of allowance to end of period nonperforming loans	801.3%	788.1%	796.1%
Ratio of allowance to end of period nonaccrual loans	802.1%	849.4%	819.7%

(1)	There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $5.7 million during the nine months ended September 30, 2022. Partially offsetting these charge-offs were recoveries on originated loans of $2.2 million. Gross charge-offs on acquired loans were $979 thousand during the nine months ended September 30, 2022. Partially offsetting these charge-offs were recoveries on acquired loans of $229 thousand. Total charge-offs for the nine months ended September 30, 2022 were $6.6 million, partially offset by total recoveries of $2.4 million.

The following table shows the allocation of the net charge-offs among various categories of loans as of the dates indicated.

	September 30, 2022		September 30, 2021
	Amount	Ratio of Net Charge-offs to Total Average Loans (Annualized)	Amount	Ratio of Net Charge-offs to Total Average Loans (Annualized)
	(Dollars in thousands)
Balance of net (charge-offs) recoveries applicable to:
Commercial and industrial	$198	0.00%	$(8,876)	0.06%
Real estate:
Construction, land development and other land loans	(421)	0.00%	114	0.00%
1-4 family residential (including home equity)	147	0.00%	(107)	0.00%
Commercial real estate (including multi-family residential)	(786)	0.01%	(18,286)	0.13%
Agriculture (includes farmland)	(7)	0.00%	39	0.00%
Consumer and other	(3,332)	0.02%	(1,765)	0.01%
Total net charge-offs	$(4,201)	0.03%	$(28,881)	0.20%
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

	September 30, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$34,525	$28,227	$6,168	$6,752	$75,672	14.8%
Real estate	152,042	10,836	13,031	16,519	192,428	79.7%
Agriculture and agriculture real estate	7,020	690	120	12	7,842	3.8%
Consumer and other	4,926	1,056	255	—	6,237	1.7%
Total allowance for credit losses on loans	$198,513	$40,809	$19,574	$23,283	$282,179	100.0%

	December 31, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$32,977	$29,525	$10,944	$6,966	$80,412	16.1%
Real estate	141,801	11,630	20,282	16,899	190,612	78.5%
Agriculture and agriculture real estate	6,636	943	168	12	7,759	3.7%
Consumer and other	5,322	471	397	1,407	7,597	1.7%
Total allowance for credit losses on loans	$186,736	$42,569	$31,791	$25,284	$286,380	100.0%

(1)	Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

The allowance for credit losses totaled $282.2 million at September 30, 2022 and $286.4 million at December 31, 2021. The allowance for credit losses totaled 1.52% of total loans at September 30, 2022 and 1.54% of total loans at December 31, 2021.

At September 30, 2022, $198.5 million of the allowance for credit losses was attributable to originated loans, an increase of $11.8 million or 6.3% compared with $186.7 million of the allowance at December 31, 2021. At September 30, 2022, $40.8 million of the allowance for credit losses was attributable to re-underwritten acquired loans compared with $42.6 million of the allowance at December 31, 2021, a decrease of $1.8 million or 4.1%. At September 30, 2022, $19.6 million of the allowance for credit losses was attributable to Non-PCD loans compared with $31.8 million of the allowance at December 31, 2021, a decrease of $12.2 million or 38.4%. At September 30, 2022, $23.3 million of the allowance for credit losses was attributable to PCD loans compared with $25.3 million of the allowance at December 31, 2021, a decrease of $2.0 million or 7.9%.

At September 30, 2022, the Company had $6.5 million of total outstanding accretable discounts on Non-PCD loans and PCD loans.

The Company believes that the allowance for credit losses on loans at September 30, 2022 is adequate to absorb expected lifetime losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at September 30, 2022.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of September 30, 2022 and December 31, 2021, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

Securities

The carrying cost of securities totaled $14.81 billion at September 30, 2022 compared with $12.82 billion at December 31, 2021, an increase of $1.99 billion or 15.5%. At September 30, 2022, securities represented 39.1% of total assets compared with 33.9% of total assets at December 31, 2021.

The amortized cost and fair value of investment securities were as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$388,691	$1,289	$(2,363)	$387,617
Mortgage-backed securities	102,835	876	(98)	103,613
Total	$491,526	$2,165	$(2,461)	$491,230
Held to Maturity
States and political subdivisions	$123,793	$801	$(4,017)	$120,577
Corporate debt securities	12,000	—	—	12,000
Collateralized mortgage obligations	250,589	—	(20,836)	229,753
Mortgage-backed securities	13,928,875	302	(1,638,297)	12,290,880
Total	$14,315,257	$1,103	$(1,663,150)	$12,653,210

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$483,761	$1,942	$(32)	$485,671
Mortgage-backed securities	28,881	550	(170)	29,261
Total	$512,642	$2,492	$(202)	$514,932
Held to Maturity
States and political subdivisions	$132,620	$5,968	$(114)	$138,474
Collateralized mortgage obligations	39,675	483	(78)	40,080
Mortgage-backed securities	12,131,674	87,967	(146,982)	12,072,659
Total	$12,303,969	$94,418	$(147,174)	$12,251,213

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

As of September 30, 2022, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2022, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.  The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of September 30, 2022, the Company’s municipal securities represent 0.8% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of September 30, 2022, management believes that there is no potential for material credit losses on held to maturity securities.

Deposits

Total deposits were $29.30 billion at September 30, 2022 compared with $30.77 billion at December 31, 2021, a decrease of $1.47 billion or 4.8%. At September 30, 2022, noninterest-bearing deposits totaled $11.15 billion, an increase of $404.1 million or 3.8% compared with $10.75 billion at December 31, 2021. Interest-bearing deposits totaled $18.15 billion at September 30, 2022 compared with $20.02 billion at December 31, 2021, a decrease of $1.88 billion or 9.4%, primarily due to a decrease in public fund deposits.

Average deposits for the nine months ended September 30, 2022 were $30.29 billion, an increase of $1.56 billion or 5.4%, compared with $28.73 billion for the nine months ended September 30, 2021. The ratio of average interest-bearing deposits to total average deposits was 64.2% and 65.7% during the first nine months of 2022 and 2021, respectively.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Nine Months Ended September 30,
	2022		2021
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$6,453,810	0.14%	$6,160,988	0.33%
Regular savings	3,541,681	0.14%	3,100,257	0.11%
Money market savings	7,037,670	0.27%	6,647,449	0.27%
Certificates, IRAs and other time deposits	2,409,251	0.40%	2,969,151	0.60%
Total interest-bearing deposits	19,442,412	0.22%	18,877,845	0.31%
Noninterest-bearing demand deposits	10,848,605		9,855,599
Total deposits	$30,291,017	0.14%	$28,733,444	0.21%

(1)	Annualized and based on average balances on an actual 365-day basis for the nine months ended September 30, 2022 and 2021.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
FHLB advances	$1,165,000	$—
Securities sold under repurchase agreements	454,304	448,099
Total	$1,619,304	$448,099

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2022, the Company had total funds of $14.16 billion available under this line. FHLB advances of $1.17 billion were outstanding at September 30, 2022, at a weighted average rate of 3.23%. At September 30, 2022, the Company had no FHLB long-term notes payable balance.

Securities sold under repurchase agreements— At September 30, 2022, the Company had $454.3 million in securities sold under repurchase agreements with banking customers compared with $448.1 million at December 31, 2021, an increase of $6.2 million or 1.4%.  Repurchase agreements are generally settled on the following business day; however, approximately $5.5 million of the repurchase agreements outstanding at September 30, 2022 have maturity dates ranging from 6 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

LIBOR Transition

As of September 30, 2022 and December 31, 2021, LIBOR was used as an index rate for the Company’s interest-rate swaps and approximately 1.9% and 11.4% of the Company’s loan portfolio, respectively. On September 30, 2021, the Company began transitioning away from LIBOR to Secured Overnight Financing Rate (“SOFR”) or other alternative variable rate indexes for its interest-rate swaps and loans historically using LIBOR as an index.

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

As of September 30, 2022, the Company had outstanding $5.40 billion in commitments to extend credit, $61.4 million in commitments associated with outstanding standby letters of credit and $1.63 billion in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2022, the Company had cash and cash equivalents of $602.4 million compared with $2.55 billion at December 31, 2021, a decrease of $1.95 billion or 76.4%. The decrease was primarily due to the net purchases of investment securities of $2.02 billion, payment of cash dividends of $142.9 million, repurchase of common stock of $65.7 million and a decrease in deposits of $1.47 billion, partially offset by proceeds from short-term borrowings of $1.17 billion and net cash provided by operating activities of $507.1 million.

Share Repurchases

On January 18, 2022, Bancshares announced a stock repurchase program that authorized the repurchase of up to 5%, or approximately 4.6 million shares, of its outstanding common stock over a one-year period expiring on January 18, 2023, at the discretion of management. Under the stock repurchase program, Bancshares may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. Bancshares repurchased zero shares of its common stock during the three months ended September 30, 2022 and 981,884 shares of its common stock at the weighted average price of $66.90 per share during the nine months ended September 30, 2022.

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of September 30, 2022 are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its Federal Home Loan Bank (“FHLB”) advances as of September 30, 2022 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank advances	$1,165,000	$—	$—	$—	$1,165,000

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 17 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company has one sublease arrangement. Sublease income was $807 thousand and $815 thousand for the three months ended September 30, 2022 and 2021 and was $2.4 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively.  As of September 30, 2022, operating lease ROU assets and lease liabilities were approximately $42.8 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of September 30, 2022, the weighted average of remaining lease terms of the Company’s operating leases was 5.6 years. The weighted average discount rate used to determine the lease liabilities as of September 30, 2022 for the Company’s operating leases was 2.19%. Cash paid for the Company’s operating leases was $2.7 million and $2.9 million for the three months ended September 30, 2022 and 2021, respectively, and was $8.1 million and $9.3 million for the nine months ended September 30, 2022 and 2021, respectively. The Company obtained $819 thousand in ROU assets in exchange for lease liabilities for three operating leases during the nine months ended September 30, 2022.

The Company’s future undiscounted cash payments associated with its operating leases as of September 30, 2022 are summarized below (dollars in thousands).

Remaining 2022	$2,630
2023	10,083
2024	9,267
2025	8,692
2026	7,672
2027	4,811
Thereafter	6,565
Total undiscounted lease payments	$49,720

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit expiring by period as of September 30, 2022 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$53,077	$5,610	$2,734	$—	$61,421
Unused capacity on Warehouse Purchase Program loans	1,626,503	—	—	—	1,626,503
Commitments to extend credit	1,953,877	1,293,598	261,612	1,890,774	5,399,861
Total	$3,633,457	$1,299,208	$264,346	$1,890,774	$7,087,785

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At September 30, 2022 and December 31, 2021, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $29.9 million.

Capital Resources

Total shareholders’ equity was $6.61 billion at September 30, 2022 compared with $6.43 billion at December 31, 2021, an increase of $184.4 million or 2.9%. The increase was primarily the result of net income of $386.6 million partially offset by dividend payments of $142.9 million and common stock repurchases of $65.7 million.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of September 30, 2022, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of September 30, 2022:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of September 30, 2022
The Company
CET1 capital (to risk weighted assets)	4.50%		7.00%	N/A	15.44%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	N/A	15.44%
Total capital (to risk weighted assets)	8.00%		10.50%	N/A	16.09%
Tier 1 capital (to average assets)	4.00%	(1)	4.00%	N/A	9.94%

The Bank
CET1 capital (to risk weighted assets)	4.50%		7.00%	6.50%	15.40%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	8.00%	15.40%
Total capital (to risk weighted assets)	8.00%		10.50%	10.00%	16.04%
Tier 1 capital (to average assets)	4.00%	(2)	4.00%	5.00%	9.92%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

a. None.

b. None.

c. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” in Item 2 of Part I of this report for information regarding Bancshares’ stock repurchase program. No repurchases of Bancshares’ common stock were made during the third quarter of 2022.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019 (File No. 001-35388))

4.1	Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 11/04/2022	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 11/04/2022	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer