Form 10-K
period 2022-12-31
PROSPERITY BANCSHARES INC
filed 2023-02-27
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates as of June 30, 2022, based on the closing price of the common stock on the New York Stock Exchange on June 30, 2022 was approximately $5.96 billion.

As of February 21, 2023, the number of outstanding shares of common stock was 91,308,615.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2023 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2022, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PROSPERITY BANCSHARES, INC.®

2022 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of December 31, 2022, the Bank operated 272 full service banking locations: 65 in the Houston area, including The Woodlands; 30 in the South Texas area, including Corpus Christi and Victoria; 62 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area, including Austin and San Antonio; 34 in the West Texas area, including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com.

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

In addition to internal growth, the Company completed the following acquisitions within the last ten years (through December 31, 2022):

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

Pending Acquisitions

Pending Acquisition of First Bancshares of Texas, Inc. (“First Bancshares”) — On October 11, 2022, the Company and First Bancshares jointly announced the signing of a definitive merger agreement whereby First Bancshares, the parent company of FirstCapital Bank of Texas, N.A. (“FirstCapital Bank”), will merge with and into the Company. FirstCapital Bank operates 16 full-service banking offices in 6 different markets in West, North and Central Texas areas, including its main office in Midland, and banking offices in Midland, Lubbock, Amarillo, Wichita Falls, Burkburnett, Byers, Henrietta, Dallas, Horseshoe Bay, Marble Falls and Fredericksburg, Texas. As of December 31, 2022, First Bancshares, on a consolidated basis, reported total assets of $2.16 billion, total loans of $1.64 billion and total deposits of $1.80 billion.

Under the terms of the merger agreement, the Company will issue 3,583,370 shares of its common stock plus $93.4 million in cash for all outstanding shares of First Bancshares capital stock, subject to certain conditions and potential adjustments. Based on the closing price of the Company’s common stock of $69.27 on October 7, 2022, the total consideration was valued at approximately $341.6 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of First Bancshares. The transaction is expected to close during the first half of 2023, although delays could occur.

Pending Acquisition of Lone Star State Bancshares, Inc. (“Lone Star”) — On October 11, 2022, the Company and Lone Star jointly announced the signing of a definitive merger agreement whereby Lone Star, the parent company of Lone Star State Bank of West Texas (“Lone Star Bank”), will merge with and into the Company. Lone Star Bank operates 5 banking offices in the West Texas area, including its main office in Lubbock, and 1 banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of December 31, 2022, Lone Star, on a consolidated basis, reported total assets of $1.43 billion, total loans of $999.6 million and total deposits of $1.28 billion.

Under the terms of the merger agreement, the Company will issue 2,376,182 shares of its common stock plus $64.1 million in cash for all outstanding shares of Lone Star capital stock, subject to certain conditions and potential adjustments. Based on the closing price of the Company’s common stock of $69.27 on October 7, 2022, the total consideration was valued at approximately $228.7 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of Lone Star. The transaction is expected to close during the first half of 2023, although delays could occur.

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

As of December 31, 2022, the Company had 3,633 full-time equivalent associates, 1,041 of whom were officers of the Bank. Neither the Company nor the Bank is a party to any collective bargaining agreement.

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

As an affirmative action employer, the Company is fully committed to the concept and practice of equal opportunity through diversity and inclusion. In 2022, its workforce, from senior officers to tellers, was 48% minority and 75% female. Through its commitment to a diverse workforce, the Company has implemented the following initiatives:

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
•
Participating in a variety of activities that reflect the cultural diversity within the communities the Company serves.
•
Striving to select vendors/suppliers who reflect the diversity of the communities the Company serves.
•
Developing strategies to reach multicultural markets.

Compensation and Benefits. The Company believes in maintaining progressive employment policies, as well as a competitive wage and benefit package. The Company has invested heavily in its officers and associates by recruiting talented officers in its market areas and providing them with economic incentives. The senior management team, including area leadership, has substantial experience in the Company’s business and market areas. Most banking center locations are overseen by a local president or manager with knowledge of the community and lending expertise in the specific industries found in the community. The Company operates each banking center as a separate profit center, maintaining separate data with respect to each banking center’s net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also has lending groups focused on specific business segments. The performance of these groups is also reviewed when setting lender compensation.

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

The Company recognizes that employee training and development are business imperatives essential to employee retention and providing excellent service. Associates receive formal and informal position specific training on various regulatory compliance topics, person to person functional and product training, policy and procedure documentation, online webinars and videos. The Company has position specific required training delivered annually, and as industry or bank policy and procedure changes dictate. Associates are encouraged to explore and achieve a full range of training and development opportunities to personalize career development and to prioritize their unique needs and growth opportunities. The Company fosters an environment where associates are encouraged to reach their full potential by enhancing current skills, work toward a future role, or take steps to build new skills through hands-on learning involving common customer interaction scenarios, coaching conversations, mentor relationships, feedback, performance appraisals and working with role models.

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

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and businesses throughout Texas and Oklahoma. At December 31, 2022, the Bank maintained approximately 785,000 separate deposit accounts including certificates of deposit and 68,000 separate loan accounts. At December 31, 2022, noninterest-bearing demand deposits were 38.3% of the Bank’s total deposits. For the year ended December 31, 2022, the Company’s average cost of funds was 0.29% and the Company’s average cost of deposits (excluding all borrowings) was 0.23%.

The Company has been an active real estate lender, with commercial real estate (including farmland and multi-family residential), 1-4 family residential (including home equity) and construction, land development and other land loans comprising 29.2%, 35.8% and 14.9%, respectively, of the Company’s total loans as of December 31, 2022. The Company is active in commercial and industrial lending, with commercial loans comprising 13.8% of the Company’s total loans as of December 31, 2022. The Company also offers agricultural loans, loans for automobiles and other consumer durables, home equity loans, debit and credit cards, digital banking solutions, trust and wealth management, retail brokerage services, mortgage services and treasury management. The Company offers businesses a broad array of loan products including term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery; land development and interim construction loans for builders; and owner-occupied and non-owner occupied commercial real estate loans. The Company has a Warehouse Purchase Program that allows mortgage banking company customers to close one-to-four-family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors.

By offering certificates of deposit, interest checking accounts, money market accounts and savings accounts at competitive rates, the Company gives its depositors a full range of traditional deposit products.

As of December 31, 2022, the Company’s trust department maintained total assets of $2.25 billion, including managed assets of $1.95 billion. The trust department provides trust services in the Company’s various market areas.

Business Strategies

The Company’s main objective is to increase deposits and loans through internal growth, as well as through acquisition opportunities, while maintaining efficiency, providing individualized customer service and maximizing profitability. To achieve this objective, the Company has employed the following strategic goals:

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

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its prudent approach to lending, the Company has emphasized both new and existing loan products, focusing on increasing its commercial real estate, commercial and industrial, and residential real estate loan portfolios. Loans at December 31, 2022 were $18.84 billion compared with $18.62 billion at December 31, 2021, an increase of $223.7 million or 1.2%. Commercial and industrial loans were $2.59 billion and represented 13.8% of the total loan portfolio as of December 31, 2022. Commercial real estate loans (including multifamily residential) were $4.99 billion and represented 26.5% of the total portfolio as of December 31, 2022. One-to-four-family residential loans were $5.77 billion and represented 30.7% of the total loan portfolio as of December 31, 2022. Construction, land development and other land loans were $2.81 billion and represented 14.9% of the total loan portfolio as of December 31, 2022. Warehouse Purchase Program loans were $740.6 million and represented 3.9% of the total loan portfolio as of December 31, 2022.

Maintain Sound Asset Quality. The Company continues to maintain the sound asset quality that has been representative of its historical loan portfolio. As the Company continues to diversify and increase its lending activities and acquire loans in acquisitions, it may face higher risks of nonpayment and increased risks in the event of prolonged economic downturns. The Company intends to continue to employ the strict underwriting guidelines and comprehensive loan review process that have contributed to its low incidence of nonperforming assets and minimal charge-offs in relation to its size. Nonperforming assets were 0.15% of total loans and other real estate at December 31, 2022. Excluding Warehouse Purchase Program loans, nonperforming assets were 0.15% of total loans and other real estate at December 31, 2022. All Warehouse Purchase Program loans were performing loans at December 31, 2022.

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

The Company

The Company is a financial holding company pursuant to the Gramm-Leach-Bliley Act and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Accordingly, the Company is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The Gramm-Leach-Bliley Act, the BHCA and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Further, since the Company has securities registered with the Securities and Exchange Commission ("SEC") and traded on the New York Stock Exchange ("NYSE"), it is also subject to the supervision and regulation of these organizations.

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

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

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

The Basel III Capital Rules require the Company to maintain a capital conservation buffer of Common Equity Tier 1 (“CET1”) of 2.5%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.5% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”) of 4.0%. As of December 31, 2022, the Company’s ratio of CET1 to risk-weighted assets was 15.88%, Tier 1 capital to risk-weighted assets was 15.88%, total capital to risk-weighted assets was 16.51% and Tier 1 capital to average quarterly assets was 10.16%.

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

In response to the novel strain of coronavirus disease (“COVID-19”) pandemic, in March 2020 the joint federal bank regulatory agencies issued an interim final rule that allowed banking organizations that implemented ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments” (“CECL”) in 2020 to mitigate the effects of the CECL accounting standard in their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. The Company adopted the option provided by the interim final rule, which delayed the effects of CECL on its regulatory capital through 2021, after which the effects will be phased in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period include both the initial impact of the Company’s adoption of CECL on January 1, 2020 and 25% of subsequent changes in the Company’s allowance for credit losses during each quarter of the two-year period ending December 31, 2021. The cumulative amount of the transition adjustments is being phased in over the three-year transition period that began on January 1, 2022, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024.

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

The Volcker Rule. The Volcker Rule under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain hedge funds and private equity funds. Since neither the Company nor the Bank engages in the types of trading or investing covered by the Volcker Rule, the Volcker Rule does not currently have any effect on the operations of the Company or the Bank.

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

The FDIC’s risk-based capital guidelines generally require state banks to have minimum ratios of CET1 to risk-weighted assets of 4.5%, Tier 1 capital to total risk-weighted assets of 6.0% and total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2022, the Bank’s ratio of CET1 to risk-weighted assets was 15.83%, Tier 1 capital to total risk-weighted assets was 15.83% and total capital to total risk-weighted assets was 16.46%.

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets. As of December 31, 2022, the Bank’s ratio of Tier 1 capital to average quarterly assets (leverage ratio) was 10.12%.

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

At December 31, 2022, the Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations in effect as of such date.

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

On June 22, 2020, the FDIC issued a final rule that mitigates the deposit insurance assessment effects of participating in the Paycheck Protection Program (“PPP”). Pursuant to the final rule, the FDIC will generally remove the effect of PPP lending in calculating an institution’s deposit insurance assessment. The final rule also provides an offset to an institution's total assessment amount for the increase in its assessment base attributable to participation in the PPP and the Money Market Mutual Liquidity Fund.

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

In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment is intended to increase the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC's amended restoration plan.

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

In May 2022, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency (“OCC”) issued a joint proposal that would, among other things (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The final rule requires the Company to adopt a clawback policy within 60 days after such listing standard becomes effective.

Cybersecurity. In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations. In addition, in March 2022, the SEC proposed rules that would require disclosure of material cybersecurity incidents as well as cybersecurity risk management, strategy and governance.

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

In November 2021, the federal banking agencies adopted a final rule that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.

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

Legislative and Regulatory Responses to the COVID-19 Pandemic

The lingering effects of the COVID-19 pandemic continue to create disruptions to the global economy, to businesses, and to the lives of individuals and there continues to be uncertainties on the impact to borrowers, financial institutions and their counterparties and the ultimate impact of COVID-19 cannot be reliably estimated at this time.

There have been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic. For example, the bank regulatory agencies have encouraged financial institutions to report accurate information to credit bureaus regarding relief provided to borrowers and have urged the importance of financial institutions to continue assisting those borrowers impacted by the COVID-19 pandemic. Also, on April 3, 2020, the bank regulatory agencies issued a joint policy statement to facilitate mortgage servicers’ ability to place consumers in short-term payment forbearance programs. This policy statement was followed by a final rule, on June 23, 2020, that makes it easier for consumers to transition out of financial hardship caused by the COVID-19 pandemic.

Further, on December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law, which also contains provisions that could directly impact financial institutions.

The PPP, originally established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and extended under the Consolidated Appropriations Act of 2021, authorizes financial institutions to make federally guaranteed loans to qualifying small businesses and non-profit organizations.

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

Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions, inflationary trends, changes in government spending and debt issuances and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, and could also affect (1) the Company’s ability to originate loans, such as decreased demand due to higher interest rates, and obtain deposits, (2) the fair value of the Company’s financial assets and liabilities and (3) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings also could be adversely affected if the interest rates received on loans and other investments decrease more quickly than the interest rates paid on deposits and other borrowings. Further, the Company’s assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may be adversely impacted by the transition from LIBOR as a reference rate.

The United Kingdom’s Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar London Interbank Offered Rate (“LIBOR”) settings will cease to be published or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be published as of December 31, 2021. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace U.S. dollar LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (“SOFR”) for contracts governed by U.S. law that have no or ineffective fallbacks, and in December 2022, the Federal Reserve Board adopted related implementing rules. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates or the value of LIBOR-based securities will not be adversely affected. As a result, and despite the enactment of the LIBOR Act, for the most commonly used LIBOR settings, the use or selection of a successor rate could expose the Company to risks associated with disputes and litigation with the Company’s customers and counterparties and other market participants in connection with implementing LIBOR fallback provisions. The majority of loans originally priced based on a LIBOR index were converted to either a SOFR or BSBY (Bloomberg Index Services) index prior to December 31, 2022. The remaining LIBOR-priced loans are expected to be converted to an alternative index prior to June 30, 2023. The Bank is coordinating with customers to implement an orderly change of loan pricing indices, without undue disruption to the Bank’s customers or its lending processes.

As of December 31, 2022, approximately $291.4 million of the Company’s outstanding loans and certain derivative contracts, borrowings and other financial instruments have attributes that are either directly or indirectly dependent on LIBOR. The Company is subject to litigation and reputational risks if it is unable to renegotiate and amend the remaining existing contracts with counterparties that are dependent on LIBOR, including contracts that do not have fallback language. The timing and manner in which each customer’s contract transitions to a replacement rate will vary on a case-by-case basis. Interest payments under contracts referencing new indices will differ from those referencing a LIBOR index. Since any replacement rate will change interest payment calculations, failure to complete an orderly transition prior to June 30, 2023 could adversely affect customer relationships and the Company’s business, financial condition and results of operations.

Credit and Lending Risks

The Company’s business depends on its ability to successfully manage credit risk.

The Company’s business depends on its ability to successfully measure and manage credit risk. As a lender, the Company is exposed to the risk that the principal of, or interest on, a loan will not be repaid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover the Company’s outstanding exposure. In addition, the Company is exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the United States, generally, or the Company’s market areas, specifically, experiences material disruption, the Company’s borrowers may experience difficulties in repaying their loans, the collateral the Company holds may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower's ability to properly evaluate changes in the supply and demand characteristics affecting their market for products and services, to evaluate regulatory changes affecting their products and services, such as climate change regulation, and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property.

In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of military conflict, including the current Russian invasion of Ukraine, terrorism or other geopolitical events. Current economic conditions are significantly affected by elevated levels of inflation and rising interest rates. A prolonged period of inflation may adversely affect the Company’s profitability by causing fixed costs and expenses to increase. Meanwhile, economic and inflationary pressure on consumers and uncertainty regarding the prospects for economic improvement could alter consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of the Company’s loans and on the Company’s business, financial condition and results of operations. Furthermore, evolving responses from federal and state governments and other regulators, and the Company’s customers or vendors, to new challenges such as climate change have impacted and could continue to impact the economic and political conditions under which the Company operates, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

As a lender, the Company is exposed to the risk that its loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate the Company for the outstanding balance of the loan plus the costs to dispose of the collateral. The Company maintains an allowance for credit losses in an attempt to cover estimated losses inherent in its loan portfolio. Additional credit losses could occur in the future and may occur at a rate greater than the Company has experienced to date. The determination of the appropriate level of the allowance inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks, future trends and general economic conditions, including inflation and recession, all of which may undergo material changes. If the Company’s assumptions prove to be incorrect or if it experiences significant credit losses in future periods, its current allowance may not be sufficient to cover actual credit losses and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. A material addition to the allowance could cause net income, and possibly capital, to decrease.

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

The Financial Accounting Standards Board’s accounting standard, ASU 2016-13, which established allowances for credit losses became effective for the Company on January 1, 2020. This methodology, known as CECL, reflects the expected credit losses over the lives of financial assets starting when such assets are first acquired. Under this methodology, credit losses are measured based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. The standard resulted in an increase to allowance and required the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings. See “Notes to Consolidated Financial Statements—Note 1—Nature of Operations and Summary of Significant Accounting and Reporting Policies”.

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

Approximately 79.9% of the Company’s total loans as of December 31, 2022 consisted of loans included in the real estate loan portfolio, with 29.2% in commercial real estate (including farmland and multifamily residential), 35.8% in residential real estate (including home equity) and 14.9% in construction, land development and other land loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for credit losses, which could adversely affect its financial condition, results of operations and cash flows.

The Company’s commercial real estate and commercial loans expose it to increased credit risks, and these risks will increase if the Company succeeds in increasing these types of loans.

The Company, while maintaining its conservative approach to lending, has emphasized both new and existing loan products, focusing on managing its commercial real estate (including farmland and multifamily residential) and commercial loan portfolios, and intends to continue to increase its lending activities and acquire loans in possible future acquisitions. As a result, commercial real estate and commercial loans as a proportion of its portfolio could increase. As of December 31, 2022, commercial real estate (including farmland and multifamily residential) and commercial loans totaled $8.10 billion. In general, commercial real estate loans and commercial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. These types of loans are also typically larger than residential real estate loans. Accordingly, the deterioration of one or several of these loans could cause a significant increase in nonperforming loans, which could result in a loss of earnings from these loans and an increase in the provision for credit losses and net charge-offs.

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

As of December 31, 2022, commercial real estate loans (including multifamily residential and excluding farmland) comprised approximately 26.5% of the Company’s loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than residential real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. Commercial real estate markets have been impacted by the economic disruptions caused by the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options that could have an adverse effect on the long-term performance of some types of office properties within the Company’s commercial real estate portfolio. A failure by the Company to have adequate risk management policies, procedures and controls could adversely affect the Company’s ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s loan portfolio, and specifically its energy lending portfolio, could be adversely affected by declines in the prices of oil and natural gas, as well as other factors.

Loans to oil and gas production and service companies, which are reported as commercial and industrial loans, totaled $429.5 million (net of discount and excluding PPP loans totaling $3.4 million) at December 31, 2022, representing approximately 2.3% of total loans, excluding Warehouse Purchase Program loans. As a result, the factors that impact the energy sector may have a greater effect on the Company than on more broadly diversified financial institutions. Companies with exposure to the energy sector, whether directly or indirectly, are subject to volatile fluctuations in price and supply of oil and gas. Many factors affect the supply of and demand for crude oil and natural gas and, therefore, influence prices of these commodities, including:

•
domestic and foreign supply of oil and natural gas, including increased availability of non-traditional energy resources such as shale oil and gas;
•
prices, and expectations about future prices, of oil and natural gas;
•
domestic and worldwide economic conditions, and the resulting global demand for oil and natural gas;
•
the price and quantity of imports of foreign oil and natural gas including the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels for oil, and decisions by OPEC and non-OPEC producers to change production levels;
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
•
legislative and regulatory interest within federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing activities (also known as “fracking”) or emissions;

•
weather conditions, including hurricanes, that can affect oil and natural gas operations over a wide area and severe winter weather that can interfere with oil and gas development and production operations;
•
political instability and social unrest throughout the world, such as in Ukraine, and particularly in oil and natural gas producing countries;
•
advances in exploration, development and production technologies or in technologies affecting energy consumption (such as fracking);
•
the price and availability of alternative fuel and energy sources;
•
the transition to alternate energy sources, like wind and solar;
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

The Company relies on customer deposits as a significant source of funding. Competition among U.S. banks for customer deposits is intense, may increase the cost of deposits or prevent new deposits, and may otherwise negatively affect the Company’s ability to grow its deposit base. The Company’s deposit accounts may decrease in the future, and any such decrease could have an adverse impact on the Company’s sources of funding, which impact could be material. Any changes the Company makes to the rates offered on its deposit products to remain competitive with other financial institutions may adversely affect its profitability and liquidity. The demand for the deposit products the Company offers may also be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, changes in interest rates, payment of interest on demand deposits by other financial institutions, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products or the availability of competing products, including from new financial technology competitors or competitors that provide customers with alternate investment options.

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

Acquisitions of financial institutions, such as the pending acquisitions of First Bancshares and Lone Star, involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect the Company’s organization. The Company may not be able to complete future acquisitions; and, if completed, the Company may not be able to successfully integrate the operations, management, products and services of the entities that it acquires and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from the Company’s management that they would otherwise direct at servicing existing business and developing new business. The Company’s inability to find suitable acquisition candidates or failure to successfully integrate the entities it acquires into its existing operations may increase its operating costs significantly and adversely affect its business and earnings. Acquisitions may also result in potential dilution to existing shareholders of the Company’s earnings per share if the Company issues common stock in connection with an acquisition.

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2022, the Company’s goodwill totaled $3.23 billion. Although the Company has not recorded any such impairment charges since it initially recorded the goodwill, the Company’s future evaluations of goodwill could result in findings of impairment and related write-downs, which may have a material adverse effect on its financial condition and results of operations.

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

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems, whether caused by physical damage, hackers, viruses or other malware, could jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure as well as result in failures or disruptions in the Company’s customer relationship management, general ledger, deposits, servicing or loan origination systems. The amount of specific “cyber” insurance coverage that the Company maintains and expects would apply in the event of various breach scenarios may not be adequate in any particular case. In addition, cyber threat scenarios are inherently difficult to predict and can take many forms, some of which may not be covered under the Company’s cyber insurance coverage. Security measures that the Company, with the help of third-party service providers, has implemented or intends to continue to implement to prevent damage from cyberattacks may not entirely mitigate these risks. In addition, increases in cyber threats and the sophistication of bad actors, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms the Company and its third-party service providers use to protect client transaction data. Although the Company makes significant efforts to maintain the security and integrity of its information systems and has implemented various measures to manage the risks of a security breach or disruption, there can be no assurance that the Company’s security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Breaches also may occur as a result of remote working arrangements. The occurrence of any such failures, interruptions or security breaches could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

The Company is subject to certain risks in connection with its use of technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The Company’s future success depends in part upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in its operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers, which may negatively affect the Company’s results of operations, financial condition and cash flows. Further, as technology advances, the ability to initiate transactions and access data has become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points. These technological advances increase cybersecurity risk. The Company’s programs that are intended to prevent or limit the effects of cybersecurity risk may not be sufficient to eliminate all unauthorized transactions or unauthorized access to customer information. The financial, reputational and regulatory impact of unauthorized transactions or unauthorized access to customer information could be significant.

The Company’s operations rely on external vendors, which may fail to provide adequate services.

The Company relies on certain external vendors to provide products and services necessary to maintain its day-to-day operations. These third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access, but the Company does not control their actions. Any complications caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interfere with the vendor’s ability to provide services.

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

The Company’s customers interact with their own and other third-party systems, which pose operational risks to the Company. The Company may be adversely affected by data breaches at retailers and other third parties who maintain data relating to the Company’s customers that involve the theft of customer data, including the theft of customers’ debit card, credit card, wire transfer and other identifying and/or access information used to make purchases or payments at such retailers and to other third parties. Despite third-party security risks that are beyond the Company’s control, the Company offers its customers protection against fraud and attendant losses for unauthorized use of debit and credit cards in order to stay competitive in the marketplace. Offering such protection to customers exposes the Company to significant expenses and potential losses related to reimbursing the Company’s customers for fraud losses, reissuing the compromised cards and increased monitoring for suspicious activity. If a data breach of considerable magnitude were to occur at one or more retailers, the Company’s business, financial condition and results of operations may be adversely affected.

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

The Company is subject to risk arising from the failure or circumvention of internal controls and procedures.

The Company’s internal controls, including fraud detection and controls, disclosure controls and procedures, and corporate governance procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls and procedures are met. Any failure or circumvention of controls and procedures; failure to comply with regulations related to controls and procedures; or failure to comply with corporate governance procedures could have a material adverse effect on the Company’s reputation, business, financial condition and results of operations, including subjecting us to litigation, regulatory fines, penalties or other sanctions. Furthermore, notwithstanding the proliferation of technology and technology-based risk and control systems, the Company’s business ultimately relies on people as its greatest resource, and the Company is subject to the risk that they make mistakes or engage in violations of applicable policies, laws, rules or procedures that in the past have not, and in the future may not always be prevented by the Company’s technological processes or by the controls and other procedures intended to prevent and detect such errors or violations. Human errors, malfeasance and other misconduct, even if promptly discovered and remediated, can result in reputational damage or legal risk and have a material adverse effect on our business, financial condition and results of operations.

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

Banking and other financial services companies, such as the Company, rely on technology companies to provide information technology products and services necessary to support their day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of the Company, the Company’s vendors, or other individuals or companies, have from time to time claimed to hold intellectual property sold to the Company by its vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

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

Climate Change Risks

Severe weather, natural disasters and other adverse external events could significantly impact the Company’s business and customers.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. In addition, such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Furthermore, the occurrence of any such event in the future could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Climate change could have a material negative impact the Company and its customers

The Company’s business, as well as the operations and activities of its customers, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Company and its customers and these risks are expected to increase over time. Climate changes presents multi-faceted risks, including (i) operational risk from the physical effects of climate events on the Company’s facilities and other assets as well as those of customers; (ii) credit risk from borrowers with significant exposure to climate risk; and (iii) reputational risk from stakeholder concerns about the Company’s practices related to climate change, the Company’s carbon footprint and the Company’s business relationships with customers who operate in carbon-intensive industries. The Company’s business, reputation and ability to attract and retain employees may also be harmed if its response to climate change is perceived to be ineffective or insufficient.

Climate change exposes the Company to physical risk as its effects may lead to more frequent and more extreme weather events, such as prolonged droughts or flooding, tornadoes, hurricanes, wildfires and extreme seasonal weather; and longer-term shifts, such as increasing average temperatures, ozone depletion and rising sea levels. Such events and long-term shifts may damage, destroy or otherwise impact the value or productivity of the Company’s properties and other assets; reduce the availability of insurance; and/or disrupt the Company’s operations and other activities through prolonged outages. Such events and long-term shifts may also have a significant impact on the Company’s customers, which could amplify credit risk by diminishing borrowers’ repayment capacity or collateral values, and other businesses counterparties of the Company, which could have a broader impact on the economy, supply chains and distribution networks.

Climate change also exposes the Company to risks associated with the transition to a less carbon-dependent economy. These transition risks may result from changes in policies, laws and regulations, technologies, and/or market preferences to address climate change. Such changes could have a material adverse effect on the Company’s business, results of operations, financial condition and/or reputation, in addition to having a similar impact on the Company’s customers. The Company has customers who operate in carbon-intensive industries, like the oil and gas industry, that are exposed to climate risks, such as those risks related to the transition to a less carbon-dependent economy, as well as customers who operate in low-carbon industries that may be subject to risks associated with new technologies.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to the Company’s environmental, social and governance practices may impose additional costs on the Company or expose it to new or additional risks.

Banking regulators and supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, the Company faces regulatory risk of increasing focus on its resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.

COVID-19 Risks

The lingering effects of the COVID-19 pandemic could continue to adversely affect the Company and its customers, associates and third-party service providers, with adverse impacts on the Company’s business, financial position, operations and prospects.

The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. Business and consumer customers of the Company continue to experience varying degrees of financial distress, which could adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations, which could have an adverse effect on the Company’s results of operations and financial condition.

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

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. These competitors primarily include national, regional, and community banks within the various markets where the Company operates. The Company also faces competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services functionally equivalent to those provided by banks. In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in robotic process automation, could significantly affect the competition for financial services. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can. Failure to compete effectively for deposit, loan and other banking customers in the Company’s market areas could adversely affect the Company’s growth and profitability, which, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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
•
changes in government regulations;
•
geopolitical conditions such as acts or threats of terrorism or military conflicts, such as the war in Ukraine;
•
general market conditions, including real or anticipated changes in the strength of the Texas and Oklahoma economies; and
•
industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, oil price volatility or credit losses.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, the Company conducted business at 272 full-service banking centers. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe, Houston, Texas. The Company also owns or leases other facilities in which its banking centers are located as listed below by geographical market area. The Company also owns or leases various corporate and operations offices. The expiration dates of the leases range from 2023 to 2032 and do not include renewal periods which may be available at the Company’s option.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2022:

Geographical Area	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2022
			(dollars in thousands)
Bryan/College Station area	16	—	$1,672,714
Houston area	65	13	7,694,488
Central Texas area	29	2	2,421,640
Dallas/Fort Worth area	62	23	7,080,437
East Texas area	22	—	1,229,008
West Texas area	34	6	3,200,644
South Texas area	30	3	3,487,836
Central Oklahoma area	6	1	778,446
Tulsa Oklahoma area	8	2	968,318
	272	50	$28,533,531

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The Company’s common stock is listed on the New York Stock Exchange under the symbol “PB.” As of February 21, 2023, there were 91,308,615 shares outstanding and 4,322 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

Dividends

Holders of common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. Although the Company has declared dividends on its common stock since 1994, and paid quarterly dividends aggregating $2.11 per share for 2022 and $1.99 per share for 2021, the Company could discontinue payment of dividends in the future. Future dividends on the common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the Board of Directors of the Company.

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

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter) for the Company’s last two fiscal years were as follows:

	2022	2021
Fourth Quarter	$0.55	$0.52
Third Quarter	0.52	0.49
Second Quarter	0.52	0.49
First Quarter	0.52	0.49

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022 regarding the Company’s equity compensation plan under which the Company’s equity securities are authorized for issuance. As of December 31, 2022, the Company had shares of restricted stock outstanding under its 2020 Stock Incentive Plan, which was approved by the Company’s shareholders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,955,675	(1)
Equity compensation plans not approved by security holders	—	—	—
	—	$—	1,955,675

(1)
All of these awards are available under the Company’s 2020 Stock Incentive Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 18, 2022, the Company announced a stock repurchase program under which up to 5%, or approximately 4.6 million shares of its outstanding common stock may be acquired over a one-year period expiring on January 18, 2023, at the discretion of management. The Company repurchased zero shares of its common stock during the fourth quarter of 2022 and 981,884 shares of its common stock at an average weighted price of $66.90 per share during the year ended December 31, 2022. On January 17, 2023, Prosperity Bancshares announced a stock repurchase program under which up to 5%, or approximately 4.6 million shares, of its outstanding common stock may be acquired over a one-year period expiring on January 17, 2024, at the discretion of management. Under the 2023 stock repurchase program, the Company may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” for additional information.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2017 to December 31, 2022, with the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2017 in the Company’s common stock, the S&P 500 Total Return Index and the Nasdaq Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Prosperity Bancshares, Inc., the S&P 500 Index
and the NASDAQ Bank Index

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/17
12/18
12/19
12/20
12/21
12/22
Prosperity Bancshares, Inc.
S&P 500
NASDAQ Bank

* $100 invested on 12/31/17 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

	12/17	12/18	12/19	12/20	12/21	12/22
Prosperity Bancshares, Inc.	$100.00	$90.80	$107.31	$106.87	$114.49	$118.63
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
NASDAQ Bank	100.00	75.78	89.41	81.19	114.69	96.14

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

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

Three principal components of the Company’s growth strategy are internal growth, efficient operations and acquisitions, including strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. The Company also focuses on maintaining efficiency and stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan and deposit processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On October 11, 2022, the Company announced the signing of definitive merger agreements with First Bancshares of Texas, Inc. (“First Bancshares”) headquartered in Midland, Texas and Lone Star State Bancshares, Inc. (“Lone Star”) headquartered in Lubbock, Texas, as further discussed below under “—Pending Acquisitions.”

Net income was $524.5 million, $519.3 million and $528.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, and diluted earnings per share were $5.73, $5.60 and $5.68, respectively, for these same periods. The increase in net income and earnings per diluted share for the year ended December 31, 2022 was primarily due to an increase in average balances and average rates on investment securities, partially offset by a decrease in PPP fees and interest income of $44.6 million, a decrease in loan discount accretion of $31.9 million and an increase in the average rates on interest-bearing liabilities. The decrease in net income and earnings per diluted share for the year ended December 31, 2021 was primarily due to lower average rates on loans and a decrease in loan discount accretion of $52.1 million, partially offset by an increase in the average investment securities balance and a decrease in the average rate on interest-bearing liabilities. The Company posted returns on average assets of 1.39%, 1.44% and 1.62% and returns on average common equity of 7.97%, 8.21% and 8.85% for the years ended December 31, 2022, 2021 and 2020, respectively. The Company’s efficiency ratio was 42.23% in 2022, 41.83% in 2021 and 42.58% in 2020. The efficiency ratio is calculated by dividing total noninterest expense (excluding net gains and losses on the sale or write down of assets and securities) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale of assets and securities are not included. Additionally, taxes are not part of this calculation.

Total assets at December 31, 2022 and 2021 were $37.69 billion and $37.83 billion, respectively. Total deposits were $28.53 billion at December 31, 2022, a decrease of $2.24 billion or 7.3% compared with $30.77 billion at December 31, 2021. Total loans were $18.84 billion at December 31, 2022, an increase of $223.7 million or 1.2% compared with $18.62 billion at December 31, 2021. At December 31, 2022, the Company had $25.5 million in nonperforming loans, and its allowance for credit losses on loans was $281.6 million compared with $27.2 million in nonperforming loans and an allowance for credit losses on loans of $286.4 million at December 31, 2021. Shareholders’ equity was $6.70 billion and $6.43 billion at December 31, 2022 and 2021, respectively.

Pending Acquisitions

Pending Acquisition of First Bancshares of Texas, Inc. — On October 11, 2022, the Company and First Bancshares jointly announced the signing of a definitive merger agreement whereby First Bancshares, the parent company of FirstCapital Bank of Texas, N.A. (“FirstCapital Bank”), will merge with and into the Company. FirstCapital Bank operates 16 full-service banking offices in 6 different markets in West, North and Central Texas areas, including its main office in Midland, and banking offices in Midland, Lubbock, Amarillo, Wichita Falls, Burkburnett, Byers, Henrietta, Dallas, Horseshoe Bay, Marble Falls and Fredericksburg, Texas. As of December 31, 2022, First Bancshares, on a consolidated basis, reported total assets of $2.16 billion, total loans of $1.64 billion and total deposits of $1.80 billion.

Under the terms of the merger agreement, the Company will issue 3,583,370 shares of its common stock plus $93.4 million in cash for all outstanding shares of First Bancshares capital stock, subject to certain conditions and potential adjustments. Based on the closing price of the Company's common stock of $69.27 on October 7, 2022, the total consideration was valued at approximately $341.6 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of First Bancshares. The transaction is expected to close during the first half of 2023, although delays could occur.

Pending Acquisition of Lone Star State Bancshares, Inc. — On October 11, 2022, the Company and Lone Star jointly announced the signing of a definitive merger agreement whereby Lone Star, the parent company of Lone Star State Bank of West Texas (“Lone Star Bank”), will merge with and into the Company. Lone Star Bank operates 5 banking offices in the West Texas area, including its main office in Lubbock, and 1 banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of December 31, 2022, Lone Star, on a consolidated basis, reported total assets of $1.43 billion, total loans of $999.6 million and total deposits of $1.28 billion.

Under the terms of the merger agreement, the Company will issue 2,376,182 shares of its common stock plus $64.1 million in cash for all outstanding shares of Lone Star capital stock, subject to certain conditions and potential adjustments. Based on the closing price of the Company's common stock of $69.27 on October 7, 2022, the total consideration was valued at approximately $228.7 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of Lone Star. The transaction is expected to close during the first half of 2023, although delays could occur.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires the Company to establish accounting policies and make estimates that affect amounts reported in the consolidated financial statements. An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on the consolidated financial statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. The Company’s accounting policies are described in detail in Note 1 to the consolidated financial statements, appearing elsewhere in this Annual Report on Form 10-K. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

Allowance for Credit Losses— The allowance for credit losses is accounted for in accordance with ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments” (“CECL”) which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss methodology. CECL requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is an allowance available for losses on loans and held-to-maturity securities. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is likely and can be reasonably estimated. Recoveries are credited to the allowance at the time of recovery.

The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on expected losses on impaired loans and purchased credit-deteriorated loans (“PCD”); and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. For further discussion of the methodology used in the determination of the allowance for credit losses, see “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses”, “Financial Condition—Allowance for Credit Losses” sections below and Note 1 to the consolidated financial statements.

Accounting for Acquired Loans and the Allowance for Acquired Credit Losses — The Company accounts for its acquisitions using the acquisition method of accounting. Accordingly, the assets, including loans, and liabilities of the acquired entity were recorded at their fair values at the acquisition date. These fair value estimates associated with acquired loans, and based on a discounted cash flow model, include estimates related to market interest rates and undiscounted projections of future cash flows that incorporate expectations of prepayments and the amount and timing of principal, interest and other cash flows, as well as any shortfalls thereof. For further discussion of the methodology used in the determination of the allowance for credit losses for acquired loans, see “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses” in Note 1 to the consolidated financial statements and “Financial Condition—Allowance for Credit Losses on Loans” below.

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

The Company had no intangible assets with indefinite useful lives at December 31, 2022. Core deposit intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These core deposit intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. The Company performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. Based on the Company’s annual goodwill impairment test as of October 1, 2022, management does not believe any of its goodwill is impaired as of December 31, 2022, because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at December 31, 2022, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

2022 versus 2021. Net interest income before the provision for credit losses for 2022 was $1.01 billion compared with $993.3 million for 2021, an increase of $11.9 million or 1.2%. The change was primarily due to an increase in average balances and average rates on investment securities, partially offset by a decrease in PPP fees and interest income of $44.6 million, a decrease in loan discount accretion of $31.9 million and an increase in the average rates on interest-bearing liabilities. Interest income was $1.09 billion in 2022, an increase of $47.9 million or 4.6% compared with 2021. Interest income on loans was $831.2 million for 2022, a decrease of $38.7 million or 4.5% compared with 2021, primarily due to a decrease in PPP fees and interest income of $44.6 million and a decrease in loan discount accretion of $31.9 million, partially offset by an increase in loan interest income for loans held for investment. The Company had $5.6 million of total outstanding accretable discounts on Non-PCD loans and PCD loans at December 31, 2022. Interest income on securities was $260.4 million during 2022, an increase of $85.0 million or 48.4% compared with 2021 due primarily to an increase in average balances and average rates on investment securities. Average interest-bearing liabilities increased $625.4 million or 3.2% during 2022 compared with 2021. The average rate on interest-bearing liabilities increased from 0.28% to 0.45% during the same time period, resulting in an increase in interest expense of $36.0 million. The total cost of funds increased to 0.29% during 2022 compared to 0.18% during 2021.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.00% on a tax equivalent basis for 2022, a decrease of 14 basis points compared with 3.14% for 2021.

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

	Years Ended December 31,
	2022			2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans held for sale	$3,420	$164	4.80%	$16,807	$510	3.03%	$55,883	$1,923	3.44%
Loans held for investment	17,155,082	788,504	4.60%	17,128,069	806,012	4.71%	17,842,438	910,532	5.10%
Loans held for investment - Warehouse Purchase Program	1,051,237	42,521	4.04%	1,988,724	63,386	3.19%	1,964,206	63,440	3.23%
Total loans	18,209,739	831,189	4.56%	19,133,600	869,908	4.55%	19,862,527	975,895	4.91%
Investment securities	14,613,799	260,416	1.78%	11,328,903	175,459	1.55%	8,022,205	166,812	2.08%
Federal funds sold and other earning assets	709,270	3,230	0.46%	1,212,698	1,556	0.13%	529,075	1,203	0.23%
Total interest-earning assets	33,532,808	1,094,835	3.26%	31,675,201	1,046,923	3.31%	28,413,807	1,143,910	4.03%
Allowance for credit losses on loans	(283,997)			(302,381)			(324,308)
Noninterest-earning assets	4,475,434			4,602,458			4,555,851
Total assets	$37,724,245			$35,975,278			$32,645,350
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,299,924	$10,175	0.16%	$6,169,864	$17,215	0.28%	$5,177,736	$22,046	0.43%
Savings and money market deposits	10,384,178	45,907	0.44%	9,883,549	19,582	0.20%	8,654,874	37,685	0.44%
Certificates and other time deposits	2,322,754	12,030	0.52%	2,917,976	16,116	0.55%	3,194,274	42,771	1.34%
Federal funds purchased and other borrowings	543,107	18,851	3.47%	—	—	—	329,276	3,550	1.08%
Securities sold under repurchase agreements	457,553	2,641	0.58%	410,747	702	0.17%	371,872	1,627	0.44%
Subordinated notes and junior subordinated debentures	—	—	—	—	—	—	114,499	5,498	4.80%
Total interest-bearing liabilities	20,007,516	89,604	0.45%	19,382,136	53,615	0.28%	17,842,531	113,177	0.63%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	10,903,539			10,036,519			8,558,385
Allowance for credit losses on off-balance sheet credit exposures	29,947			29,947			25,735
Other liabilities	204,574			204,522			244,047
Total liabilities	31,145,576			29,653,124			26,670,698
Shareholders' equity	6,578,669			6,322,154			5,974,652
Total liabilities and shareholders' equity	$37,724,245			$35,975,278			$32,645,350
Net interest rate spread			2.81%			3.03%			3.40%
Net interest income and margin(1)		$1,005,231	3.00%		$993,308	3.14%		$1,030,733	3.63%
Net interest income and margin (tax equivalent)(2)		$1,007,046	3.00%		$995,537	3.14%		$1,033,468	3.64%

(1)
The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax equivalent adjustment has been computed using a federal income tax rate of 21% and other applicable effective tax rates for the years ended December 31, 2022, 2021 and 2020.

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

	Years Ended December 31,
	2022 vs. 2021			2021 vs. 2020
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$(406)	$60	$(346)	$(1,345)	$(68)	$(1,413)
Loans held for investment	1,271	(18,779)	(17,508)	(36,456)	(68,064)	(104,520)
Loans held for investment - Warehouse Purchase Program	(29,880)	9,015	(20,865)	792	(846)	(54)
Securities	50,876	34,081	84,957	68,759	(60,112)	8,647
Federal funds sold and other temporary investments	(646)	2,320	1,674	1,554	(1,201)	353
Total increase (decrease) in interest income	21,215	26,697	47,912	33,304	(130,291)	(96,987)
Interest-bearing liabilities:
Interest-bearing demand deposits	363	(7,403)	(7,040)	4,224	(9,055)	(4,831)
Savings and money market accounts	992	25,333	26,325	5,350	(23,453)	(18,103)
Certificates of deposit	(3,287)	(799)	(4,086)	(3,700)	(22,955)	(26,655)
Other borrowings	18,851	—	18,851	(3,550)	—	(3,550)
Securities sold under repurchase agreements	80	1,859	1,939	170	(1,095)	(925)
Subordinated notes	—	—	—	(5,498)	—	(5,498)
Total (decrease) increase in interest expense	16,999	18,990	35,989	(3,004)	(56,558)	(59,562)
Increase (decrease) in net interest income	$4,216	$7,707	$11,923	$36,308	$(73,733)	$(37,425)

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses on loans and off-balance sheets credit exposures to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses” and “Financial Condition—Allowance for Credit Losses on Off-Balance Sheet Credit Exposures” The allowance for credit losses on loans at December 31, 2022 was $281.6 million, representing 1.49% of total loans and 1.56% of total loans excluding Warehouse Purchase Program loans as of such date. The allowance for credit losses on loans at December 31, 2021 was $286.4 million, representing 1.54% of total loans and 1.70% of total loans excluding Warehouse Purchase Program loans as of such date. Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given defaults and recovery rates, with no carryover of any existing allowance for credit losses. There was no provision for credit losses for the years ended December 31, 2022 and 2021. The provision for credit losses for the year ended December 31, 2020 was $20.0 million. Net charge-offs for the years ended December 31, 2022, 2021 and 2020 were $4.8 million, $29.7 million and $31.9 million, respectively.

Net charge-offs for the year ended December 31, 2022 did not include any resolved PCD loans and $8.2 million of specific reserves on resolved PCD loans was released to the general reserve. Net charge-offs for the year ended December 31, 2021 included $12.7 million related to resolved PCD loans and $10.8 million related to the partial charge-off of one commercial real estate loan obtained through acquisition. The PCD loans had specific reserves of $12.9 million, of which $9.9 million was allocated to the charge-offs and $3.0 million was moved to the general reserve. Further, an additional $21.6 million of specific reserves on resolved PCD loans without any related charge-offs was released to the general reserve.

Noninterest Income

The Company’s primary sources of recurring noninterest income are credit, debit and ATM card income, nonsufficient funds (“NSF”) fees, and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its various additional products and services, including trust services, mortgage lending, brokerage and independent sales organization sponsorship operations. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method. For the year ended December 31, 2022, noninterest income totaled $145.1 million, an increase of $5.2 million or 3.7% compared with 2021. This increase was primarily due to an increase in NSF income, a net gain on the sale or write-down of assets, an increase in trust income and an increase in other noninterest income, partially offset by a decrease in mortgage income.

For the year ended December 31, 2021, noninterest income totaled $140.0 million, an increase of $8.4 million or 6.4% compared with 2020. This increase was primarily due to the net gain on sale of assets compared to prior year’s net loss on write-down of assets and an increase in credit card, debit card and ATM card income, partially offset by a decrease in mortgage income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$34,014	$29,610	$30,295
Credit card, debit card and ATM card income	34,764	34,680	31,245
Service charges on deposit accounts	24,730	24,392	23,860
Trust income	12,250	10,278	9,598
Mortgage income	1,399	8,302	10,777
Brokerage income	3,654	3,320	2,504
Bank owned life insurance income	5,119	5,228	5,754
Net gain (loss) on sale or write down of assets	3,934	1,097	(5,533)
Other	25,264	23,059	23,034
Total noninterest income	$145,128	$139,966	$131,534

Noninterest Expense

For the year ended December 31, 2022, noninterest expense totaled $484.2 million, an increase of $10.6 million or 2.2% compared with 2021. The change was primarily due to an increase in salaries and benefits, an increase in credit and debit card and data processing expense and lower net gains on sale of other real estate.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Salaries and employee benefits(1)	$314,713	$310,556	$309,268
Non-staff expenses:
Net occupancy and equipment	32,446	32,184	35,037
Credit and debit card, data processing and software amortization	37,327	35,104	40,329
Regulatory assessments and FDIC insurance	11,381	10,638	9,861
Core deposit intangibles amortization	10,336	11,551	13,169
Depreciation	17,960	18,095	18,232
Communications(2)	13,005	12,028	12,477
Net other real estate (income) expense(3)	(122)	(2,224)	165
Merger related expenses	272	—	8,018
Other	46,868	45,688	50,677
Total noninterest expense	$484,186	$473,620	$497,233

(1)
Total salaries and employee benefits include $11.8 million, $12.6 million and $12.6 million in 2022, 2021 and 2020, respectively, in stock-based compensation expense.
(2)
Communications expense includes telephone, data circuits, postage, and courier expenses.
(3)
Other real estate expense is net of rental income and gains and losses on sales of real estate.

Salaries and Employee Benefits. Salaries and employee benefits were $314.7 million for the year ended December 31, 2022, an increase of $4.2 million or 1.3% compared with 2021. Salaries and employee benefits were $310.6 million for the year ended December 31, 2021, an increase of $1.3 million or 0.4% compared with 2020. The number of full-time equivalent associates employed by the Company was 3,633, 3,704 and 3,756 at December 31, 2022, 2021 and 2020, respectively. Total salaries and benefits for the year ended December 31, 2022 include $11.8 million in stock‑based compensation expense compared with $12.6 million recorded for each of the years ended December 31, 2021 and 2020.

Net Occupancy and Equipment: Net occupancy and equipment expense was $32.4 million for the year ended December 31, 2022, an increase of $262 thousand compared with 2021. Net occupancy and equipment expense was $32.2 million for the year ended December 31, 2021, a decrease of $2.9 million or 8.1%, compared with 2020. The decrease was primarily due to a $2.1 million decrease in lease expense.

Credit and Debit Card, Data Processing and Software Amortization. Credit and debit card, data processing and software amortization expenses were $37.3 million for the year ended December 31, 2022, an increase of $2.2 million or 6.3% compared with 2021, as a result of increase in debit card interchange fees and software maintenance expense. Credit and debit card, data processing and software amortization expenses were $35.1 million for the year ended December 31, 2021, a decrease of $5.2 million or 13.0% compared with 2020, as a result of efficiencies gained following the LegacyTexas Bank system conversion during the second quarter of 2020.

Regulatory Assessments and FDIC Insurance. Regulatory assessments and FDIC insurance assessments were $11.4 million for the year ended December 31, 2022, an increase of $743 thousand or 7.0%, compared with $10.6 million for the year ended December 31, 2021. Regulatory assessments and FDIC insurance assessments were $10.6 million for the year ended December 31, 2021, an increase of $777 thousand or 7.9%, compared with $9.9 million for the year ended December 31, 2020.

Core Deposit Intangibles Amortization. Core deposit intangibles (“CDI”) amortization was $10.3 million for the year ended December 31, 2022, a decrease of $1.2 million or 10.5% compared with $11.6 million for the year ended December 31, 2021. CDI amortization was $11.6 million for the year ended December 31, 2021, a decrease of $1.6 million or 12.3% compared with $13.2 million for the year ended December 31, 2020.

Other Real Estate. Other real estate (income) expense was $(122) thousand for the year ended December 31, 2022, a change of $2.1 million compared with $(2.2) million for the year ended December 31, 2021, primarily due to a decrease in sales of other real estate in 2022. Other real estate (income) expense was $(2.2) million for the year ended December 31, 2021, a change of $2.4 million compared with $165 thousand for the year ended December 31, 2020. The change was primarily due to net gains on sale of other real estate of $2.7 million.

Merger Related Expenses. Merger related expenses were $272 thousand for the year ended December 31, 2022, primarily due to the pending acquisitions of First Bancshares and Lone Star announced in October 2022. The Company incurred no merger related expenses during 2021 and $8.0 million for the year ended December 31, 2020.

Efficiency Ratio

The Company’s efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not calculated based on GAAP. A GAAP-based efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions, by net interest income plus total noninterest income, as shown in the Consolidated Statements of Income. The Company’s efficiency ratio, as calculated and used by the Company, excludes from noninterest income the net gains and losses on the sale of securities and assets, which can vary widely from period to period. Taxes are not included in either calculation. The Company believes this non-GAAP financial measure provides information useful to investors by excluding certain items that may not be indicative of its core net operating earnings and business outlook. This non-GAAP financial measure should not be considered a substitute for, nor of greater importance than, the GAAP basis financial measure. Because a non-GAAP financial measure is not standardized, it may not be possible to compare this financial measure with other companies’ non-GAAP financial measure having the same or a similar name. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio calculated pursuant to GAAP was 42.09% for the year ended December 31, 2022 compared with 41.79% for the year ended December 31, 2021 and 42.78% for the year ended December 31, 2020. The efficiency ratio, excluding net gains and losses on the sale or write down of assets and taxes, was 42.23% for the year ended December 31, 2022, compared with 41.83% for the year ended December 31, 2021 and 42.58% for the year ended December 31, 2020.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of nondeductible expenses. Income tax expense was $141.7 million for the year ended December 31, 2022, an increase of $1.3 million or 0.9% compared with $140.4 million for the year ended December 31, 2021. Income tax expense was $140.4 million for the year ended December 31, 2021, an increase of $24.2 million or 20.9% compared with $116.1 million for the year ended December 31, 2020. The increase is primarily due to the tax benefit from the NOL carryback of $20.1 million recorded in 2020 as a result of the CARES Act. The effective tax rate for the years ended December 31, 2022, 2021 and 2020 was 21.3%, 21.3% and 18.0%, respectively. The effective income tax rates differed from the U.S. statutory rate of 21% during 2022, 2021 and 2020 primarily due to the effect of tax-exempt income from loans and securities. Additionally, for 2020, the effective income tax rate was impacted by the NOL carryback of $20.1 million as a result of the CARES Act.

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

Financial Condition

Loan Portfolio

At December 31, 2022, total loans were $18.84 billion, an increase of $223.7 million or 1.2% compared with $18.62 billion at December 31, 2021. Loans at December 31, 2022 included $554 thousand of loans held for sale and $740.6 million of Warehouse Purchase Program loans. At December 31, 2022, total loans were 66.0% of deposits and 50.0% of total assets. At December 31, 2021, total loans were $18.62 billion, a decrease of $1.63 billion or 8.1% compared with $20.25 billion at December 31, 2020. Loans at December 31, 2021 included $7.3 million of loans held for sale and $1.78 billion of Warehouse Purchase Program loans. At December 31, 2021, total loans were 60.5% of deposits and 49.2% of total assets.

The following table summarizes the Company’s total loan portfolio by type of loan as of the dates indicated:

	December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$2,594,742	13.8%	$2,711,820	14.6%
Warehouse purchase program	740,620	3.9%	1,775,699	9.5%
Real estate:
Construction, land development and other land loans	2,805,438	14.9%	2,299,715	12.4%
1-4 family residential (1)	5,774,814	30.7%	4,860,419	26.1%
Home equity	966,410	5.1%	808,289	4.3%
Commercial real estate (including multi-family residential) (2)	4,986,211	26.5%	5,251,368	28.2%
Farmland	518,095	2.7%	442,343	2.4%
Agriculture	169,938	0.9%	177,995	1.0%
Consumer	120,401	0.6%	115,183	0.6%
Other	163,158	0.9%	173,313	0.9%
Total loans (3)	$18,839,827	100.0%	$18,616,144	100.0%

(1)
Includes loans held for sale of $554 thousand and $7.3 million at December 31, 2022 and 2021, respectively.
(2)
Commercial real estate loans include approximately $1.69 billion of owner-occupied loans for the years ended December 31, 2022 and 2021.
(3)
Includes fair value discounts on acquired loans of $5.6 million and $13.0 million at December 31, 2022 and 2021, respectively.

The Company separates its loan portfolio into two general categories of loans: (1) “originated loans,” which are loans originated by Prosperity Bank and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made, and (2) “acquired loans,” which are loans acquired in a business combination and recorded at fair value at the acquisition date. Those acquired loans that are renewed or substantially modified after the date of the business combination are referred to as “re-underwritten acquired loans.” If a renewal or substantial modification of an acquired loan is underwritten by the Company with a new credit analysis, the loan may no longer be categorized as an acquired loan. For example, acquired loans to one borrower may be combined into a new loan with a new loan number and categorized as an originated loan. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into “PCD Loans” and “Non-PCD loans.” Acquired loans with evidence of more than insignificant credit quality deterioration as of the acquisition date when compared to the origination date are classified as PCD loans.

The following tables summarize the Company’s originated and acquired loan portfolios broken out into originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans as of the dates indicated.

	December 31, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(dollars in thousands)
Residential mortgage loans held for sale	$554	$—	$—	$—	$554
Commercial and industrial	1,711,433	730,969	137,272	15,068	2,594,742
Warehouse purchase program	740,620	—	—	—	740,620
Real estate:
Construction, land development and other land loans	2,672,903	126,607	5,759	169	2,805,438
1-4 family residential (including home equity)	5,918,995	232,975	588,700	—	6,740,670
Commercial real estate (including multi-family residential)	3,967,943	410,834	562,834	44,600	4,986,211
Farmland	498,512	5,740	13,658	185	518,095
Agriculture	140,838	29,041	59	—	169,938
Consumer and other	245,131	29,436	8,992	—	283,559
Total loans held for investment	15,896,375	1,565,602	1,317,274	60,022	18,839,273
Total	$15,896,929	$1,565,602	$1,317,274	$60,022	$18,839,827

	December 31, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(dollars in thousands)
Residential mortgage loans held for sale	$7,274	$—	$—	$—	$7,274
Commercial and industrial	1,658,807	763,745	263,461	25,807	2,711,820
Warehouse purchase program	1,775,699	—	—	—	1,775,699
Real estate:
Construction, land development and other land loans	2,163,895	126,886	8,661	273	2,299,715
1-4 family residential (including home equity)	4,524,726	287,451	849,084	173	5,661,434
Commercial real estate (including multi-family residential)	3,807,192	465,588	928,336	50,252	5,251,368
Farmland	411,818	9,176	20,190	1,159	442,343
Agriculture	145,516	32,363	116	—	177,995
Consumer and other	251,441	19,600	16,048	1,407	288,496
Total loans held for investment	14,739,094	1,704,809	2,085,896	79,071	18,608,870
Total	$14,746,368	$1,704,809	$2,085,896	$79,071	$18,616,144

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

Commercial and Industrial Loans. In nearly all cases, the Company’s commercial loans are made in the Company’s market areas and are underwritten on the basis of the borrower's ability to service the debt from income. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. As a general practice, term loans are secured by any available real estate, equipment or other assets owned by the borrower. Both working capital and term loans are typically supported by a personal guaranty of a principal. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial loans is due to the type of collateral securing these loans as well as the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

Included in commercial loans are (1) commitments to oil and gas producers largely secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of December 31, 2022, the Company had $209.0 million (net of discount and excluding PPP loans totaling $2.0 million) in funded commitments outstanding to oil and gas production companies and $357.4 million in unfunded commitments, for a total of $566.4 million (net of discount and excluding PPP loans). This compares with funded commitments to oil and gas production companies of $294.1 million (net of discount and excluding PPP loans totaling $7.4 million) and $264.9 million in unfunded commitments, for a total of $559.0 million (net of discount and excluding PPP loans) as of December 31, 2021. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds. As of December 31, 2022, the Company had $220.5 million (net of discount and excluding PPP loans totaling $1.4 million) in funded commitments outstanding to service companies and $95.9 million in unfunded commitments, for a total of $316.4 million (net of discount and excluding PPP loans). This compares with funded commitments to service companies of $197.2 million (net of discount and excluding PPP loans totaling $20.5 million) and $154.1 million in unfunded commitments, for a total of $351.3 million (net of discount and excluding PPP loans) as of December 31, 2021.

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

At December 31, 2022, the Company had 32 mortgage banking company customers with aggregate uncommitted facilities (“Facilities”) of $2.17 billion and an actual aggregate outstanding balance of $740.6 million; and the Clients’ individual Facilities ranged in size from $3.0 million to $200.0 million. A Facility is often supported by a payment guaranty of the Client’s owners holding significant ownership positions, along with non-interest-bearing compensating balance deposits in line with the Facility amount. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan curtailments to reduce the Company’s risk if an individual mortgage loan is not timely purchased by an investor. The average mortgage loan being purchased by the Company reflects a blend of Agency and private investor underwriting guidelines. At December 31, 2022 the Company’s mortgage warehouse portfolio had an average loan-to-value ratio (LTV) of 78%, an average credit score of 711 and an average loan size of 331 thousand. The Company’s purchases under these Facilities are priced using a combined base rate and a risk premium set for both product type (Prime, Jumbo, etc.) and age of the loan.

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

Loan Maturities. The contractual maturity ranges of the Company’s loan portfolio, excluding loans held for sale of $554 thousand and Warehouse Purchase Program loans of $740.6 million, by type of loan and the amount of such loans with predetermined interest rates and variable rates in each maturity range as of December 31, 2022 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $5.6 million.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)
Commercial and industrial	$912,464	$1,159,238	$391,577	$134,896	$2,598,175
Real estate:
Construction, land development and other land loans	525,939	605,405	482,483	1,191,626	2,805,453
1-4 family residential (includes home equity)	36,077	140,770	2,063,624	4,493,583	6,734,054
Commercial (includes multi-family residential)	242,863	654,570	2,359,080	1,737,614	4,994,127
Agriculture (includes farmland)	133,103	64,496	240,382	250,568	688,549
Consumer and other	76,253	72,547	73,052	62,037	283,889
Total	$1,926,699	$2,697,026	$5,610,198	$7,870,324	$18,104,247
Loans with a predetermined interest rate	$494,309	$1,029,637	$3,597,784	$2,947,066	$8,068,796
Loans with a variable interest rate	1,432,390	1,667,389	2,012,414	4,923,258	10,035,451
Total	$1,926,699	$2,697,026	$5,610,198	$7,870,324	$18,104,247

The following table presents information regarding loans with contractual maturities of one year or more with a predetermined interest rate or a variable interest rate by type of loan at December 31, 2022.

	Loans with a predetermined interest rate	Loans with a variable interest rate	Total
	(Dollars in thousands)
Commercial and industrial	$607,909	$1,077,802	$1,685,711
Real estate:
Construction, land development and other land loans	555,005	1,724,509	2,279,514
1-4 family residential (includes home equity)	4,472,941	2,225,036	6,697,977
Commercial (includes multi-family residential)	1,597,426	3,153,838	4,751,264
Agriculture (includes farmland)	267,025	288,421	555,446
Consumer and other	74,182	133,454	207,636
Total	$7,574,488	$8,603,060	$16,177,548

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

With respect to potential problem loans, an evaluation of borrower overall financial condition is made, together with an appraisal for loans collateralized by real estate, to determine the need, if any, for possible write-downs or appropriate additions to the allowance for credit losses on loans.

The following table presents information regarding past due loans and nonperforming assets at the dates indicated.

	December 31,
	2022		2021		2020
	(Dollars in thousands)
Nonaccrual loans (1)	$19,614	(2)	$26,269	(2)	$47,185	(2)
Accruing loans 90 or more days past due	5,917		887		1,699
Total nonperforming loans	25,531		27,156		48,884
Repossessed assets	—		310		93
Other real estate	1,963		622		10,593
Total nonperforming assets	$27,494		$28,088		$59,570
Nonperforming assets to total loans and other real estate	0.15%		0.15%		0.29%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.15%		0.17%		0.34%
Nonaccrual loans to total loans	0.10%		0.14%		0.23%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.11%		0.16%		0.27%

(1)
Includes troubled debt restructurings of $4.6 million, $4.2 million and $11.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)
There were no nonperforming or troubled debt restructurings of Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The following tables present information regarding past due loans and nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans at the dates indicated:

	December 31, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$10,544	$2,138	$6,764	$168	$19,614
Accruing loans 90 or more days past due	5,917	—	—	—	5,917
Total nonperforming loans	16,461	2,138	6,764	168	25,531
Repossessed assets	—	—	—	—	—
Other real estate	1,963	—	—	—	1,963
Total nonperforming assets	$18,424	$2,138	$6,764	$168	$27,494
Nonperforming assets to total loans and other real estate by category	0.12%	0.14%	0.51%	0.28%	0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.12%	0.14%	0.51%	0.28%	0.15%
Nonaccrual loans to total loans	0.07%	0.14%	0.51%	0.28%	0.10%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.07%	0.14%	0.51%	0.28%	0.11%

	December 31, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$19,712	$630	$5,759	$168	$26,269
Accruing loans 90 or more days past due	770	117	—	—	887
Total nonperforming loans	20,482	747	5,759	168	27,156
Repossessed assets	310	—	—	—	310
Other real estate	223	—	399	—	622
Total nonperforming assets	$21,015	$747	$6,158	$168	$28,088
Nonperforming assets to total loans and other real estate by category	0.14%	0.04%	0.30%	0.21%	0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.16%	0.04%	0.30%	0.21%	0.17%
Nonaccrual loans to total loans	0.13%	0.04%	0.28%	0.21%	0.14%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.15%	0.04%	0.28%	0.21%	0.16%

The Company had $27.5 million in nonperforming assets at December 31, 2022 compared with $28.1 million at December 31, 2021 and $59.6 million at December 31, 2020. The nonperforming assets consisted of 170 separate credits or other real estate properties at December 31, 2022, compared with 157 at December 31, 2021 and 208 at December 31, 2020.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.8 million, $6.5 million and $3.3 million would have been recorded as income for the years ended December 31, 2022, 2021 and 2020, respectively. The Company had $19.6 million, $26.3 million and $47.2 million in nonaccrual loans at December 31, 2022, 2021 and 2020, respectively.

At December 31, 2022, of the total nonperforming assets, $18.4 million resulted from originated loans, $2.1 million resulted from re-underwritten acquired loans, $6.8 million resulted from Non-PCD loans and $168 thousand resulted from PCD loans. At December 31, 2021, of the total nonperforming assets, $21.0 million resulted from originated loans, $747 thousand resulted from re-underwritten acquired loans, $6.2 million resulted from Non-PCD loans and $168 thousand resulted from PCD loans. A PCD loan becomes impaired when there is a deterioration in projected cash flows after acquisition.

Nonperforming assets were 0.15% of total loans and other real estate at December 31, 2022 and 2021. The allowance for credit losses on loans as a percentage of total nonperforming loans was 1102.9% at December 31, 2022 and 1054.6% at December 31, 2021.

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2022		2021		2020
	(Dollars in thousands)
Average loans outstanding	$18,209,739		$19,133,600		$19,862,527
Gross loans outstanding at end of period	$18,839,827		$18,616,144		$20,246,944
Allowance for credit losses on loans at beginning of period	$286,380		$316,068		$87,469
Cumulative effect from adoption of ASU 2016-13	—		—		240,538
Provision for credit losses	—		—		20,000
Charge-offs:
Commercial and industrial	(1,273)		(10,735)		(26,011)
Real estate and agriculture	(1,747)		(18,588)		(4,692)
Consumer and other	(5,503)		(4,053)		(4,867)
Recoveries:
Commercial and industrial	2,114		1,682		1,404
Real estate and agriculture	680		694		856
Consumer and other	925		1,312		1,371
Net charge-offs	(4,804)	(1)	(29,688)	(1)	(31,939)	(1)
Allowance for credit losses on loans at end of period	$281,576		$286,380		$316,068
Ratio of allowance to end of period loans(2)	1.49%		1.54%		1.56%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program loans(2)	1.56%		1.70%		1.82%
Ratio of net charge-offs to average loans	0.03%		0.16%		0.16%
Ratio of allowance to end of period nonperforming loans	1102.9%		1054.6%		646.6%
Ratio of allowance to end of period nonaccrual loans	1435.6%		1090.2%		669.8%

(1)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.
(2)
ASU 2016-13 became effective for the Company on January 1, 2020.

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of December 31, 2022 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

In connection with this review of the loan portfolio, the Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements include:

•
for 1-4 family residential mortgage loans, borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan to value ratio, and the age, condition and marketability of collateral;
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
•
for the Warehouse Purchase Program, the capitalization and liquidity of the mortgage banking client, the operating experience, the Client’s satisfactory underwriting of purchased loans and the consistent timeliness by the Client of loan resale to investors;
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

PCD loans are individually monitored on a quarterly basis to assess for changes in expected cash flows subsequent to acquisition. If a deterioration in cash flows is identified, an increase to the specific reserve for that loan is made. PCD loans were recorded at their acquisition date fair values, which were based on expected cash flows and considers estimates of expected future credit losses. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses. See “Critical Accounting Estimates” above for more information.

As described in the section captioned “Critical Accounting Estimates” above, the Company’s determination of the allowance for credit losses involves a high degree of judgment and complexity. The Company’s analysis of qualitative, or environmental, factors on pools of loans with common risk characteristics, in combination with the quantitative historical lifetime loss information and specific reserves, provides the Company with an estimate of lifetime losses. The allowance must reflect changes in the balance of loans subject to the allowance methodology, as well as the estimated lifetime losses associated with those loans.

The following table shows the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2022		2021		2020
	Amount(1)	Percent of Loans to Total Loans(2)	Amount(1)	Percent of Loans to Total Loans(2)	Amount(1)	Percent of Loans to Total Loans(2)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$62,319	14.3%	$80,412	16.1%	$116,795	21.1%
Real estate	205,920	80.3%	190,612	78.5%	177,304	73.4%
Agriculture and agriculture real estate	7,699	3.8%	7,759	3.7%	7,824	3.4%
Consumer and other	5,638	1.6%	7,597	1.7%	14,145	2.1%
Total allowance for credit losses on loans	$281,576	100.0%	$286,380	100.0%	$316,068	100.0%

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

	As of and for the Year Ended December 31, 2022
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$14,488,753	$3,720,986	$18,209,739
Gross loans outstanding at end of period	$15,896,929	$2,942,898	$18,839,827
Allowance for credit losses on loans at beginning of period	$186,736	$99,644	$286,380
Provision for credit losses	27,432	(27,432)	—
Charge-offs:
Commercial and industrial	(1,005)	(268)	(1,273)
Real estate and agriculture	(987)	(760)	(1,747)
Consumer and other	(5,319)	(184)	(5,503)
Recoveries:
Commercial and industrial	1,119	995	2,114
Real estate and agriculture	635	45	680
Consumer and other	856	69	925
Net charge-offs(1)	(4,701)	(103)	(4,804)
Allowance for credit losses on loans at end of period	$209,467	$72,109	$281,576
Ratio of allowance to end of period loans	1.32%	2.45%	1.49%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program loans	1.38%	2.45%	1.56%
Ratio of net charge-offs to average loans	0.03%	0.00%	0.03%
Ratio of allowance to end of period nonperforming loans	1272.5%	795.0%	1102.9%
Ratio of allowance to end of period nonaccrual loans	1986.6%	795.0%	1435.6%

	As of and for the Year Ended December 31, 2021
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$14,696,459	$4,437,141	$19,133,600
Gross loans outstanding at end of period	$14,746,368	$3,869,776	$18,616,144
Allowance for credit losses on loans at beginning of period	$150,630	$165,438	$316,068
Provision for credit losses	41,631	(41,631)	—
Charge-offs:
Commercial and industrial	(3,922)	(6,813)	(10,735)
Real estate and agriculture	(820)	(17,768)	(18,588)
Consumer and other	(3,726)	(327)	(4,053)
Recoveries:
Commercial and industrial	1,160	522	1,682
Real estate and agriculture	673	21	694
Consumer and other	1,110	202	1,312
Net charge-offs(1)	(5,525)	(24,163)	(29,688)
Allowance for credit losses on loans at end of period	$186,736	$99,644	$286,380
Ratio of allowance to end of period loans	1.27%	2.57%	1.54%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program loans	1.44%	2.57%	1.70%
Ratio of net charge-offs to average loans	0.04%	0.54%	0.16%
Ratio of allowance to end of period nonperforming loans	911.7%	1493.0%	1054.6%
Ratio of allowance to end of period nonaccrual loans	947.3%	1519.7%	1090.2%

(1)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $7.3 million during the year ended December 31, 2022 compared with $8.5 million during the year ended December 31, 2021. Partially offsetting these charge-offs were recoveries on originated loans of $2.6 million for the year ended December 31, 2022 compared with $2.9 million for the year ended December 31, 2021. Total charge-offs for the year ended December 31, 2022 were $8.5 million, partially offset by total recoveries of $3.7 million. Total charge-offs for the year ended December 31, 2021 were $33.4 million, partially offset by total recoveries of $3.7 million.

The following table shows the allocation of the net charge-offs and net recoveries among various categories of loans as of the dates indicated.

	December 31,
	2022		2021
	Amount	Percent of Net Charge-offs to Average Loans	Amount	Percent of Net Charge-offs to Average Loans
	(Dollars in thousands)
Balance of net (charge-offs) recoveries applicable to:
Commercial and industrial	$841	0.00%	$(9,053)	0.05%
Real estate:
Construction, land development and other land loans	(416)	0.00%	276	0.00%
1-4 family residential (including home equity)	202	0.00%	(35)	0.00%
Commercial real estate (including multi-family residential)	(860)	0.00%	(18,276)	0.10%
Agriculture (includes farmland)	7	0.00%	141	0.00%
Consumer and other	(4,578)	0.03%	(2,741)	0.01%
Total net charge-offs	$(4,804)	0.03%	$(29,688)	0.16%

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

	December 31, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$30,837	$25,736	$5,091	$655	$62,319	14.3%
Real estate	167,270	10,225	11,978	16,447	205,920	80.3%
Agriculture and agriculture real estate	6,845	731	111	12	7,699	3.8%
Consumer and other	4,515	917	206	—	5,638	1.6%
Total allowance for credit losses on loans	$209,467	$37,609	$17,386	$17,114	$281,576	100.0%

	December 31, 2021
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$32,977	$29,525	$10,944	$6,966	$80,412	16.1%
Real estate	141,801	11,630	20,282	16,899	190,612	78.5%
Agriculture and agriculture real estate	6,636	943	168	12	7,759	3.7%
Consumer and other	5,322	471	397	1,407	7,597	1.7%
Total allowance for credit losses on loans	$186,736	$42,569	$31,791	$25,284	$286,380	100.0%

(1)
Loans outstanding as a percentage of total loans, excluding Warehouse Purchase Program loans.

At December 31, 2022, the allowance for credit losses on loans totaled $281.6 million or 1.49% of total loans, including acquired loans with discounts, a decrease of $4.8 million or 1.7% compared to the allowance for credit losses on loans totaling $286.4 million or 1.54% of total loans, including acquired loans with discounts, for December 31, 2021. Net charge-offs were $4.8 million for the year ended December 31, 2022. Net charge-offs for the year ended December 31, 2022 did not include any PCD loans and $8.2 million of specific reserves on resolved PCD loans was released to the general reserve during the period. PPP loans totaling $6.2 million as of December 31, 2022, are fully guaranteed by the SBA and do not carry an allowance.

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

At December 31, 2022, $209.5 million of the allowance for credit losses on loans was attributable to originated loans compared with $186.7 million of the allowance at December 31, 2021, an increase of $22.7 million or 12.2%. At December 31, 2022, $37.6 million of the allowance for credit losses on loans was attributable to re-underwritten acquired loans compared with $42.6 million of the allowance at December 31, 2021, a decrease of $5.0 million or 11.7%. At December 31, 2022, $17.4 million of the allowance for credit losses on loans was attributable to Non-PCD loans compared with $31.8 million of the allowance at December 31, 2021, a decrease of $14.4 million or 45.3%. At December 31, 2022, $17.1 million of the allowance for credit losses on loans attributable to PCD loans compared with $25.3 million of the allowance at December 31, 2021, a decrease of $8.2 million or 32.3%.

At December 31, 2022, the Company had $5.6 million of total outstanding accretable discounts on Non-PCD and PCD loans. At December 31, 2021, the Company had $13.0 million of total outstanding accretable discounts on Non-PCD and PCD loans.

The Company believes that the allowance for credit losses on loans at December 31, 2022 is adequate to absorb expected lifetime losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods that could be substantial in relation to the size of the allowance at December 31, 2022.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of December 31, 2022 and 2021, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

Securities

The Company uses its securities portfolio to manage interest rate risk and as a source of income and liquidity for cash requirements. At December 31, 2022, the carrying amount of investment securities totaled $14.48 billion, an increase of $1.66 billion or 12.9% compared with $12.82 billion at December 31, 2021. At December 31, 2022, securities represented 38.4% of total assets compared with 33.9% of total assets at December 31, 2021.

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

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2022		2021		2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$359,251	$357,402	$483,761	$485,671	$611,353	$612,334
Mortgage-backed securities	101,647	99,100	28,881	29,261	39,187	39,180
Total	$460,898	$456,502	$512,642	$514,932	$650,540	$651,514
Held to Maturity
States and political subdivisions	$122,361	$119,974	$132,620	$138,474	$166,175	$174,484
Corporate debt securities	12,000	9,480	—	—	—	—
Collateralized mortgage obligations	271,727	249,182	39,675	40,080	96,000	97,450
Mortgage-backed securities	13,613,415	12,008,489	12,131,674	12,072,659	7,629,131	7,767,208
Total	$14,019,503	$12,387,125	$12,303,969	$12,251,213	$7,891,306	$8,039,142

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

As of December 31, 2022, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2022, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of December 31, 2022, the Company’s municipal securities represent 0.8% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of December 31, 2022, management believes that there is no potential for material credit losses on held to maturity securities.

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2022. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The weighted average life of the Company’s securities portfolio is 5.25 years, with a modified duration of 4.27 at December 31, 2022. Available for sale securities are shown at fair value and held to maturity securities are shown at amortized cost. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis.

	December 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
States and political subdivisions	$14,338	3.90%	$57,687	4.40%	$35,138	2.99%	$15,198	1.97%	$122,361	3.63%
Corporate debt securities	—	—	—	—	12,000	3.75%	—	—	12,000	3.75%
Collateralized mortgage obligations	2	—	19,794	4.69%	278,094	4.77%	331,239	3.16%	629,129	3.91%
Mortgage-backed securities	2,000	2.01%	466,797	2.25%	2,077,314	2.24%	11,166,404	1.84%	13,712,515	1.92%
Total	$16,340	3.67%	$544,278	2.56%	$2,402,546	2.55%	$11,512,841	1.88%	$14,476,005	2.02%

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

At December 31, 2022 and 2021, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average tax equivalent yield of the securities portfolio was 2.02% as of December 31, 2022 compared with 1.74% and 1.76% as of December 31, 2021 and 2020, respectively. This increase was primarily due to the increase in average balances of higher yielding investment securities. The average tax equivalent yield on the securities portfolio is based upon expected prepayment speeds, other industry standard projections and on a 21% tax rate in 2022, 2021 and 2020.

The average yield excluding the tax equivalent adjustment was 1.78% for the year ended December 31, 2022 compared with 1.55% for the year ended December 31, 2021 and 2.08% for the year ended December 31, 2020. The overall growth in the average securities portfolio over the comparable periods was primarily funded by average deposit growth.

Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as prepayments result in an acceleration of discount accretion. At December 31, 2022, 81.4% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 5.86 years.

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

Total deposits at December 31, 2022 were $28.53 billion, a decrease of $2.24 billion or 7.3% compared with $30.77 billion at December 31, 2021, primarily due to a decrease in public fund deposits. Total deposits at December 31, 2021 were $30.77 billion, an increase of $3.41 billion or 12.5% compared with $27.36 billion at December 31, 2020. Noninterest-bearing deposits at December 31, 2022 were $10.92 billion compared with $10.75 billion at December 31, 2021, an increase of $165.4 million or 1.5%. Noninterest-bearing deposits at December 31, 2021 were $10.75 billion compared with $9.1 billion at December 31, 2020, an increase of $1.60 billion or 17.5%. Interest-bearing deposits at December 31, 2022 were $17.62 billion, a decrease of $2.4 billion or 12.0% compared with $20.02 billion at December 31, 2021. Interest-bearing deposits at December 31, 2021 were $20.02 billion, an increase of $1.81 billion or 10.0% compared with $18.21 billion at December 31, 2020.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2022, 2021 and 2020 are presented below:

	Years Ended December 31,
	2022		2021		2020
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing checking	$6,299,924	0.16%	$6,169,864	0.28%	$5,177,736	0.43%
Regular savings	3,535,908	0.24	3,162,686	0.11	2,796,382	0.20
Money market savings	6,848,270	0.55	6,720,863	0.24	5,858,492	0.55
Time deposits	2,322,754	0.52	2,917,976	0.55	3,194,274	1.34
Total interest-bearing deposits	19,006,856	0.36	18,971,389	0.28	17,026,884	0.60
Noninterest-bearing deposits	10,903,539	—	10,036,519	—	8,558,385	—
Total deposits	$29,910,395	0.23%	$29,007,908	0.18%	$25,585,269	0.40%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2022, 2021 and 2020 was 36.5%, 34.6% and 33.5%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $250,000 or greater by time remaining until maturity at December 31, 2022 (dollars in thousands):

Three months or less	$199,156	32.4%
Over three through six months	343,443	55.9
Over six through 12 months	53,820	8.8
Over 12 months	18,120	2.9
Total	$614,539	100.0%

Total uninsured deposits, including certificates of deposits, were $12.41 billion and $14.70 billion as of years ended December 31, 2022 and 2021, respectively.

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2022 and 2021:

	FHLB Advances	Securities Sold Under Repurchase Agreements
	(Dollars in thousands)
December 31, 2022
Amount outstanding at year-end	$1,850,000	$428,134
Weighted average interest rate at year-end	4.01%	1.94%
Maximum month-end balance during the year	$1,850,000	$495,160
Average balance outstanding during the year	$543,107	$457,553
Weighted average interest rate during the year	3.47%	0.58%
December 31, 2021
Amount outstanding at year-end	$—	$448,099
Weighted average interest rate at year-end	—	0.17%
Maximum month-end balance during the year	$—	$460,288
Average balance outstanding during the year	$—	$410,747
Weighted average interest rate during the year	—	0.17%

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2022, the Company had total funds of $13.75 billion available under this line. FHLB advances of $1.85 billion were outstanding at December 31, 2022, with a weighted average interest rate of 4.01%. At December 31, 2022 the Company had no FHLB long-term notes payable.

Securities sold under repurchase agreements with Company customers—At December 31, 2022, the Company had $428.1 million in securities sold under repurchase agreements compared with $448.1 million at December 31, 2021, with weighted average rates paid of 0.58% and 0.17% for the years ended December 31, 2022 and 2021, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $4.2 million of repurchase agreements outstanding at December 31, 2022 have maturity dates ranging from 12 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

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

The following table summarizes the simulated change in net interest income at the 12-month horizon, considering the balance sheet composition as of December 31, 2022 and 2021:

	Percent Change in Net Interest Income
Change in Interest Rates (Basis Points)	December 31, 2022	December 31, 2021
+200	2.0%	11.0%
+100	1.2%	4.9%
Base	0.0%	0.0%
-100	(3.4)%	(5.4)%

The Company continues to manage its asset sensitivity within the scope of its risk tolerances and changing market conditions. At December 31, 2022, a projected 200 basis point increase in rates resulted in a projected increase in net interest income of 2.0% compared with a projected 11.0% increase in net interest income at December 31, 2021. These projections can be impacted by a variety of factors, including changes in interest rates, changes in model assumptions and shifts in the Company’s balance sheet composition. During 2022, the Company gradually increased its volume of fixed-rate investment securities due to the increase in long-term interest rates. At December 31, 2022, securities represented 38.4% of total assets compared with 33.9% of total assets at December 31, 2021. The growth in securities along with the gradual reduction in deposit balances during the year were the major reasons for the decline in the Company’s projected asset sensitivity.

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

LIBOR Transition

As of December 31, 2022 and 2021, LIBOR was used as an index rate for the majority of the Company’s interest-rate swaps and approximately 1.5% and 11.4% of the Company’s loan portfolio, respectively. On September 30, 2021, the Company began transitioning away from LIBOR to Secured Overnight Financing Rate (“SOFR”) or other alternative variable rate indexes for its interest-rate swaps and loans historically using LIBOR as an index.

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis and manage unexpected events. During 2022 and 2021, the Company’s liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. During 2022, the Company also utilized advances from the FHLB of Dallas. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on this external funding source.

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the average assets in which those funds are invested as a percentage of the Company’s average total assets for the periods indicated. Average assets totaled $37.72 billion for 2022 compared with $35.98 billion for 2021.

	2022	2021
Source of Funds:
Deposits:
Noninterest-bearing	28.90%	27.90%
Interest-bearing	50.39	52.74
Securities sold under repurchase agreements	1.21	1.14
Other borrowings	1.44	—
Subordinated notes	—	—
Other noninterest-bearing liabilities	0.62	0.65
Shareholders’ equity	17.44	17.57
Total	100.00%	100.00%

Uses of Funds:
Loans	48.27%	53.19%
Securities	38.74	31.49
Federal funds sold and other interest-earning assets	1.88	3.37
Other noninterest-earning assets	11.11	11.95
Total	100.00%	100.00%
Average noninterest-bearing deposits to average deposits	36.45%	34.60%
Average loans to average deposits	60.88%	65.96%

The Company’s largest source of funds is deposits and its principal uses of funds are securities and loans. The Company does not expect a change in the source or use of its funds in the foreseeable future. The Company’s average deposits increased 3.1% for the year ended December 31, 2022 compared with the year ended December 31, 2021. The Company’s average loans decreased 4.8% for the year ended December 31, 2022 compared with the year ended December 31, 2021. The Company predominantly invests excess deposits in government-backed securities until the funds are needed to fund loan growth. The Company’s securities portfolio has a weighted average life of 5.25 years and a modified duration of 4.27 at December 31, 2022.

As of December 31, 2022, the Company had outstanding $5.37 billion in commitments to extend credit, $64.0 million in commitments associated with outstanding standby letters of credit and $1.44 billion in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2022, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2022, the Company had cash and cash equivalents of $424.1 million compared with $2.55 billion at December 31, 2021, a decrease of $2.12 billion or 83.4%. The decrease was primarily due to the net purchases of investment securities of $1.71 billion, payment of cash dividends of $193.1 million, repurchase of common stock of $65.7 million and a decrease in deposits of $2.24 billion, partially offset by proceeds from short-term borrowings of $1.85 billion and net cash provided by operating activities of $506.5 million.

Share Repurchases

On January 17, 2023, the Company announced a stock repurchase program under which up to 5%, or approximately 4.6 million shares, of its outstanding common stock may be acquired over a one-year period expiring on January 17, 2024, at the discretion of management. Under the stock repurchase program, the Company may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Shares of stock repurchased are held as authorized but unissued shares. The Company is not obligated to purchase any particular number of shares, and the Company may suspend, modify or terminate the program at any time and for any reason without prior notice.

On January 18, 2022, the Company announced a stock repurchase program under which the Company could repurchase up to 5%, or approximately 4.6 million shares, of its outstanding common stock over a one-year period expiring on January 18, 2023, at the discretion of management. The Company repurchased 981,884 shares of its common stock at an average weighted price of $66.90 per share during the year ended December 31, 2022.

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

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of December 31, 2022 are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB advances as of December 31, 2022 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank advances	$1,850,000	$—	$—	$—	$1,850,000

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of December 31, 2022 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$56,019	$5,529	$2,469	$—	$64,017
Unused capacity on Warehouse Purchase Program loans	1,442,380	—	—	—	1,442,380
Commitments to extend credit	1,700,290	1,224,419	457,793	1,989,782	5,372,284
Total	$3,198,689	$1,229,948	$460,262	$1,989,782	$6,878,681

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

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At December 31, 2022 and 2021, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $29.9 million.

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

In response to the COVID-19 pandemic, in March 2020 the joint federal bank regulatory agencies issued an interim final rule that allowed banking organizations that implemented CECL in 2020 to mitigate the effects of the CECL accounting standard in their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. The Company adopted the option provided by the interim final rule, which delayed the effects of CECL on its regulatory capital through 2021, after which the effects will be phased in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period include both the initial impact of the Company’s adoption of CECL on January 1, 2020 and 25% of subsequent changes in the Company’s allowance for credit losses during each quarter of the two-year period ending December 31, 2021. The cumulative amount of the transition adjustments is being phased in over the three-year transition period that began on January 1, 2022, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024.

As of December 31, 2022, the Company’s ratio of CET1 to risk-weighted assets was 15.88%, Tier 1 capital to risk-weighted assets was 15.88%, total capital to risk-weighted assets was 16.51% and Tier 1 capital to average quarterly assets was 10.16%.

It is important to note that Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans for a given period. At December 31, 2022, Warehouse Purchase Program loans totaled $740.6 million, compared to an average balance of $1.05 billion. Because the capital ratios above are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, the end-of-period increase in these balances can significantly impact the Company’s reported capital ratios.

Total shareholders’ equity increased to $6.70 billion at December 31, 2022, compared with $6.43 billion at December 31, 2021, an increase of $272.1 million or 4.2%. The increase was primarily the result of net income of $524.5 million partially offset by dividend payments of $193.1 million and common stock repurchases of $65.7 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2022 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2022
The Company
CET1 capital ratio	4.50%		7.00%	N/A	15.88%
Tier 1 risk-based capital ratio	6.00%		8.50%	N/A	15.88%
Total risk-based capital ratio	8.00%		10.50%	N/A	16.51%
Leverage ratio	4.00%	(1)	4.00%	N/A	10.16%
The Bank
CET1 capital ratio	4.50%		7.00%	6.50%	15.83%
Tier 1 risk-based capital ratio	6.00%		8.50%	8.00%	15.83%
Total risk-based capital ratio	8.00%		10.50%	10.00%	16.46%
Leverage ratio	4.00%	(2)	4.00%	5.00%	10.12%

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

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2022
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$308,592	$279,554	$257,806	$248,883
Interest expense	52,455	18,875	9,335	8,939
Net interest income	256,137	260,679	248,471	239,944
Provision for credit losses	—	—	—	—
Net interest income after provision	256,137	260,679	248,471	239,944
Noninterest income	37,724	34,688	37,594	35,122
Noninterest expense	119,244	122,214	122,878	119,850
Income before income taxes	174,617	173,153	163,187	155,216
Provision for income taxes	36,737	37,333	34,697	32,890
Net income	$137,880	$135,820	$128,490	$122,326
Earnings per share(1):
Basic	$1.51	$1.49	$1.40	$1.33
Diluted	$1.51	$1.49	$1.40	$1.33

	Quarter Ended 2021
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$253,629	$260,340	$260,851	$272,103
Interest expense	8,869	11,773	15,452	17,521
Net interest income	244,760	248,567	245,399	254,582
Provision for credit losses	—	-	-	—
Net interest income after provision	244,760	248,567	245,399	254,582
Noninterest income	35,757	34,645	35,556	34,008
Noninterest expense	119,538	119,815	115,191	119,076
Income before income taxes	160,979	163,397	165,764	169,514
Provision for income taxes	34,192	34,807	35,153	36,205
Net income	$126,787	$128,590	$130,611	$133,309
Earnings per share(1):
Basic	$1.38	$1.39	$1.41	$1.44
Diluted	$1.38	$1.39	$1.41	$1.44

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prosperity Bancshares, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

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

February 24, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2023 Proxy Statement.

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

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number (1)		Description

104	—	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (formatted as Inline XBRL and contained in Exhibits 101)

† Management contract or compensatory plan or arrangement.

* Filed with this Annual Report on Form 10-K.

** Furnished with this Annual Report on Form 10-K.

(1)
The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

(a)
Exhibits. See the exhibit list included in Item 15(a)3 of this Annual Report on Form 10-K.

(b)
Financial Statement Schedules. See Item 15(a)2 of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2023

PROSPERITY BANCSHARES, INC.® (Registrant)

BY:	/S/ DAVID ZALMAN
David Zalman Senior Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN	Senior Chairman of the Board and Chief Executive Officer (principal executive officer); Director	February 24, 2023
David Zalman

/s/ ASYLBEK OSMONOV	Chief Financial Officer (principal financial officer and principal accounting officer)	February 24, 2023
Asylbek Osmonov

/s/ ILEANA BLANCO	Director	February 24, 2023
Ileana Blanco

/s/ JAMES A. BOULIGNY	Director	February 24, 2023
James A. Bouligny

/s/ W. R. COLLIER	Director	February 24, 2023
W. R. Collier

/s/ KEVIN J. HANIGAN	President and Chief Operating Officer; Director	February 24, 2023
Kevin J. Hanigan

/s/ LEAH HENDERSON	Director	February 24, 2023
Leah Henderson

/s/ NED S. HOLMES	Director	February 24, 2023
Ned S. Holmes

/s/ JACK LORD	Director	February 24, 2023
Jack Lord

/s/ WILLIAM T. LUEDKE IV	Director	February 24, 2023
William T. Luedke IV

/s/ PERRY MUELLER, JR., D.D.S.	Director	February 24, 2023
Perry Mueller, Jr., D.D.S.

/s/ LAURA MURILLO	Director	February 24, 2023
Laura Murillo

/s/ HARRISON STAFFORD II	Director	February 24, 2023
Harrison Stafford II

/s/ ROBERT STEELHAMMER	Director	February 24, 2023
Robert Steelhammer

/s/ H.E. TIMANUS, JR.	Chairman; Director	February 24, 2023
H.E. Timanus, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prosperity Bancshares, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Allowance for Credit Losses - Refer to Note 5 to the financial statements

Critical Audit Matter Description

The allowance for credit losses on loans is an allowance available for estimated losses. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is expected and reasonably estimable. Recoveries are credited to the allowance at the time of recovery.

The Company’s allowance for credit losses on loans consists of two elements: (1) specific valuation allowances based on expected losses on impaired loans and purchased credit-deteriorated loans (“PCD Loans”); and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors.

At and for the year-ended December 31, 2022, the allowance for credit losses on loans recorded on the balance sheet was $281.6 million, and the provision for credit losses recorded on the statement of income was $0.

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
▪
the reasonableness of the classification of the loan types.
▪
the methodology surrounding the reasonableness of economic factors and assumptions used in the general allowance calculation.
▪
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

February 24, 2023

We have served as the Company’s auditor since 1993.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(Dollars in thousands)
ASSETS
Cash and due from banks	$423,832	$2,547,739
Federal funds sold	301	241
Total cash and cash equivalents	424,133	2,547,980
Available for sale securities, at fair value	456,502	514,932
Held to maturity securities, at cost (fair value of $12,387,125 and $12,251,213 respectively)	14,019,503	12,303,969
Total securities	14,476,005	12,818,901
Loans held for sale	554	7,274
Loans held for investment	18,098,653	16,833,171
Loans held for investment - Warehouse Purchase Program	740,620	1,775,699
Total loans	18,839,827	18,616,144
Less: allowance for credit losses on loans	(281,576)	(286,380)
Loans, net	18,558,251	18,329,764
Accrued interest receivable	88,438	66,030
Goodwill	3,231,636	3,231,636
Core deposit intangibles, net	51,348	61,684
Bank premises and equipment, net	339,453	319,799
Other real estate owned	1,963	622
Bank owned life insurance (BOLI)	327,439	327,149
Federal Home Loan Bank of Dallas stock	90,025	8,901
Other assets	101,138	121,504
TOTAL ASSETS	$37,689,829	$37,833,970
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$10,915,448	$10,750,034
Interest-bearing	17,618,083	20,021,728
Total deposits	28,533,531	30,771,762
Other borrowings	1,850,000	—
Securities sold under repurchase agreements	428,134	448,099
Subordinated notes	—	—
Accrued interest payable	4,495	1,261
Allowance for credit losses on off-balance sheet credit exposures	29,947	29,947
Other liabilities	144,348	155,665
Total liabilities	30,990,455	31,406,734
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 91,313,615 shares issued and outstanding at December 31, 2022; 92,170,480 shares issued and outstanding at December 31, 2021	91,314	92,171
Capital surplus	3,541,924	3,595,023
Retained earnings	3,069,609	2,738,233
Accumulated other comprehensive (loss) income —net unrealized gain on available for sale securities, net of tax (benefit) expense of $(923) and $481, respectively	(3,473)	1,809
Total shareholders’ equity	6,699,374	6,427,236
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,689,829	$37,833,970

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$831,189	$869,908	$975,895
Securities	260,416	175,459	166,812
Federal funds sold and other earning assets	3,230	1,556	1,203
Total interest income	1,094,835	1,046,923	1,143,910
INTEREST EXPENSE:
Deposits	68,112	52,913	102,502
Other borrowings	18,851	—	3,550
Securities sold under repurchase agreements	2,641	702	1,627
Subordinated notes	—	—	5,498
Total interest expense	89,604	53,615	113,177
NET INTEREST INCOME	1,005,231	993,308	1,030,733
PROVISION FOR CREDIT LOSSES	—	—	20,000
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	1,005,231	993,308	1,010,733
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	34,014	29,610	30,295
Credit card, debit card and ATM card income	34,764	34,680	31,245
Service charges on deposit accounts	24,730	24,392	23,860
Trust income	12,250	10,278	9,598
Mortgage income	1,399	8,302	10,777
Brokerage income	3,654	3,320	2,504
Net gain (loss) on sale or write down of assets	3,934	1,097	(5,533)
Other	30,383	28,287	28,788
Total noninterest income	145,128	139,966	131,534
NONINTEREST EXPENSE:
Salaries and employee benefits	314,713	310,556	309,268
Net occupancy and equipment	32,446	32,184	35,037
Credit and debit card, data processing and software amortization	37,327	35,104	40,329
Regulatory assessments and FDIC insurance	11,381	10,638	9,861
Core deposit intangibles amortization	10,336	11,551	13,169
Depreciation	17,960	18,095	18,232
Communications	13,005	12,028	12,477
Net other real estate (income) expense	(122)	(2,224)	165
Merger related expenses	272	—	8,018
Other	46,868	45,688	50,677
Total noninterest expense	484,186	473,620	497,233
INCOME BEFORE INCOME TAXES	666,173	659,654	645,034
PROVISION FOR INCOME TAXES	141,657	140,357	116,130
NET INCOME	$524,516	$519,297	$528,904
EARNINGS PER SHARE:
Basic	$5.73	$5.60	$5.68
Diluted	$5.73	$5.60	$5.68

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Net income	$524,516	$519,297	$528,904
Other comprehensive (loss) income, before tax:
Securities available for sale:
Change in unrealized (losses) gains during the period	(6,686)	1,316	212
Total other comprehensive (loss) income	(6,686)	1,316	212
Deferred tax benefit (expense) related to other comprehensive (loss) income	1,404	(276)	(45)
Other comprehensive (loss) income, net of tax	(5,282)	1,040	167
Comprehensive income	$519,234	$520,337	$529,071

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2019	94,746,019	$94,746	$3,734,519	$2,140,968	$602	$5,970,835
Cumulative change in accounting principle upon adoption of ASU 2016-13(1) and other				(92,860)		(92,860)
BALANCE AT JANUARY 1, 2020 (AS ADJUSTED FOR CHANGE IN ACCOUNTING STANDARD)	94,746,019	94,746	3,734,519	2,048,108	602	5,877,975
Net income				528,904		528,904
Other comprehensive income					167	167
Common stock issued in connection with the granting of restricted stock awards, net	18,231	18	(18)			—
Common stock repurchase	(2,193,461)	(2,193)	(112,968)			(115,161)
Stock based compensation expense			12,607			12,607
Cash dividends declared, $1.87 per share				(173,823)		(173,823)
BALANCE AT DECEMBER 31, 2020	92,570,789	92,571	3,634,140	2,403,189	769	6,130,669
Net income				519,297		519,297
Other comprehensive income					1,040	1,040
Common stock issued in connection with the granting of restricted stock awards, net	366,825	367	(367)			—
Common stock repurchase	(767,134)	(767)	(51,322)			(52,089)
Stock based compensation expense			12,572			12,572
Cash dividends declared, $1.99 per share				(184,253)		(184,253)
BALANCE AT DECEMBER 31, 2021	92,170,480	92,171	3,595,023	2,738,233	1,809	6,427,236
Net income				524,516		524,516
Other comprehensive loss					(5,282)	(5,282)
Common stock issued in connection with the granting of restricted stock awards, net	125,019	125	(125)			—
Common stock repurchase	(981,884)	(982)	(64,739)			(65,721)
Stock based compensation expense			11,765			11,765
Cash dividends declared, $2.11 per share				(193,140)		(193,140)
BALANCE AT DECEMBER 31, 2022	91,313,615	$91,314	$3,541,924	$3,069,609	$(3,473)	$6,699,374

(1)
ASU 2016-13 became effective for the Company on January 1, 2020.

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$524,516	$519,297	$528,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	28,296	29,646	31,401
Provision for credit losses	—	—	20,000
Deferred income tax expense (benefit)	6,046	22,829	24,816
Net amortization of premium on investments	42,957	58,427	38,827
(Gain) loss on sale or write down of premises, equipment, other assets and other real estate	(4,817)	(3,816)	5,075
Net amortization of premium on deposits	(311)	(1,162)	(6,093)
Net accretion of discount on loans	(7,401)	(39,278)	(91,341)
Proceeds from sale of loans held for sale	57,488	249,539	462,750
Originations of loans held for sale	(50,768)	(212,638)	(429,662)
Stock based compensation expense	11,765	12,572	12,607
(Increase) decrease in accrued interest receivable and other assets	(85,209)	61,326	29,112
Decrease in accrued interest payable and other liabilities	(16,036)	(2,014)	(44,075)
Net cash provided by operating activities	506,526	694,728	582,321
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	2,162,893	2,844,242	2,454,086
Purchase of held to maturity securities	(3,922,086)	(7,315,419)	(2,101,683)
Proceeds from maturities, sales and principal paydowns of available for sale securities	17,332,961	16,437,990	15,047,469
Purchase of available for sale securities	(17,280,514)	(16,300,005)	(15,411,251)
Originations of Warehouse Purchase Program loans	(19,072,964)	(36,019,746)	(43,293,619)
Proceeds from pay-offs of Warehouse Purchase Program loans	20,108,043	37,086,426	42,004,002
Net (increase) decrease in loans held for investment	(1,265,391)	529,672	29,758
Purchase of bank premises and equipment	(42,421)	(19,022)	(22,143)
Proceeds from sale of bank premises, equipment and other real estate	10,074	24,178	13,910
Proceeds from insurance claims	5,778	6,781	5,163
Net cash used in investing activities	(1,963,627)	(2,724,903)	(1,274,308)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	165,414	1,598,801	1,387,339
Net (decrease) increase in interest-bearing deposits	(2,403,334)	1,813,631	1,779,514
Net proceeds (repayments) from other short-term borrowings	1,850,000	—	(1,300,000)
Repayments of other long-term borrowings	—	—	(3,730)
Net (decrease) increase in securities sold under repurchase agreements	(19,965)	58,516	12,289
Redemption of subordinated notes	—	—	(125,000)
Repurchase of common stock	(65,721)	(52,089)	(115,161)
Payments of cash dividends	(193,140)	(184,253)	(173,823)
Net cash (used in) provided by financing activities	(666,746)	3,234,606	1,461,428
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,123,847)	1,204,431	769,441
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,547,980	1,343,549	574,108
CASH AND CASH EQUIVALENTS, END OF PERIOD	$424,133	$2,547,980	$1,343,549
NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$2,424	$6,678	$15,964
SUPPLEMENTAL INFORMATION:
Income taxes paid	$131,372	$126,919	$163,597
Interest paid	86,370	55,816	118,300

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

As of December 31, 2022, the Bank operated 272 full-service banking locations: 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 62 in the Dallas/Fort Worth, Texas area; 22 in the East Texas area; 29 in the Central Texas area, including Austin and San Antonio; 34 in the West Texas area, including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area.

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

Allowance for Credit Losses— The allowance for credit losses is accounted for in accordance with ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments” (“CECL”) which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss methodology. CECL requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is an allowance available for losses on loans and held-to-maturity securities. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is likely and can be reasonably estimated. Recoveries are credited to the allowance at the time of recovery.

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

Estimates of credit losses involve an exercise of judgment. While it is possible that in the short term the Company may sustain losses which are substantial in relation to the allowance for credit losses, it is the judgment of management that the allowance for credit losses reflected in the consolidated balance sheets is adequate to absorb expected lifetime losses that may be realized from the loan portfolio as of December 31, 2022.

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

Income Taxes— The Company files a consolidated federal income tax return and consolidated state returns in Oklahoma, Colorado, New Mexico and New York. For the year ended December 31, 2022, the Bank will also file state returns in Arkansas, Florida, Georgia, Idaho, Pennsylvania, Tennessee and Washington. In addition, the Company files a Combined Texas Franchise Tax Report.

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

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2022		2021		2020
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$524,516		$519,297		$528,904
Basic:
Weighted average shares outstanding	91,604	$5.73	92,657	$5.60	93,058	$5.68
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	—		—		—
Total	$91,604	$5.73	$92,657	$5.60	$93,058	$5.68

As of December 31, 2022, all stock options have been exercised and there are no options outstanding. There were no stock options exercisable at December 31, 2022, 2021 and 2020 that would have had an anti-dilutive effect on the above computation.

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

ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting – ASC Topic 848. ASU 2020-04 became effective for the Company on January 1, 2022 and provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. ASU 2020-04 was effective upon issuance. In addition, the FASB issued ASU 2022-06 - Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 from December 31, 2022 to December 31, 2024. ASU 2022-06 was effective upon issuance and did not change the core principles in ASU 2020-04. Prior to the end of 2021, the Company began transitioning away from LIBOR to Secured Overnight Financing Rate (“SOFR”) or other alternative variable rate indexes for its interest-rate swaps and loans historically using LIBOR as an index. As of December 31, 2022 and 2021, LIBOR was used as an index rate for the Company’s interest-rate swaps and approximately 1.5% and 11.4% of the Company’s loan portfolio, respectively. The adoption of ASU 2020-04 did not have a significant impact on the Company’s financial statements.
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

Pending Acquisitions

Pending Acquisition of First Bancshares of Texas, Inc. (“First Bancshares”) — On October 11, 2022, Bancshares and First Bancshares jointly announced the signing of a definitive merger agreement whereby First Bancshares, the parent company of FirstCapital Bank of Texas, N.A. (“FirstCapital Bank”), will merge with and into Bancshares. FirstCapital Bank operates 16 full-service banking offices in 6 different markets in West, North and Central Texas areas, including its main office in Midland, and banking offices in Midland, Lubbock, Amarillo, Wichita Falls, Burkburnett, Byers, Henrietta, Dallas, Horseshoe Bay, Marble Falls and Fredericksburg, Texas. As of December 31, 2022, First Bancshares, on a consolidated basis, reported total assets of $2.16 billion, total loans of $1.64 billion and total deposits of $1.80 billion.

Under the terms of the merger agreement, Bancshares will issue 3,583,370 shares of its common stock plus $93.4 million in cash for all outstanding shares of First Bancshares capital stock, subject to certain conditions and potential adjustments. Based on the closing price of Bancshares’ common stock of $69.27 on October 7, 2022, the total consideration was valued at approximately $341.6 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of First Bancshares. The transaction is expected to close during the first half of 2023, although delays could occur.

Pending Acquisition of Lone Star State Bancshares, Inc. (“Lone Star”) — On October 11, 2022, Bancshares and Lone Star State Bancshares, Inc. (“Lone Star”) jointly announced the signing of a definitive merger agreement whereby Lone Star, the parent company of Lone Star State Bank of West Texas (“Lone Star Bank”), will merge with and into Bancshares. Lone Star Bank operates 5 banking offices in the West Texas area, including its main office in Lubbock, and 1 banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of December 31, 2022, Lone Star, on a consolidated basis, reported total assets of $1.43 billion, total loans of $999.6 million and total deposits of $1.28 billion.

Under the terms of the merger agreement, Bancshares will issue 2,376,182 shares of its common stock plus $64.1 million in cash for all outstanding shares of Lone Star capital stock, subject to certain conditions and potential adjustments. Based on the closing price of Bancshares’ common stock of $69.27 on October 7, 2022, the total consideration was valued at approximately $228.7 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of Lone Star. The transaction is expected to close during the first half of 2023, although delays could occur.

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

PCD Loans. The recorded investment in PCD loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2022 and 2021 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
PCD loans:
Outstanding balance	$63,383	$83,909
Discount	(3,361)	(4,838)
Recorded investment	$60,022	$79,071

Changes in the accretable yield for acquired PCD loans for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$4,838	$14,216
Accretion charge-offs	—	(1,540)
Accretion	(1,477)	(7,838)
Balance at December 31,	$3,361	$4,838

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired. The PCD discount reflected above as of December 31, 2022, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2022 and 2021 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$1,319,507	$2,094,039
Discount	(2,233)	(8,143)
Recorded investment	$1,317,274	$2,085,896

Changes in the discount accretion for Non-PCD loans for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$8,143	$39,587
Accretion recoveries (charge-offs)	14	(4)
Accretion	(5,924)	(31,440)
Balance at December 31,	$2,233	$8,143

At December 31, 2022, the Company had $5.6 million of total outstanding accretable discounts on Non-PCD and PCD loans.

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal years 2022 and 2021 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2020	$3,231,636	$73,235
Less:
Amortization	—	(11,551)
Balance as of December 31, 2021	3,231,636	61,684
Less:
Amortization	—	(10,336)
Balance as of December 31, 2022	$3,231,636	$51,348

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write down is recorded. Based on the Company’s annual goodwill impairment test, management does not believe any of its goodwill is impaired as of December 31, 2022.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2022 is as follows (dollars in thousands):

2023	$9,360
2024	8,699
2025	8,173
2026	7,684
Thereafter	17,432
Total	$51,348

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$359,251	$1,190	$(3,039)	$357,402
Mortgage-backed securities	101,647	93	(2,640)	99,100
Total	$460,898	$1,283	$(5,679)	$456,502
Held to Maturity
States and political subdivisions	$122,361	$868	$(3,255)	$119,974
Corporate debt securities	12,000	—	(2,520)	9,480
Collateralized mortgage obligations	271,727	377	(22,922)	249,182
Mortgage-backed securities	13,613,415	2,575	(1,607,501)	12,008,489
Total	$14,019,503	$3,820	$(1,636,198)	$12,387,125

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$483,761	$1,942	$(32)	$485,671
Mortgage-backed securities	28,881	550	(170)	29,261
Total	$512,642	$2,492	$(202)	$514,932
Held to Maturity
States and political subdivisions	$132,620	$5,968	$(114)	$138,474
Collateralized mortgage obligations	39,675	483	(78)	40,080
Mortgage-backed securities	12,131,674	87,967	(146,982)	12,072,659
Total	$12,303,969	$94,418	$(147,174)	$12,251,213

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

As of December 31, 2022, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2022, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of December 31, 2022, the Company’s municipal securities represent 0.8% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of December 31, 2022, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position were as follows:

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$61,559	$(3,012)	$99,179	$(27)	$160,738	$(3,039)
Mortgage-backed securities	95,212	(2,627)	291	(13)	95,503	(2,640)
Total	$156,771	$(5,639)	$99,470	$(40)	$256,241	$(5,679)
Held to Maturity
States and political subdivisions	$49,782	$(885)	$16,298	$(2,370)	$66,080	$(3,255)
Corporate debt securities	9,480	(2,520)	—	—	9,480	(2,520)
Collateralized mortgage obligations	214,538	(22,557)	4,358	(365)	218,896	(22,922)
Mortgage-backed securities	5,276,315	(416,053)	6,585,470	(1,191,448)	11,861,785	(1,607,501)
Total	$5,550,115	$(442,015)	$6,606,126	$(1,194,183)	$12,156,241	$(1,636,198)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$164,220	$(31)	$25,916	$(1)	$190,136	$(32)
Mortgage-backed securities	2	—	19,674	(170)	19,676	(170)
Total	$164,222	$(31)	$45,590	$(171)	$209,812	$(202)
Held to Maturity
States and political subdivisions	$6,216	$(60)	$1,454	$(54)	$7,670	$(114)
Collateralized mortgage obligations	8,166	(78)	—	—	8,166	(78)
Mortgage-backed securities	7,553,096	(141,652)	288,359	(5,330)	7,841,455	(146,982)
Total	$7,567,478	$(141,790)	$289,813	$(5,384)	$7,857,291	$(147,174)

At December 31, 2022 and 2021 there were 174 securities and 30 securities, respectively, in an unrealized loss position for 12 months or more.

The table below summarizes the amortized cost and fair value of investment securities at December 31, 2022, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$14,338	$14,349	$—	$—
Due after one year through five years	57,687	58,215	—	—
Due after five years through ten years	47,138	43,330	—	—
Due after ten years	15,198	13,560	—	—
Subtotal	134,361	129,454	—	—
Mortgage-backed securities and collateralized mortgage obligations	13,885,142	12,257,671	460,898	456,502
Total	$14,019,503	$12,387,125	$460,898	$456,502

The Company recorded no gain or loss on sale of securities for the year ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, the Company did not own any non-agency collateralized mortgage obligations.

At December 31, 2022 and 2021, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $7.87 billion and $6.97 billion and a fair value of $6.90 billion and $6.99 billion at December 31, 2022 and 2021, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.
5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is categorized by major type as follows:

	December 31,
	2022	2021
	(Dollars in thousands)
Residential mortgage loans held for sale	$554	$7,274

Commercial and industrial	2,594,742	2,711,820
Real estate:
Construction, land development and other land loans	2,805,438	2,299,715
1-4 family residential (including home equity)	6,740,670	5,661,434
Commercial real estate (including multi-family residential)	4,986,211	5,251,368
Farmland	518,095	442,343
Agriculture	169,938	177,995
Consumer and other	283,559	288,496
Total loans held for investment, excluding Warehouse Purchase Program	18,098,653	16,833,171
Warehouse Purchase Program	740,620	1,775,699
Total loans, including Warehouse Purchase Program	$18,839,827	$18,616,144

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

(i) Commercial and Industrial Loans. In nearly all cases, the Company’s commercial loans are made in the Company’s market areas and are underwritten based on the borrower's ability to service the debt from the conversion of working assets or cash flow. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. As a general practice, term loans are secured by any available real estate, equipment or other assets owned by the borrower. Both working capital and term loans are typically supported by a personal guaranty of a principal. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial loans is due to the type of collateral securing these loans as well as the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

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

Loan Maturities. The contractual maturity ranges of the Company’s loan portfolio, excluding loans held for sale of $554 thousand and Warehouse Purchase Program Loans of $740.6 million, by type of loan and the amount of such loans with predetermined interest rates and variable rates in each maturity range as of December 31, 2022 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $5.6 million.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)
Commercial and industrial	$912,464	$1,159,238	$391,577	$134,896	$2,598,175
Real estate:
Construction, land development and other land loans	525,939	605,405	482,483	1,191,626	2,805,453
1-4 family residential (includes home equity)	36,077	140,770	2,063,624	4,493,583	6,734,054
Commercial (includes multi-family residential)	242,863	654,570	2,359,080	1,737,614	4,994,127
Agriculture (includes farmland)	133,103	64,496	240,382	250,568	688,549
Consumer and other	76,253	72,547	73,052	62,037	283,889
Total	$1,926,699	$2,697,026	$5,610,198	$7,870,324	$18,104,247
Loans with a predetermined interest rate	$494,309	$1,029,637	$3,597,784	$2,947,066	$8,068,796
Loans with a variable interest rate	1,432,390	1,667,389	2,012,414	4,923,258	10,035,451
Total	$1,926,699	$2,697,026	$5,610,198	$7,870,324	$18,104,247

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 80.3% and 78.5% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of December 31, 2022 and 2021, loans outstanding to directors, officers and their affiliates totaled $547 thousand and $6.5 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	As of and for the year ended December 31,
	2022	2021
	(Dollars in thousands)
Beginning balance on January 1	$6,524	$1,732
New loans	54	5,761
Repayments	(6,031)	(969)
Ending balance	$547	$6,524

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

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write downs or appropriate additions to the allowance for credit losses.

An aging analysis of past due loans, segregated by category of loan, is presented below:

	December 31, 2022
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$9,976	$4,442	$14,418	$318	$2,790,702	$2,805,438
Warehouse Purchase Program loans	—	—	—	—	740,620	740,620
Agriculture and agriculture real estate (includes farmland)	1,751	—	1,751	421	685,861	688,033
1-4 family (includes home equity) (1)	25,880	7	25,887	14,762	6,700,575	6,741,224
Commercial real estate (includes multi-family residential)	3,176	—	3,176	1,649	4,981,386	4,986,211
Commercial and industrial	10,575	1,468	12,043	2,453	2,580,246	2,594,742
Consumer and other	378	—	378	11	283,170	283,559
Total	$51,736	$5,917	$57,653	$19,614	$18,762,560	$18,839,827

	December 31, 2021
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$4,572	$—	$4,572	$1,841	$2,293,302	$2,299,715
Warehouse Purchase Program loans	—	—	—	—	1,775,699	1,775,699
Agriculture and agriculture real estate (includes farmland)	995	—	995	546	618,797	620,338
1-4 family (includes home equity) (1)	12,963	19	12,982	11,348	5,644,378	5,668,708
Commercial real estate (includes multi-family residential)	5,773	118	5,891	7,159	5,238,318	5,251,368
Commercial and industrial	4,041	750	4,791	5,360	2,701,669	2,711,820
Consumer and other	450	—	450	15	288,031	288,496
Total	$28,794	$887	$29,681	$26,269	$18,560,194	$18,616,144

(1)
Includes $554 thousand and $7.3 million of residential mortgage loans held for sale at December 31, 2022 and December 31, 2021, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2022		2021		2020
	(Dollars in thousands)
Nonaccrual loans (1)	$19,614	(2)	$26,269	(2)	$47,185	(2)
Accruing loans 90 or more days past due	5,917		887		1,699
Total nonperforming loans	25,531		27,156		48,884
Repossessed assets	—		310		93
Other real estate	1,963		622		10,593
Total nonperforming assets	$27,494		$28,088		$59,570
Nonperforming assets to total loans and other real estate	0.15%		0.15%		0.29%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.15%		0.17%		0.34%
Nonaccrual loans to total loans	0.10%		0.14%		0.23%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.11%		0.16%		0.27%

(1)
Includes troubled debt restructurings of $4.6 million, $4.2 million and $11.3 million for the years ended December 31, 2022, 2021and 2020, respectively.
(2)
There were no nonperforming or troubled debt restructurings of Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $27.5 million in nonperforming assets at December 31, 2022 compared with $28.1 million at December 31, 2021 and $59.6 million at December 31, 2020. Nonperforming assets were 0.15% of total loans and other real estate at December 31, 2022 compared with 0.15% of total loans and other real estate at December 31, 2021, and 0.29% of total loans and other real estate at December 31, 2020. The nonperforming assets consisted of 170 separate credits or other real estate properties at December 31, 2022, compared with 157 at December 31, 2021, and 208 at December 31, 2020.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.8 million, $6.5 million and $3.3 million would have been recorded as income for the years ended December 31, 2022, 2021, and 2020, respectively. The Company had $19.6 million, $26.3 million and $47.2 million in nonaccrual loans at December 31, 2022, 2021, and 2020, respectively.

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

The following table presents loans by risk grade and category of loan and year of origination at December 31, 2022.

	Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	357	—	—	—	—	96	—	—	453
Grade 3	1,273,281	773,814	224,007	142,311	36,528	35,289	146,374	17,425	2,649,029
Grade 4	59,822	39,739	10,320	2,342	4,388	6,714	2,916	—	126,241
Grade 5	—	—	—	17,926	—	661	1,193	—	19,780
Grade 6	3,114	5,947	—	—	93	294	—	—	9,448
Grade 7	—	—	—	—	—	28	290	—	318
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	94	—	75	—	—	169
Total	$1,336,574	$819,500	$234,327	$162,673	$41,009	$43,157	$150,773	$17,425	$2,805,438

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$2,661	$412	$75	$—	$60	$—	$8,931	$19	$12,158
Grade 2	—	110	—	—	—	1,140	25	—	1,275
Grade 3	224,762	101,179	65,195	39,642	25,284	75,494	79,593	1,018	612,167
Grade 4	14,945	22,737	3,427	524	1,195	8,093	7,052	—	57,973
Grade 5	543	299	—	535	33	865	—	—	2,275
Grade 6	250	816	—	—	—	513	—	—	1,579
Grade 7	—	—	213	22	—	165	21	—	421
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	185	—	—	185
Total	$243,161	$125,553	$68,910	$40,723	$26,572	$86,455	$95,622	$1,037	$688,033

1-4 Family (includes Home Equity) (1)
Grade 1	$—	$—	$112	$—	$—	$—	$—	$—	$112
Grade 2	—	165	248	75	97	3,480	—	—	4,065
Grade 3	1,766,032	2,059,111	1,145,209	464,160	226,749	817,864	111,651	675	6,591,451
Grade 4	22,060	19,699	6,444	8,650	13,705	45,066	4,924	103	120,651
Grade 5	70	—	598	4,417	1,218	1,651	—	—	7,954
Grade 6	165	233	15	145	567	1,104	—	—	2,229
Grade 7	680	2,076	2,237	1,421	2,722	5,626	—	—	14,762
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$1,789,007	$2,081,284	$1,154,863	$478,868	$245,058	$874,791	$116,575	$778	$6,741,224

	Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	7,268	—	354	138	—	1,032	—	—	8,792
Grade 3	937,839	659,746	475,697	318,409	316,986	858,432	88,419	—	3,655,528
Grade 4	128,508	207,769	158,787	73,168	159,218	321,051	18,969	248	1,067,718
Grade 5	1,113	-	5,879	34,823	23,376	31,609	1,096	—	97,896
Grade 6	15	7,129	25,526	—	1,137	76,221	—	—	110,028
Grade 7	—	—	—	—	889	395	365	—	1,649
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	18,597	20,760	5,019	193	31	—	—	44,600
Total	$1,074,743	$893,241	$687,003	$431,557	$501,799	$1,288,771	$108,849	$248	$4,986,211

Commercial and Industrial
Grade 1	$26,949	$9,275	$1,991	$1,196	$260	$118	$24,738	$42	$64,569
Grade 2	8,814	2,382	263	—	298	1,791	1,966	—	15,514
Grade 3	450,071	221,557	98,478	82,418	42,685	131,097	1,112,918	364	2,139,588
Grade 4	44,502	15,186	14,022	29,121	39,720	18,701	111,152	207	272,611
Grade 5	9,800	11,318	561	116	305	—	18,450	—	40,550
Grade 6	475	619	5,067	1,629	4	—	36,595	—	44,389
Grade 7	1,243	659	17	238	4	101	191	—	2,453
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	172	97	228	—	168	14,403	—	15,068
Total	$541,854	$261,168	$120,496	$114,946	$83,276	$151,976	$1,320,413	$613	$2,594,742

Consumer and Other
Grade 1	$20,279	$5,582	$2,757	$934	$818	$61	$1,927	$—	$32,358
Grade 2	14,103	-	-	-	-	3,238	1,007	—	18,348
Grade 3	76,265	28,106	29,850	12,484	8,381	6,221	57,042	12	218,361
Grade 4	10	4,321	2,711	29	314	113	6,964	—	14,462
Grade 5	—	—	—	—	—	—	19	—	19
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	6	5	—	—	—	—	11
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$110,657	$38,009	$35,324	$13,452	$9,513	$9,633	$66,959	$12	$283,559

	Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	740,620	—	—	—	—	—	—	—	740,620
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$740,620	$—	$—	$—	$—	$—	$—	$—	$740,620

Total
Grade 1	$49,889	$15,269	$4,935	$2,130	$1,138	$179	$35,596	$61	$109,197
Grade 2	30,542	2,657	865	213	395	10,777	2,998	—	48,447
Grade 3	5,468,870	3,843,513	2,038,436	1,059,424	656,613	1,924,397	1,595,997	19,494	16,606,744
Grade 4	269,847	309,451	195,711	113,834	218,540	399,738	151,977	558	1,659,656
Grade 5	11,526	11,617	7,038	57,817	24,932	34,786	20,758	—	168,474
Grade 6	4,019	14,744	30,608	1,774	1,801	78,132	36,595	—	167,673
Grade 7	1,923	2,735	2,473	1,686	3,615	6,315	867	—	19,614
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	18,769	20,857	5,341	193	459	14,403	—	60,022
Total	$5,836,616	$4,218,755	$2,300,923	$1,242,219	$907,227	$2,454,783	$1,859,191	$20,113	$18,839,827

(1)
Includes $554 thousand of residential mortgage loans held for sale at December 31, 2022.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of December 31, 2022 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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
•
for the Warehouse Purchase Program, the capitalization and liquidity of the mortgage banking client, the operating experience, the Client’s satisfactory underwriting of purchased loans and the consistent timeliness by the Client of loan resale to investors;
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

The following tables detail the activity in the allowance for credit losses on loans by category of loan for the years ended December 31, 2022, 2021 and 2020, respectively.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Balance January 1, 2022	$58,897	$7,759	$56,710	$75,005	$80,412	$7,597	$286,380
Provision for credit losses	20,372	(67)	3,883	(7,873)	(18,934)	2,619	—
Charge-offs	(435)	(274)	(168)	(870)	(1,273)	(5,503)	(8,523)
Recoveries	19	281	370	10	2,114	925	3,719
Net charge-offs	(416)	7	202	(860)	841	(4,578)	(4,804)
Balance December 31, 2022	$78,853	$7,699	$60,795	$66,272	$62,319	$5,638	$281,576

Allowance for credit losses on loans:
Balance January 1, 2021	$44,892	$7,824	$44,555	$87,857	$116,795	$14,145	$316,068
Provision for credit losses	13,729	(206)	12,190	5,424	(27,330)	(3,807)	—
Charge-offs	—	(51)	(129)	(18,408)	(10,735)	(4,053)	(33,376)
Recoveries	276	192	94	132	1,682	1,312	3,688
Net charge-offs	276	141	(35)	(18,276)	(9,053)	(2,741)	(29,688)
Balance December 31, 2021	$58,897	$7,759	$56,710	$75,005	$80,412	$7,597	$286,380

Allowance for credit losses on loans:
Beginning balance, prior to adoption of ASU 2016-13	$14,654	$2,971	$15,277	$12,332	$40,445	$1,790	$87,469
Impact of adoption ASU 2016-13	14,075	2,797	8,267	48,990	139,624	26,785	240,538
Provision for credit losses	16,513	2,031	23,301	27,756	(38,667)	(10,934)	20,000
Charge-offs	(654)	(62)	(2,674)	(1,302)	(26,011)	(4,867)	(35,570)
Recoveries	304	87	384	81	1,404	1,371	3,631
Net charge-offs	(350)	25	(2,290)	(1,221)	(24,607)	(3,496)	(31,939)
Balance December 31, 2020	$44,892	$7,824	$44,555	$87,857	$116,795	$14,145	$316,068

The allowance for credit losses on loans as of December 31, 2022 totaled $281.6 million or 1.49% of total loans, including acquired loans with discounts, a decrease of $4.8 million or 1.7% compared to the allowance for credit losses on loans totaling $286.4 million or 1.54% of total loans, including acquired loans with discounts, for December 31, 2021. Net charge-offs were $4.8 million for the year ended December 31, 2022. Net charge-offs for the year ended December 31, 2022 did not include any PCD loans and $8.2 million of specific reserves on resolved PCD loans was released to the general reserve during the period. Paycheck Protection Program (“PPP”) loans totaling $6.2 million as of December 31, 2022, are fully guaranteed by the SBA and do not carry an allowance.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of December 31, 2022 and 2021, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of December 31, 2022, the Company had $2.52 billion in commitments expected to fund.

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Under ASC Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications for identification as troubled debt restructurings. At December 31, 2022 and 2021, the Company had $4.6 million and $4.2 million, respectively, in outstanding troubled debt restructurings.

The following table presents information regarding the recorded investment of loans that were modified as troubled debt restructurings during the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022			2021
	Number of Loans	Recorded Investment at Date of Restructure	Recorded Investment at Year-End	Number of Loans	Recorded Investment at Date of Restructure	Recorded Investment at Year-End
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate (includes farmland)	—	—	—	—	—	—
1-4 Family (includes home equity)	—	—	—	—	—	—
Commercial real estate (commercial mortgage and multi-family)	1	3,144	3,126	—	—	—
Commercial and industrial	1	750	698	—	—	—
Consumer and other	—	—	—	—	—	—
Total	2	$3,894	$3,824	—	$—	$—

As of December 31, 2022, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications generally relate to extending the amortization periods of the loans, which includes loans modified during bankruptcy.

For the year ended December 31, 2022, the Company added two loans totaling $3.9 million as new troubled debt restructurings, of which $3.8 million remained outstanding at December 31, 2022. The Company did not grant principal reductions on any restructured loans at the time of modification. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses. For the year ended December 31, 2021, the Company did not add any new troubled debt restructurings. There were no charge-offs related to restructured loans for the years ended December 31, 2022 and 2021.
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

The following tables present fair values for assets measured at fair value on a recurring basis:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$357,402	$—	$357,402
Mortgage-backed securities	—	99,100	—	99,100
Total available for sale securities	—	456,502	—	456,502

Derivative financial instruments:
Interest rate lock commitments	$—	$94	$—	$94
Forward mortgage-backed securities trades	—	31	—	31
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	5,522	—	5,522
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$6	$—	$6
Forward mortgage-backed securities trades	—	—	—	—
Loan customer counterparty	—	5,522	—	5,522
Financial institution counterparty	—	—	—	—

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$485,671	$—	$485,671
Mortgage-backed securities	—	29,261	—	29,261
Total available for sale securities	—	514,932	—	514,932

Derivative financial instruments:
Interest rate lock commitments	$—	$237	$—	$237
Forward mortgage-backed securities trades	—	18	—	18
Loan customer counterparty	—	4,124	—	4,124
Financial institution counterparty	—	—	—	—
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	18	—	18
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	4,124	—	4,124

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale, and impaired loans. For the year ended December 31, 2022, the Company had additions to other real estate owned of $2.4 million, of which $2.0 million were outstanding as of December 31, 2022. For the year ended December 31, 2022, the Company had additions to impaired loans of $15.2 million, of which $11.6 million were outstanding as of December 31, 2022. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2022 and remained outstanding at December 31, 2022 were not significant.

The following tables summarize the carrying values and estimated fair values of certain financial instruments not recorded at fair value on a recurring basis:

	As of December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$423,832	$423,832	$—	$—	$423,832
Federal funds sold	301	301	—	—	301
Held to maturity securities	14,019,503	—	12,387,125	—	12,387,125
Loans held for sale	554	—	554	—	554
Loans held for investment, net of allowance	17,817,077	—	—	17,550,309	17,550,309
Loans held for investment - Warehouse Purchase Program	740,620	—	740,620	—	740,620
Other real estate owned	1,963	—	1,963	—	1,963
Liabilities
Deposits:
Noninterest-bearing	$10,915,448	$—	$10,915,448	$—	$10,915,448
Interest-bearing	17,618,083	—	17,563,711	—	17,563,711
Other borrowings	1,850,000	—	1,850,000	—	1,850,000
Securities sold under repurchase agreements	428,134	—	428,061	—	428,061

	As of December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$2,547,739	$2,547,739	$—	$—	$2,547,739
Federal funds sold	241	241	—	—	241
Held to maturity securities	12,303,969	—	12,251,213	—	12,251,213
Loans held for sale	7,274	—	7,274	—	7,274
Loans held for investment, net of allowance	16,546,791	—	—	16,650,432	16,650,432
Loans held for investment - Warehouse Purchase Program	1,775,699	—	1,775,699	—	1,775,699
Other real estate owned	622	—	622	—	622
Liabilities
Deposits:
Noninterest-bearing	$10,750,034	$—	$10,750,034	$—	$10,750,034
Interest-bearing	20,021,728	—	20,023,909	—	20,023,909
Securities sold under repurchase agreements	448,099	—	448,095	—	448,095

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

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2022. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2022	2021
	(Dollars in thousands)
Land	$132,515	$117,328
Buildings	257,334	252,003
Furniture, fixtures and equipment	102,322	98,152
Construction in progress	14,792	5,559
Total	506,963	473,042
Less accumulated depreciation	(167,510)	(153,243)
Premises and equipment, net	$339,453	$319,799

Depreciation expense was $18.0 million, $18.1 million and $18.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

8. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $250,000 or more. These certificates and their remaining maturities at December 31, 2022 were as follows (dollars in thousands):

Three months or less	$199,156	32.4%
Over three through six months	343,443	55.9
Over six through 12 months	53,820	8.8
Over 12 months	18,120	2.9
Total	$614,539	100.0%

As of December 31, 2022, the Company had no deposits classified as brokered deposits for regulatory purposes, and there are no major concentrations of deposits with any one depositor.

9. OTHER BORROWINGS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

	December 31,
	2022	2021
	(Dollars in thousands)
FHLB advances	$1,850,000	$—
Securities sold under repurchase agreements	428,134	448,099
Total	$2,278,134	$448,099

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2022, the Company had total funds of $13.75 billion available under this line. FHLB advances of $1.85 billion were outstanding at December 31, 2022, with a weighted average interest rate of 4.01%. At December 31, 2022, the Company had no FHLB long-term notes payable.

Securities sold under repurchase agreements with Company customers—At December 31, 2022, the Company had $428.1 million in securities sold under repurchase agreements compared with $448.1 million at December 31, 2021, a decrease of $20.0 million or 4.5%, with weighted average rates paid of 0.58% and 0.17% for the years ended December 31, 2022 and 2021, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $4.2 million of repurchase agreements outstanding at December 31, 2022 have maturity dates ranging from 12 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

10. INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Current	$135,611	$117,528	$91,314
Deferred	6,046	22,829	24,816
Total	$141,657	$140,357	$116,130

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 21% for 2022, 2021 and 2020 to income before income taxes as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Taxes calculated at statutory rate	$139,901	$138,527	$135,457
Increase (decrease) resulting from:
Excess FMV on restricted stock vesting	9	84	52
Certain compensation >$1 million	948	1,136	615
Nondeductible compensation	945	945	873
Tax-exempt interest	(1,625)	(1,961)	(2,455)
Qualified School Construction Bond credit	(1,288)	(1,369)	(1,453)
Nontaxable death benefits	(215)	(192)	(286)
BOLI income	(1,075)	(1,098)	(1,208)
State tax, net	2,315	2,399	2,230
Other, net	1,742	1,886	2,450
Net operating loss carryback	—	—	(20,145)
Total	$141,657	$140,357	$116,130

Year-end deferred taxes are presented in the table below. Deferred taxes as of December 31, 2022 and 2021 are based on the U.S. statutory federal corporate income tax rate of 21%.

	December 31,
	2022	2021
	(Dollars in thousands)
Deferred tax assets:
Loan purchase discounts	$1,175	$2,726
Allowance for credit losses	59,131	60,139
Accrued liabilities	3,002	3,216
Restricted stock	4,844	4,404
CECL unfunded loans	6,289	6,289
Deferred compensation	2,138	2,239
Certificates of Deposit	51	116
Unrealized loss on available for sale securities	923	—
Securities	115	81
Other	13	13
Total deferred tax assets	77,681	79,223
Deferred tax liabilities:
Goodwill and core deposit intangibles	(37,006)	(36,998)
Bank premises and equipment	(9,482)	(9,370)
Unrealized gain on available for sale securities	—	(481)
Prepaid expenses	(1,475)	(1,500)
Deferred loan fees and costs	(11,642)	(8,299)
Investments in partnerships	(1,520)	(1,377)
Total deferred tax liabilities	(61,125)	(58,025)
Net deferred tax assets	$16,556	$21,198

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2022.

Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no tax positions at December 31, 2022 or December 31, 2021 that did not meet the more-likely-than not recognition threshold. ASC Topic 740 “Income Taxes” also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2022, and 2021, the Company has not accrued any interest and penalties related to unrecognized tax benefits. The Company has identified its federal tax return and its state tax returns in Texas, Oklahoma, Colorado, New Mexico and New York as “major” tax jurisdictions, as defined. The Bank has identified its state returns in Arkansas, Florida, Georgia, Idaho, Pennsylvania, Tennessee and Washington as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal return are the 2018 through 2021 tax years. The Company has assumed net operating loss carryforwards, “acquired NOLs”, through its previous acquisitions. The tax periods of the acquired entities from which these acquired NOLs originated are considered open years for purposes of adjusting the amount of the acquired NOLs used in the Company’s open years. As of December 31, 2022, the Company has fully utilized all acquired NOLs.

The CARES Act. The CARES Act, which was enacted in March 2020 in response to the novel strain of coronavirus disease (“COVID-19”) pandemic, permits a five-year carryback period for NOLs, which allowed the Company to generate an anticipated tax refund and income tax benefit resulting from the tax rate differential between the statutory tax rate of 21% in 2020 and the 35% statutory tax rate in prior years during the carryback period. Due to the NOL generated in 2019 by LegacyTexas, the Company recorded a current income tax benefit for the year ended December 31, 2020, which was used to offset taxable income generated between 2014 and 2017 that was taxed at 35%, resulting in a tax benefit of $20.1 million. The $20.1 million benefit is included in the provision for income taxes in the accompanying condensed consolidated statements of income. This caused a reduction in the effective tax rate during the year ended December 31, 2020. As a result of the NOL carryback, there was a reduction in the Company’s deferred tax assets of $30.2 million during the year ended December 31, 2020.

11. STOCK INCENTIVE PROGRAMS

At December 31, 2022, Bancshares had one active stock-based incentive compensation plan with awards outstanding. The Company accounts for stock-based incentive compensation plans using the fair value-based method of accounting. The Company recognized stock-based compensation expense of $11.8 million, $12.6 million and $12.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. There was approximately $1.5 million, $1.4 million and $2.0 million of income tax benefit recorded for the stock-based compensation expense for the same periods, respectively.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by the Bancshares’ shareholders at the annual meeting of shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of December 31, 2022, 40,593 shares of common stock have been issued pursuant to vested restricted stock awards and 503,732 shares of unvested restricted stock have been granted under the 2020 Plan.

On February 22, 2012, Bancshares’ Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders on April 17, 2012. The 2012 Plan authorized the issuance of up to 1,250,000 shares of common stock pursuant to the grant or exercise, as the case may be, of various awards. As of December 31, 2022, a total of 831,875 shares of common stock had been issued pursuant to vested restricted stock awards and zero shares of unvested restricted stock remained outstanding. The 2012 Plan expired in 2022.

Restricted Stock

During 2022 and 2021, Bancshares granted shares of restricted stock pursuant to the 2020 Plan. During 2020, Bancshares granted shares of restricted stock under both the 2012 Plan and 2020 Plan. These shares of restricted stock generally vest over a period of one to three years. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period. Compensation expense related to restricted stock was $11.8 million, $12.6 million and $12.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

A summary of the status of nonvested shares of restricted stock as of December 31, 2022, and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, December 31, 2021	498	$70.64
Share awards granted	153	72.72
Unvested share awards forfeited	(28)	70.85
Share awards vested	(119)	71.22
Nonvested share awards outstanding, December 31, 2022	504	$71.11

The total fair value of restricted stock awards that fully vested during the year ended December 31, 2022 was $8.5 million.

As of December 31, 2022, there was $17.5 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.43 years.

12. OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense totals are more fully detailed in the following tables. Any components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented, as well as amounts the Company elected to present, are stated separately.

	Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Other noninterest income
Banking related service fees	$7,943	$7,132	$6,525
Bank Owned Life Insurance (BOLI)	5,119	5,228	5,754
Rental income	2,279	1,399	1,348
Other	15,042	14,528	15,161
Total	$30,383	$28,287	$28,788
Other noninterest expense
Advertising	$3,201	$3,179	$3,486
Losses	2,610	3,066	3,251
Printing and supplies	3,034	2,563	3,075
Professional and legal fees	8,515	9,515	9,034
Property taxes	9,014	9,257	9,343
Travel and development	6,107	5,243	5,317
Other	14,387	12,865	17,171
Total	$46,868	$45,688	$50,677

13. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Code and excluding catch-up contributions. Such matching contributions were approximately $6.4 million, $7.2 million and $7.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

14. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of December 31, 2022 are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB advances as of December 31, 2022 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank advances	$1,850,000	$—	$—	$—	$1,850,000

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of December 31, 2022 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$56,019	$5,529	$2,469	$—	$64,017
Unused capacity on Warehouse Purchase Program loans	1,442,380	—	—	—	1,442,380
Commitments to extend credit	1,700,290	1,224,419	457,793	1,989,782	5,372,284
Total	$3,198,689	$1,229,948	$460,262	$1,989,782	$6,878,681

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

At December 31, 2022, $707.8 million of commitments to extend credit and standby letters of credit have fixed rates ranging from 0% to 21.0%.

The Company evaluates customer creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At December 31, 2022 and 2021, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $29.9 million.

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 16 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income for the years ended December 31, 2022, 2021, 2020 was $3.2 million, $3.1 million and $660 thousand, respectively. As of December 31, 2022, operating lease ROU assets and lease liabilities were approximately $41.8 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of December 31, 2022, the weighted average remaining lease terms of the Company’s operating leases were 5.5 years. The weighted average discount rate used to determine the lease liabilities as of December 31, 2022 for the Company’s operating leases was 2.26%. Cash paid for the Company’s operating leases for the year ended December 31, 2022 and 2021 was $10.9 million and $12.2 million, respectively. During the year ended December 31, 2022, the Company obtained $1.9 million in ROU assets in exchange for lease liabilities for 5 operating leases.

The Company’s future undiscounted cash payments associated with its operating leases as of December 31, 2022 are summarized below (dollars in thousands).

2023	$10,311
2024	9,500
2025	8,931
2026	7,916
2027	5,028
Thereafter	6,869
Total undiscounted lease payments	$48,555

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all operating lease obligations aggregated approximately $10.9 million for the year ended December 31, 2022, $11.6 million for the year ended December 31, 2021 and $13.7 million for the year ended December 31, 2020.

Litigation—The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. After consultations with legal counsel, the Company and the Bank believe that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

15. OTHER COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2022			2021			2020
	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive (loss) income:
Securities available for sale:
Change in unrealized (loss) gain during period	$(6,686)	$1,404	$(5,282)	$1,316	$(276)	$1,040	$212	$(45)	$167
Total securities available for sale	(6,686)	1,404	(5,282)	1,316	(276)	1,040	212	(45)	167
Total other comprehensive (loss) income	$(6,686)	$1,404	$(5,282)	$1,316	$(276)	$1,040	$212	$(45)	$167

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2022	$1,809	$1,809
Other comprehensive loss	(5,282)	(5,282)
Balance at December 31, 2022	$(3,473)	$(3,473)
Balance at January 1, 2021	$769	$769
Other comprehensive income	1,040	1,040
Balance at December 31, 2021	$1,809	$1,809
Balance at January 1, 2020	$602	$602
Other comprehensive income	167	167
Balance at December 31, 2020	$769	$769

16. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$4,599	$94	$6	$8,411	$237	$—
Forward mortgage-backed securities trades	5,250	31	—	22,250	18	18
Commercial loan interest rate swaps and caps:
Loan customer counterparty	93,214	—	5,522	198,683	4,124	—
Financial institution counterparty	93,214	5,522	—	198,683	—	4,124

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at December 31, 2022 and 2021 are presented in the following table.

	Weighted-Average Interest Rate
	December 31, 2022		December 31, 2021
	Received	Paid	Received	Paid
Loan customer counterparty	3.05%	5.18%	2.64%	0.80%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $5.5 million and $4.1 million at December 31, 2022 and 2021, respectively. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was $562 thousand at December 31, 2022. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was zero and $4.3 million at December 31, 2022 and 2021, respectively.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
Derivatives not designated as hedging instruments	2022	2021	2020
Interest rate lock commitments	$88	$237	$(305)
Forward mortgage-backed securities trades	740	181	(2,398)

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

In response to the COVID-19 pandemic, in March 2020 the joint federal bank regulatory agencies issued an interim final rule that allowed banking organizations that implemented CECL in 2020 to mitigate the effects of the CECL accounting standard in their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. The Company adopted the option provided by the interim final rule, which delayed the effects of CECL on its regulatory capital through 2021, after which the effects will be phased in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period include both the initial impact of the Company’s adoption of CECL on January 1, 2020 and 25% of subsequent changes in the Company’s allowance for credit losses during each quarter of the two-year period ending December 31, 2021. The cumulative amount of the transition adjustments is being phased in over the three-year transition period that began on January 1, 2022, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024.

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios of CET1, Tier 1 and Total capital to risk weighted assets, and of Tier 1 capital to adjusted quarterly average assets as defined in the regulations. As of December 31, 2022, the Company and the Bank met all capital adequacy requirements to which they were subject.

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

As of December 31, 2022, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification which management believes have changed the Bank’s category. To be categorized as well capitalized the Bank must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios as set forth in the table below.

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2022 and 2021:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2022
CET1 Capital (to Risk Weighted Assets)	$3,498,958	15.88%	$991,669	4.50%	$1,542,597	7.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	3,498,958	15.88	1,322,226	6.00	1,873,153	8.50	N/A	N/A
Total Capital (to Risk Weighted Assets)	3,638,419	16.51	1,762,968	8.00	2,313,895	10.50	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	3,498,958	10.16	1,377,930	4.00	1,377,930	4.00	N/A	N/A
As of December 31, 2021
CET1 Capital (to Risk Weighted Assets)	$3,249,915	15.10%	$968,788	4.50%	$1,507,004	7.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	3,249,915	15.10	1,291,718	6.00	1,829,933	8.50	N/A	N/A
Total Capital (to Risk Weighted Assets)	3,325,703	15.45	1,722,290	8.00	2,260,506	10.50	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	3,249,915	9.62	1,351,272	4.00	1,351,272	4.00	N/A	N/A
BANK ONLY:
As of December 31, 2022
CET1 Capital (to Risk Weighted Assets)	$3,486,720	15.83%	$991,380	4.50%	$1,542,147	7.00%	$1,431,994	6.50%
Tier 1 Capital (to Risk Weighted Assets)	3,486,720	15.83	1,321,840	6.00	1,872,607	8.50	1,762,454	8.00
Total Capital (to Risk Weighted Assets)	3,626,184	16.46	1,762,454	8.00	2,313,221	10.50	2,203,067	10.00
Tier 1 Capital (to Average Tangible Assets)	3,486,720	10.12	1,377,765	4.00	1,377,765	4.00	1,722,207	5.00
As of December 31, 2021
CET1 Capital (to Risk Weighted Assets)	$3,235,504	15.03%	$968,411	4.50%	$1,506,418	7.00%	$1,398,816	6.50%
Tier 1 Capital (to Risk Weighted Assets)	3,235,504	15.03	1,291,215	6.00	1,829,222	8.50	1,721,620	8.00
Total Capital (to Risk Weighted Assets)	3,311,292	15.39	1,721,620	8.00	2,259,627	10.50	2,152,025	10.00
Tier 1 Capital (to Average Tangible Assets)	3,235,504	9.58	1,350,820	4.00	1,350,820	4.00	1,688,525	5.00

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends declared to be paid by Bancshares during the years ended December 31, 2022, 2021 and 2020 were $193.1 million, $184.3 million and $173.8 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2022, 2021 and 2020 were $256.7 million, $229.1 million and $351.2 million, respectively.

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2022	2021
	(Dollars in thousands)
ASSETS
Cash	$3,890	$3,548
Investment in subsidiary	6,683,154	6,408,843
Goodwill	3,982	3,982
Other assets	8,348	10,863
TOTAL	$6,699,374	$6,427,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$—	$—
Subordinated notes	—	—
Total liabilities	—	—
SHAREHOLDERS’ EQUITY:
Common stock	91,314	92,170
Capital surplus	3,541,924	3,595,024
Retained earnings	3,069,609	2,738,233
Unrealized (loss) gain on available for sale securities, net of tax	(3,473)	1,809
Total shareholders’ equity	6,699,374	6,427,236
TOTAL	$6,699,374	$6,427,236

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiary	$256,721	$229,088	$351,213
Other income	8	14	22
Total income	256,729	229,102	351,235
OPERATING EXPENSE:
Subordinated notes and trust preferred interest expense	—	—	5,498
Stock based compensation expense (includes restricted stock)	11,765	12,572	12,607
Other expenses	1,968	1,993	1,495
Total operating expense	13,733	14,565	19,600
INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	242,996	214,537	331,635
FEDERAL INCOME TAX BENEFIT	1,927	1,886	7,202
INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	244,923	216,423	338,837
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	279,593	302,874	190,067
NET INCOME	$524,516	$519,297	$528,904

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Net income	$524,516	$519,297	$528,904
Other comprehensive (loss) income, before tax:
Securities available for sale:
Change in unrealized (losses) gains during the period	(6,686)	1,316	212
Total other comprehensive (loss) income	(6,686)	1,316	212
Deferred tax benefit (expense) related to other comprehensive (loss) income	1,404	(276)	(45)
Other comprehensive (loss) income, net of tax	(5,282)	1,040	167
Comprehensive income	$519,234	$520,337	$529,071

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$524,516	$519,297	$528,904
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(279,593)	(302,874)	(190,067)
Stock based compensation expense (includes restricted stock)	11,765	12,572	12,607
Decrease (increase) in other assets	2,515	3,649	(1,667)
Decrease in accrued interest payable and other liabilities	—	—	(1,987)
Net cash provided by operating activities	259,203	232,644	347,790
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	—	—	—
Net cash used in investing activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of junior subordinated debentures	—	—	(125,000)
Repurchase of common stock	(65,721)	(52,089)	(115,161)
Payments of cash dividends	(193,140)	(184,253)	(173,823)
Net cash used in financing activities	(258,861)	(236,342)	(413,984)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	342	(3,698)	(66,194)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,548	7,246	73,440
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,890	$3,548	$7,246