Form 10-Q
period 2023-03-31
PROSPERITY BANCSHARES INC
filed 2023-05-05
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

As of May 4, 2023, there were 94,279,777 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$405,331	$423,832
Federal funds sold	222	301
Total cash and cash equivalents	405,553	424,133
Available for sale securities, at fair value	469,250	456,502
Held to maturity securities, at cost (fair value of $12,215,665 and $12,387,125, respectively)	13,602,295	14,019,503
Total securities	14,071,545	14,476,005
Loans held for sale	1,603	554
Loans held for investment	18,533,641	18,098,653
Loans held for investment - Warehouse Purchase Program	799,115	740,620
Total loans	19,334,359	18,839,827
Less: allowance for credit losses on loans	(282,191)	(281,576)
Loans, net	19,052,168	18,558,251
Accrued interest receivable	95,010	88,438
Goodwill	3,231,636	3,231,636
Core deposit intangibles, net	48,974	51,348
Bank premises and equipment, net	345,149	339,453
Other real estate owned	1,989	1,963
Bank owned life insurance (BOLI)	326,179	327,439
Federal Home Loan Bank of Dallas stock	160,750	90,025
Other assets	90,279	101,138
TOTAL ASSETS	$37,829,232	$37,689,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$10,108,348	$10,915,448
Interest-bearing	16,895,888	17,618,083
Total deposits	27,004,236	28,533,531
Other borrowings	3,365,000	1,850,000
Securities sold under repurchase agreements	434,261	428,134
Accrued interest payable	8,369	4,495
Allowance for credit losses on off-balance sheet credit exposures	29,947	29,947
Other liabilities	248,302	144,348
Total liabilities	31,090,115	30,990,455
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 90,693,102 issued and outstanding at March 31, 2023; 91,313,615 shares issued and outstanding at December 31, 2022	90,694	91,314
Capital surplus	3,507,670	3,541,924
Retained earnings	3,144,229	3,069,609
Accumulated other comprehensive loss —net unrealized loss on available for sale securities, net of tax benefit of $(924) and $(923), respectively	(3,476)	(3,473)
Total shareholders’ equity	6,739,117	6,699,374
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,829,232	$37,689,829

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$247,118	$193,025
Securities	73,185	55,011
Federal funds sold and other earning assets	7,006	847
Total interest income	327,309	248,883
INTEREST EXPENSE:
Deposits	47,343	8,754
Other borrowings	34,396	—
Securities sold under repurchase agreements	2,103	185
Total interest expense	83,842	8,939
NET INTEREST INCOME	243,467	239,944
PROVISION FOR CREDIT LOSSES	—	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	243,467	239,944
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,095	8,124
Credit card, debit card and ATM card income	8,666	8,179
Service charges on deposit accounts	5,926	6,211
Trust income	3,225	2,703
Mortgage income	238	455
Brokerage income	1,149	892
Net gain on sale or write-down of assets	121	689
Other	10,846	7,869
Total noninterest income	38,266	35,122
NONINTEREST EXPENSE:
Salaries and employee benefits	77,798	79,411
Net occupancy and equipment	8,025	7,848
Credit and debit card, data processing and software amortization	9,566	8,849
Regulatory assessments and FDIC insurance	4,973	2,850
Core deposit intangibles amortization	2,374	2,620
Depreciation	4,433	4,547
Communications	3,462	2,919
Net other real estate expense (income)	45	(407)
Merger related expenses	860	—
Other	11,464	11,213
Total noninterest expense	123,000	119,850
INCOME BEFORE INCOME TAXES	158,733	155,216
PROVISION FOR INCOME TAXES	34,039	32,890
NET INCOME	$124,694	$122,326
EARNINGS PER SHARE:
Basic	$1.37	$1.33
Diluted	$1.37	$1.33

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
	(Dollars in thousands)
Net income	$124,694	$122,326
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized losses during the period	(4)	(175)
Total other comprehensive loss	(4)	(175)
Deferred tax benefit related to other comprehensive loss	1	37
Other comprehensive loss, net of tax	(3)	(138)
Comprehensive income	$124,691	$122,188

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2021	92,170,480	$92,171	$3,595,023	$2,738,233	$1,809	$6,427,236
Net income				122,326		122,326
Other comprehensive loss					(138)	(138)
Common stock issued in connection with the issuance of restricted stock awards, net	(10,750)	(11)	11			—
Stock based compensation expense			2,923			2,923
Cash dividends declared, $0.52 per share				(47,923)		(47,923)
BALANCE AT MARCH 31, 2022	92,159,730	$92,160	$3,597,957	$2,812,636	$1,671	$6,504,424

BALANCE AT DECEMBER 31, 2022	91,313,615	$91,314	$3,541,924	$3,069,609	$(3,473)	$6,699,374
Net income				124,694		124,694
Other comprehensive loss					(3)	(3)
Common stock issued in connection with the issuance of restricted stock awards, net	(9,250)	(9)	9			—
Common stock repurchase	(611,263)	(611)	(37,429)			(38,040)
Stock based compensation expense			3,166			3,166
Cash dividends declared, $0.55 per share				(50,074)		(50,074)
BALANCE AT MARCH 31, 2023	90,693,102	$90,694	$3,507,670	$3,144,229	$(3,476)	$6,739,117

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124,694	$122,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	6,807	7,167
Provision for credit losses	—	—
Net amortization of premium on investments	7,384	12,857
Net gain on sale of other real estate and repossessed assets	(13)	(621)
Net gain on sale or write down of premises and equipment	(121)	(689)
Net accretion of discount on loans	(872)	(5,195)
Net amortization of premium on deposits	(53)	(100)
Net gain on sale of loans	(239)	(387)
Proceeds from sale of loans held for sale	8,470	20,076
Originations of loans held for sale	(9,280)	(15,225)
Stock based compensation expense	3,166	2,923
(Increase) decrease in accrued interest receivable and other assets	(66,156)	24,688
Increase in accrued interest payable and other liabilities	105,986	67,862
Net cash provided by operating activities	179,773	235,682

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	412,524	587,597
Purchase of held to maturity securities	(3,028)	(2,633,276)
Proceeds from maturities and principal paydowns of available for sale securities	2,515,280	1,553,419
Purchase of available for sale securities	(2,527,704)	(1,499,998)
Originations of Warehouse Purchase Program loans	(2,468,101)	(5,967,528)
Proceeds from pay-offs of Warehouse Purchase Program loans	2,409,606	6,398,686
Net (increase) decrease in loans held for investment	(434,029)	115,339
Purchase of bank premises and equipment	(10,224)	(23,289)
Proceeds from sale of bank premises, equipment and other real estate	741	3,894
Proceeds from insurance claims	2,811	572
Net cash used in investing activities	(102,124)	(1,464,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(807,100)	26,618
Net (decrease) increase in interest-bearing deposits	(722,142)	270,030
Net proceeds from other short-term borrowings	1,515,000	—
Net increase (decrease) in securities sold under repurchase agreements	6,127	(7,208)
Repurchase of common stock	(38,040)	—
Payments of cash dividends	(50,074)	(47,923)
Net cash (used in) provided by financing activities	(96,229)	241,517

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,580)	(987,385)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	424,133	2,547,980
CASH AND CASH EQUIVALENTS, END OF PERIOD	$405,553	$1,560,595

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$468	$1,614

SUPPLEMENTAL INFORMATION:
Income taxes paid	$327	$—
Interest paid	79,968	9,112

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the three month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2023		2022
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$124,694		$122,326
Basic:
Weighted average shares outstanding	91,207	$1.37	92,161	$1.33
Diluted:
Weighted average shares outstanding	91,207	$1.37	92,161	$1.33

There were no stock options outstanding at March 31, 2023 or exercisable during the three months ended March 31, 2023 or 2022 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in ASU 2022-02 eliminated the accounting guidance for troubled debt restructurings and enhanced disclosures for certain loan refinancing and restructurings to borrowers experiencing financial difficulty. This guidance was applied on a prospective basis. Additionally, ASU 2022-02 requires entities to disclose current-period gross charge-offs by year of origination. ASU 2022-02 became effective for the Company on January 1, 2023 and did not have a significant impact on the Company’s financial statements.

ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting – ASC Topic 848. ASU 2020-04 became effective for the Company on January 1, 2022 and provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. ASU 2020-04 was effective upon issuance. In addition, the FASB issued ASU 2022-06 - Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 from December 31, 2022 to December 31, 2024. ASU 2022-06 was effective upon issuance and did not change the core principles in ASU 2020-04. Prior to the end of 2021, the Company began transitioning away from LIBOR to Secured Overnight Financing Rate (“SOFR”) or other alternative variable rate indexes for its interest-rate swaps and loans historically using LIBOR as an index. As of March 31, 2023, LIBOR was used as an index rate for approximately 88.1% of the Company’s interest-rate swaps and approximately 0.39% of the Company’s loan portfolio. As of December 31, 2022, LIBOR was used as an index rate for the Company’s interest-rate swaps and approximately 1.5% of the Company’s loan portfolio. The adoption of ASU 2020-04 did not have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$372,869	$1,132	$(3,287)	$370,714
Mortgage-backed securities	100,781	137	(2,382)	98,536
Total	$473,650	$1,269	$(5,669)	$469,250
Held to Maturity
States and political subdivisions	$115,470	$1,458	$(2,538)	$114,390
Corporate debt securities	12,000	—	(3,300)	8,700
Collateralized mortgage obligations	264,124	893	(16,511)	248,506
Mortgage-backed securities	13,210,701	3,403	(1,370,035)	11,844,069
Total	$13,602,295	$5,754	$(1,392,384)	$12,215,665

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$359,251	$1,190	$(3,039)	$357,402
Mortgage-backed securities	101,647	93	(2,640)	99,100
Total	$460,898	$1,283	$(5,679)	$456,502
Held to Maturity
States and political subdivisions	$122,361	$868	$(3,255)	$119,974
Corporate debt securities	12,000	—	(2,520)	9,480
Collateralized mortgage obligations	271,727	377	(22,922)	249,182
Mortgage-backed securities	13,613,415	2,575	(1,607,501)	12,008,489
Total	$14,019,503	$3,820	$(1,636,198)	$12,387,125

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

As of March 31, 2023, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2023, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of March 31, 2023, the Company’s municipal securities represent 0.8% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of March 31, 2023, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	March 31, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$54,844	$(1,206)	$131,626	$(2,081)	$186,470	$(3,287)
Mortgage-backed securities	93,002	(2,369)	466	(13)	93,468	(2,382)
Total	$147,846	$(3,575)	$132,092	$(2,094)	$279,938	$(5,669)
Held to Maturity
States and political subdivisions	$9,390	$(18)	$40,308	$(2,520)	$49,698	$(2,538)
Corporate debt securities	8,700	(3,300)	—	—	8,700	(3,300)
Collateralized mortgage obligations	36,420	(241)	181,525	(16,270)	217,945	(16,511)
Mortgage-backed securities	758,923	(16,542)	10,889,321	(1,353,493)	11,648,244	(1,370,035)
Total	$813,433	$(20,101)	$11,111,154	$(1,372,283)	$11,924,587	$(1,392,384)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$61,559	$(3,012)	$99,179	$(27)	$160,738	$(3,039)
Mortgage-backed securities	95,212	(2,627)	291	(13)	95,503	(2,640)
Total	$156,771	$(5,639)	$99,470	$(40)	$256,241	$(5,679)
Held to Maturity
States and political subdivisions	$49,782	$(885)	$16,298	$(2,370)	$66,080	$(3,255)
Corporate debt securities	9,480	(2,520)	—	—	9,480	(2,520)
Collateralized mortgage obligations	214,538	(22,557)	4,358	(365)	218,896	(22,922)
Mortgage-backed securities	5,276,315	(416,053)	6,585,470	(1,191,448)	11,861,785	(1,607,501)
Total	$5,550,115	$(442,015)	$6,606,126	$(1,194,183)	$12,156,241	$(1,636,198)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

At March 31, 2023 and December 31, 2022, there were 778 securities and 174 securities, respectively, in an unrealized loss position for 12 months or more.

The table below summarizes the amortized cost and fair value of investment securities at March 31, 2023, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$13,435	$13,441	$—	$—
Due after one year through five years	55,618	56,644	—	—
Due after five years through ten years	46,279	42,158	—	—
Due after ten years	12,138	10,847	—	—
Subtotal	127,470	123,090	—	—
Mortgage-backed securities and collateralized mortgage obligations	13,474,825	12,092,575	473,650	469,250
Total	$13,602,295	$12,215,665	$473,650	$469,250

The Company recorded no gain or loss on the sale of securities for the three months ended March 31, 2023 and 2022. As of March 31, 2023, the Company did not own any non-agency collateralized mortgage obligations.

At March 31, 2023 and December 31, 2022, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $11.83 billion and $7.87 billion and a fair value of $10.64 billion and $6.90 billion at March 31, 2023 and December 31, 2022, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Residential mortgage loans held for sale	$1,603	$554

Commercial and industrial	2,477,220	2,594,742
Real estate:
Construction, land development and other land loans	2,899,980	2,805,438
1-4 family residential (includes home equity)	7,013,053	6,740,670
Commercial real estate (includes multi-family residential)	5,133,693	4,986,211
Farmland	548,252	518,095
Agriculture	173,143	169,938
Consumer and other	288,300	283,559
Total loans held for investment, excluding Warehouse Purchase Program	18,533,641	18,098,653
Warehouse Purchase Program	799,115	740,620
Total loans, including Warehouse Purchase Program	$19,334,359	$18,839,827

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 81.2% and 80.3% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Related Party Loans. As of March 31, 2023 and December 31, 2022, loans outstanding to directors, officers and their affiliates totaled $538 thousand and $547 thousand, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the three months ended March 31, 2023	As of and for the year ended December 31, 2022
	(Dollars in thousands)
Beginning balance on January 1	$547	$6,524
New loans	—	54
Repayments	(9)	(6,031)
Ending balance	$538	$547

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

An aging analysis of past due loans, segregated by category of loan, is presented below:

	March 31, 2023
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$5,961	$—	$5,961	$1,804	$2,892,215	$2,899,980
Warehouse Purchase Program loans	—	—	—	—	799,115	799,115
Agriculture and agriculture real estate (includes farmland)	1,491	—	1,491	432	719,472	721,395
1-4 family (includes home equity) (1)	20,125	—	20,125	16,368	6,978,163	7,014,656
Commercial real estate (includes multi-family residential)	3,723	—	3,723	1,051	5,128,919	5,133,693
Commercial and industrial	5,153	—	5,153	2,832	2,469,235	2,477,220
Consumer and other	1,300	—	1,300	9	286,991	288,300
Total	$37,753	$—	$37,753	$22,496	$19,274,110	$19,334,359

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

	December 31, 2022
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$9,976	$4,442	$14,418	$318	$2,790,702	$2,805,438
Warehouse Purchase Program loans	—	—	—	—	740,620	740,620
Agriculture and agriculture real estate (includes farmland)	1,751	—	1,751	421	685,861	688,033
1-4 family (includes home equity) (1)	25,880	7	25,887	14,762	6,700,575	6,741,224
Commercial real estate (includes multi-family residential)	3,176	—	3,176	1,649	4,981,386	4,986,211
Commercial and industrial	10,575	1,468	12,043	2,453	2,580,246	2,594,742
Consumer and other	378	—	378	11	283,170	283,559
Total	$51,736	$5,917	$57,653	$19,614	$18,762,560	$18,839,827

(1)
Includes $1.6 million and $554 thousand of residential mortgage loans held for sale at March 31, 2023 and December 31, 2022, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Nonaccrual loans (1) (3)	$22,496	$19,614	(2)
Accruing loans 90 or more days past due	—	5,917
Total nonperforming loans	22,496	25,531
Repossessed assets	—	—
Other real estate	1,989	1,963
Total nonperforming assets	$24,485	$27,494

Nonperforming assets to total loans and other real estate	0.13%	0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.13%	0.15%
Nonaccrual loans to total loans	0.12%	0.10%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.12%	0.11%

(1)
ASU 2022-02 became effective for the Company on January 1, 2023.
(2)
Includes troubled debt restructurings of $4.6 million as of December 31, 2022.
(3)
There were no nonperforming loans of Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $24.5 million in nonperforming assets at March 31, 2023 compared with $27.5 million at December 31, 2022. Nonperforming assets were 0.13% of total loans and other real estate at March 31, 2023 and 0.15% of total loans and other real estate at December 31, 2022. The Company had $22.5 million in nonaccrual loans at March 31, 2023 compared with $19.6 million at December 31, 2022.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

PCD Loans. The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
PCD loans:
Outstanding balance	$58,549	$63,383
Discount	(3,022)	(3,361)
Recorded investment	$55,527	$60,022

Changes in the accretable yield for acquired PCD loans for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$3,361	$4,838
Accretion charge-offs	—	—
Accretion	(339)	(521)
Balance at March 31,	$3,022	$4,317

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired. The PCD discount reflected above as of March 31, 2023, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$1,249,921	$1,319,507
Discount	(1,701)	(2,233)
Recorded investment	$1,248,220	$1,317,274

Changes in the discount accretion for Non-PCD loans for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$2,233	$8,143
Accretion charge-offs	—	—
Accretion	(532)	(4,674)
Balance at March 31,	$1,701	$3,469

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The following tables present loans by risk grade, by category of loan and year of origination/renewal at March 31, 2023.

	Term Loans
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	600	188	—	—	—	88	—	—	876
Grade 3	206,905	1,359,836	607,428	193,760	110,516	46,208	168,298	587	2,693,538
Grade 4	8,344	97,618	41,122	10,509	2,307	9,910	3,214	—	173,024
Grade 5	—	1,070	—	—	18,756	648	1,108	—	21,582
Grade 6	—	2,404	6,250	—	—	352	—	—	9,006
Grade 7	—	1,493	—	—	—	27	284	—	1,804
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	86	64	—	—	150
Total	$215,849	$1,462,609	$654,800	$204,269	$131,665	$57,297	$172,904	$587	$2,899,980

Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$743	$1,953	$374	$23	$—	$—	$9,396	$—	$12,489
Grade 2	—	—	108	—	—	1,115	—	—	1,223
Grade 3	56,811	226,186	95,251	60,640	38,329	93,373	73,717	61	644,368
Grade 4	5,538	10,512	20,296	3,292	523	8,124	9,410	—	57,695
Grade 5	—	1,376	1,079	—	441	788	—	—	3,684
Grade 6	—	820	18	—	—	494	—	—	1,332
Grade 7	—	—	—	212	20	179	21	—	432
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	172	—	—	172
Total	$63,092	$240,847	$117,126	$64,167	$39,313	$104,245	$92,544	$61	$721,395

Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family (includes Home Equity) (1)
Grade 1	$—	$—	$—	$111	$—	$—	$—	$—	$111
Grade 2	—	—	163	244	72	3,327	—	—	3,806
Grade 3	342,433	1,795,187	2,078,248	1,115,142	446,763	991,086	97,367	1,364	6,867,590
Grade 4	1,219	21,107	20,476	7,038	8,516	55,515	2,643	60	116,574
Grade 5	—	65	—	717	4,397	2,827	—	—	8,006
Grade 6	—	164	230	15	143	1,649	—	—	2,201
Grade 7	—	1,324	2,439	2,641	1,463	8,471	—	30	16,368
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$343,652	$1,817,847	$2,101,556	$1,125,908	$461,354	$1,062,875	$100,010	$1,454	$7,014,656

Current-period gross writeoffs	$—	$—	$14	$26	$—	$25	$—	$—	$65

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	7,067	—	348	119	997	—	—	8,531
Grade 3	169,603	904,822	678,302	489,953	303,776	1,054,343	78,823	1,189	3,680,811
Grade 4	9,555	151,546	208,075	162,043	72,494	533,572	19,915	739	1,157,939
Grade 5	—	1,113	—	3,866	13,423	55,064	900	—	74,366
Grade 6	—	32,678	7,021	25,537	16,007	86,175	—	—	167,418
Grade 7	—	—	—	—	—	1,051	—	—	1,051
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	18,296	—	—	20,212	4,918	151	—	—	43,577
Total	$197,454	$1,097,226	$893,398	$701,959	$410,737	$1,731,353	$99,638	$1,928	$5,133,693

Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade 1	$12,680	$17,342	$7,352	$1,703	$1,011	$331	$23,510	$—	$63,929
Grade 2	46	8,486	2,360	253	—	1,977	1,580	—	14,702
Grade 3	125,364	355,477	203,060	89,263	47,128	136,337	1,029,380	304	1,986,313
Grade 4	28,980	44,114	14,009	13,128	22,971	86,593	111,147	1,028	321,970
Grade 5	—	8,729	11,072	1,833	236	231	18,611	250	40,962
Grade 6	—	450	574	3,600	1,401	4	28,855	—	34,884
Grade 7	168	1,183	405	—	125	95	856	—	2,832
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	101	81	202	168	11,076	—	11,628
Total	$167,238	$435,781	$238,933	$109,861	$73,074	$225,736	$1,225,015	$1,582	$2,477,220

Current-period gross writeoffs	$—	$313	$20	$24	$—	$15	$529	$—	$901

Consumer and Other
Grade 1	$6,237	$15,713	$5,021	$2,006	$728	$671	$1,670	$—	$32,046
Grade 2	98	14,099	—	—	—	2,825	5,007	—	22,029
Grade 3	33,506	52,189	26,534	27,926	10,897	12,756	61,765	14	225,587
Grade 4	—	27	1,241	2,586	27	416	4,188	128	8,613
Grade 5	—	—	—	—	—	—	11	—	11
Grade 6	—	—	—	—	—	—	—	5	5
Grade 7	—	—	—	5	4	—	—	—	9
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$39,841	$82,028	$32,796	$32,523	$11,656	$16,668	$72,641	$147	$288,300

Current-period gross writeoffs	$1,179	$7	$—	$—	$5	$20	$14	$—	$1,225

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	799,115	—	—	—	—	—	—	—	799,115
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$799,115	$—	$—	$—	$—	$—	$—	$—	$799,115

Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Grade 1	$19,660	$35,008	$12,747	$3,843	$1,739	$1,002	$34,576	$—	$108,575
Grade 2	744	29,840	2,631	845	191	10,329	6,587	—	51,167
Grade 3	1,733,737	4,693,697	3,688,823	1,976,684	957,409	2,334,103	1,509,350	3,519	16,897,322
Grade 4	53,636	324,924	305,219	198,596	106,838	694,130	150,517	1,955	1,835,815
Grade 5	—	12,353	12,151	6,416	37,253	59,558	20,630	250	148,611
Grade 6	—	36,516	14,093	29,152	17,551	88,674	28,855	5	214,846
Grade 7	168	4,000	2,844	2,858	1,612	9,823	1,161	30	22,496
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	18,296	—	101	20,293	5,206	555	11,076	—	55,527
Total	$1,826,241	$5,136,338	$4,038,609	$2,238,687	$1,127,799	$3,198,174	$1,762,752	$5,759	$19,334,359

Current-period gross writeoffs	$1,179	$320	$34	$50	$5	$60	$543	$—	$2,191

(1)
Includes $1.6 million of residential mortgage loans held for sale at March 31, 2023.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of March 31, 2023 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

MARCH 31, 2023

(UNAUDITED)

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The following table details activity in the allowance for credit losses on loans by category of loan for the three months ended March 31, 2023 and 2022.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance December 31, 2022	$78,853	$7,699	$60,795	$66,272	$62,319	$5,638	$281,576
Provision for credit losses	1,695	356	1,603	1,699	(6,495)	1,142	—
Charge-offs	—	—	(65)	—	(901)	(1,225)	(2,191)
Recoveries	13	6	205	1	2,373	208	2,806
Net (charge-offs) recoveries	13	6	140	1	1,472	(1,017)	615
Balance March 31, 2023	$80,561	$8,061	$62,538	$67,972	$57,296	$5,763	$282,191

Allowance for credit losses on loans:
Three Months Ended
Balance December 31, 2021	$58,897	$7,759	$56,710	$75,005	$80,412	$7,597	$286,380
Provision for credit losses	2,540	41	2,745	(1,268)	(4,095)	37	—
Charge-offs	(435)	(155)	(100)	(39)	(472)	(1,407)	(2,608)
Recoveries	5	258	13	405	458	252	1,391
Net (charge-offs) recoveries	(430)	103	(87)	366	(14)	(1,155)	(1,217)
Balance March 31, 2022	$61,007	$7,903	$59,368	$74,103	$76,303	$6,479	$285,163

The allowance for credit losses on loans as of March 31, 2023 totaled $282.2 million or 1.46% of total loans, including acquired loans with discounts, an increase of $615 thousand compared to the allowance for credit losses on loans totaling $281.6 million or 1.49% of total loans, including acquired loans with discounts, as of December 31, 2022. Net recoveries were $615 thousand for the three months ended March 31, 2023. Net recoveries for the first quarter of 2023 did not include any PCD loans and $241 thousand of specific reserves on resolved PCD loans was released to the general reserve.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of March 31, 2023 and December 31, 2022, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of March 31, 2023, the Company had $2.42 billion in commitments expected to fund.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty. On January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”, which eliminated the accounting guidance for troubled debt restructurings and enhanced disclosures for certain loan refinancing and restructurings to borrowers experiencing financial difficulty. This guidance was applied on a prospective basis. As of the adoption date, all restructurings, including restructurings for borrowers experiencing financial difficulty, are evaluated to determine whether they result in a new loan or a continuation of an existing loan. Upon adoption of this guidance, the Company no longer establishes a specific reserve for modifications to borrowers experiencing financial difficulty. The effect of most modifications of loans made to borrowers who are experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance. The Company adjusts the terms of loans for certain borrowers when it believes such changes will help its customers manage their loan obligations and increase the collectability of the loans.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Modifications to borrowers experiencing financial difficulty may include but are not limited to changes in committed loan amount, interest rate, amortization, note maturity, borrower, guarantor, collateral, forbearance, forgiveness of principal or interest, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. The approval of modifications of loans for borrowers experiencing financial difficulty are handled on a case-by-case basis. The following table displays the amortized cost of loans that were restructured during the three months ended March 31, 2023, presented by category of loan.

	Term Extension
	Amortized Cost Basis at March 31, 2023	Percentage of Total Loans Held for Investment
	(Dollars in thousands)
Loan Type
Construction, land development and other land loans	$4,233	0.02%
Agriculture and agriculture real estate (includes farmland)	—	0.00%
1-4 Family (includes home equity)	—	0.00%
Commercial real estate (includes multi-family residential)	—	0.00%
Commercial and industrial	—	0.00%
Consumer and other	—	0.00%
Total	$4,233

The following tables describes the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:

Term Extension

Loan Type	Financial Effect
Construction, land development and other land loans	Less than 12-month extension

As of March 31, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first quarter of 2023 that subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

Prior to the adoption of ASU 2022-02, the restructuring of a loan was considered a “troubled debt restructuring” if both (1) the borrower was experiencing financial difficulties and (2) the creditor had granted a concession. Concessions may have included interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Loans that were restructured in a troubled debt restructuring loan prior to the adoption of ASU 2022-02 will continue to be accounted for under the historical troubled debt restructuring accounting until the loan is paid off, liquidated or subsequently modified. As of March 31, 2022, the Company had $1.1 million in outstanding troubled debt restructurings. For the three months ended March 31, 2022, the Company did not add any loans as new troubled debt restructurings. There were no charge-offs related to restructured loans for the three months ended March 31, 2022.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$370,714	$—	$370,714
Mortgage-backed securities	—	98,536	—	98,536
Total	$—	$469,250	$—	$469,250

Derivative financial instruments:
Interest rate lock commitments	$—	$118	$—	$118
Forward mortgage-backed securities trades	—	2	—	2
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	4,496	—	4,496
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	62	—	62
Loan customer counterparty	—	4,496	—	4,496
Financial institution counterparty	—	—	—	—

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$357,402	$—	$357,402
Mortgage-backed securities	—	99,100	—	99,100
Total available for sale securities	$—	$456,502	$—	$456,502

Derivative financial instruments:
Interest rate lock commitments	$—	$94	$—	$94
Forward mortgage-backed securities trades	—	31	—	31
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	5,522	—	5,522
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$6	$—	$6
Forward mortgage-backed securities trades	—	—	—	—
Loan customer counterparty	—	5,522	—	5,522
Financial institution counterparty	—	—	—	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment. For the three months ended March 31, 2023, the Company had additions to other real estate owned of $468 thousand, of which $468 thousand was outstanding as of March 31, 2023. For the three months ended March 31, 2023, the Company had additions to impaired loans of $5.5 million, of which $5.5 million was outstanding as of March 31, 2023. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2023 and remained outstanding at March 31, 2023 were not significant.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of March 31, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$405,331	$405,331	$—	$—	$405,331
Federal funds sold	222	222	—	—	222
Held to maturity securities	13,602,295	—	12,215,665	—	12,215,665
Loans held for sale	1,603	—	1,603	—	1,603
Loans held for investment, net of allowance	18,251,450	—	—	17,723,922	17,723,922
Loans held for investment - Warehouse Purchase Program	799,115	—	799,115	—	799,115
Other real estate owned	1,989	—	1,989	—	1,989
Liabilities
Deposits:
Noninterest-bearing	$10,108,348	$—	$10,108,348	$—	$10,108,348
Interest-bearing	16,895,888	—	16,843,050	—	16,843,050
Other borrowings	3,365,000	—	3,365,000	—	3,365,000
Securities sold under repurchase agreements	434,261	—	434,197	—	434,197

	As of December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$423,832	$423,832	$—	$—	$423,832
Federal funds sold	301	301	—	—	301
Held to maturity securities	14,019,503	—	12,387,125	—	12,387,125
Loans held for sale	554	—	554	—	554
Loans held for investment, net of allowance	17,817,077	—	—	17,550,309	17,550,309
Loans held for investment - Warehouse Purchase Program	740,620	—	740,620	—	740,620
Other real estate owned	1,963	—	1,963	—	1,963
Liabilities
Deposits:
Noninterest-bearing	$10,915,448	$—	$10,915,448	$—	$10,915,448
Interest-bearing	17,618,083	—	17,563,711	—	17,563,711
Other borrowings	1,850,000	—	1,850,000	—	1,850,000
Securities sold under repurchase agreements	428,134	—	428,061	—	428,061

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2023. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the three months ended March 31, 2023 and the year ended December 31, 2022 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2021	$3,231,636	$61,684
Less:
Amortization	—	(10,336)
Balance as of December 31, 2022	3,231,636	51,348
Less:
Amortization	—	(2,374)
Balance as of March 31, 2023	$3,231,636	$48,974

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2023, there was no impairment recorded on goodwill and core deposit intangibles.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $2.4 million and $2.6 million for the three months ended March 31, 2023 and 2022, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of March 31, 2023 is as follows (dollars in thousands):

Remaining 2023	$6,986
2024	8,699
2025	8,174
2026	7,684
2027	6,929
Thereafter	10,502
Total	$48,974

8. STOCK–BASED COMPENSATION

At March 31, 2023, Bancshares had one active stock-based incentive compensation plan with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by Bancshares' shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of March 31, 2023, 55,032 shares of common stock had been issued pursuant to vested restricted stock awards and 480,043 shares of unvested restricted stock have been granted under the 2020 Plan.

As of March 31, 2023, the Company had no stock options outstanding. Stock-based compensation expense related to restricted stock was $3.2 million and $2.9 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $13.7 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.53 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of March 31, 2023 are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its Federal Home Loan Bank (“FHLB”) advances as of March 31, 2023 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank advances	$3,365,000	$—	$—	$—	$3,365,000

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 17 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income was $806 thousand and $798 thousand for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023,

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

operating lease ROU assets and lease liabilities were approximately $39.9 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of March 31, 2023, the weighted average of remaining lease terms of the Company’s operating leases was 5.3 years. The weighted average discount rate used to determine the lease liabilities as of March 31, 2023 for the Company’s operating leases was 2.53%. Cash paid for the Company’s operating leases was $2.8 million for the three months ended March 31, 2023 and 2022. The Company obtained $258 thousand in ROU assets in exchange for lease liabilities for one operating lease during the three months ended March 31, 2023.

The Company’s future undiscounted cash payments associated with its operating leases as of March 31, 2023 are summarized below (dollars in thousands).

Remaining 2023	$7,780
2024	9,599
2025	9,031
2026	7,916
2027	5,028
2028	2,183
Thereafter	4,686
Total undiscounted lease payments	$46,223

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of March 31, 2023 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$51,669	$5,840	$2,815	$—	$60,324
Unused capacity on Warehouse Purchase Program loans	1,321,869	—	—	—	1,321,869
Commitments to extend credit	1,465,385	1,336,655	278,784	1,893,646	4,974,470
Total	$2,838,923	$1,342,495	$281,599	$1,893,646	$6,356,663

The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At March 31, 2023 and December 31, 2022, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $29.9 million.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

10. OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Three Months Ended March 31,
	2023			2022
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized loss during period	$(4)	$1	$(3)	$(175)	$37	$(138)
Total securities available for sale	(4)	1	(3)	(175)	37	(138)
Total other comprehensive loss	$(4)	$1	$(3)	$(175)	$37	$(138)

Activity in accumulated other comprehensive (loss) income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2022	$(3,473)	$(3,473)
Other comprehensive loss	(3)	(3)
Balance at March 31, 2023	$(3,476)	$(3,476)

Balance at December 31, 2021	$1,809	$1,809
Other comprehensive loss	(138)	(138)
Balance at March 31, 2022	$1,671	$1,671

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2023 and December 31, 2022.

	March 31, 2023			December 31, 2022
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$4,415	$118	$—	$4,599	$94	$6
Forward mortgage-backed securities trades	7,750	2	62	5,250	31	—
Commercial loan interest rate swaps and caps:
Loan customer counterparty	92,777	—	4,496	93,214	—	5,522
Financial institution counterparty	92,777	4,496	—	93,214	5,522	—

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

MARCH 31, 2023

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at March 31, 2023 and December 31, 2022 are presented in the following table.

	Weighted-Average Interest Rate
	March 31, 2023		December 31, 2022
	Received	Paid	Received	Paid
Loan customer counterparty	3.04%	5.69%	3.05%	5.18%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $4.5 million at March 31, 2023 and $5.5 million at December 31, 2022. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was $236 thousand at March 31, 2023. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was zero at March 31, 2023 and December 31, 2022.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2023	2022
	(Dollars in thousands)
Interest rate lock commitments	$30	$(178)
Forward mortgage-backed securities trades	(50)	316

12. ACQUISITIONS

Pending Acquisition of Lone Star State Bancshares, Inc. — On October 11, 2022, Prosperity Bancshares and Lone Star State Bancshares, Inc. (“Lone Star”) jointly announced the signing of a definitive merger agreement whereby Lone Star, the parent company of Lone Star State Bank of West Texas (“Lone Star Bank”), will merge with and into Bancshares. Lone Star Bank operates five banking offices in the West Texas area, including its main office in Lubbock, and 1 banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of March 31, 2023, Lone Star, on a consolidated basis, reported total assets of $1.38 billion, total loans of $1.03 billion and total deposits of $1.23 billion.

Under the terms of the merger agreement, Bancshares will issue 2,376,182 shares of its common stock plus $64.1 million in cash for all outstanding shares of Lone Star capital stock, subject to certain conditions and potential adjustments. Based on the closing price of Bancshares’ common stock of $69.27 on October 7, 2022, the total consideration was valued at approximately $228.7 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals. The shareholders of Lone

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Star approved the transaction on March 28, 2023. The transaction is expected to close during the second quarter of 2023, although delays could occur.

13. SUBSEQUENT EVENTS

Merger with First Bancshares of Texas, Inc. — Effective May 1, 2023, the Company completed the merger of First Bancshares of Texas, Inc. (“First Bancshares”) into Bancshares and the subsequent merger of its wholly owned subsidiary FirstCapital Bank of Texas, N.A. (“FirstCapital Bank”), into the Bank. Under the terms of the definitive agreement, the Company issued 3,583,370 shares of Prosperity common stock plus approximately $91.5 million in cash for all outstanding shares of First Bancshares. FirstCapital Bank operated 16 full-service banking offices in six different markets in West, North and Central Texas areas, including its main office in Midland, and banking offices in Midland, Lubbock, Amarillo, Wichita Falls, Burkburnett, Byers, Henrietta, Dallas, Horseshoe Bay, Marble Falls and Fredericksburg, Texas. As of March 31, 2023, First Bancshares, on a consolidated basis, reported total assets of $2.14 billion, total loans of $1.65 billion and total deposits of $1.71 billion.

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
•
the timing, impact and other uncertainties of any future acquisitions, including the pending acquisition of Lone Star and the Company’s ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the ability to enter new markets successfully and capitalize on growth opportunities;
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
•
acts of terrorism, an outbreak of hostilities, such as the war between Russia and Ukraine, or other international or domestic calamities, civil unrest, insurrections, other political, economic or diplomatic developments, including those caused by public health issues, outbreaks of diseases and pandemics, such as the COVID-19 pandemic, weather or other acts of God and other matters beyond the Company’s control; and
•
other risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, or in the Company’s other reports and documents filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Part I, Item 1 of this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation (“Bancshares”), is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank (the “Bank,” and together with Bancshares, the “Company”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of March 31, 2023, the Bank operated 272 full-service banking locations; with 65 in the Houston area including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 62 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, efficient operations and acquisitions, including strategic merger transactions. The Company focuses on continual internal growth. The Company maintains separate data with respect to each banking center’s net interest income, efficiency ratio, deposit growth and loan growth for purposes of measuring its overall profitability. The Company also focuses on maintaining efficiency and stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth and achieve necessary controls while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On May 1, 2023, the Company acquired First Bancshares of Texas, Inc. (“First Bancshares”) headquartered in Midland, Texas. On October 11, 2022, Bancshares announced the signing of a definitive merger agreement with Lone Star State Bancshares, Inc. (“Lone Star”) headquartered in Lubbock, Texas.

Total assets were $37.83 billion at March 31, 2023 compared with $37.69 billion at December 31, 2022, an increase of $139.4 million or 0.4%. Total loans were $19.33 billion at March 31, 2023 compared with $18.84 billion at December 31, 2022, an increase of $494.5 million or 2.6% . Total deposits were $27.00 billion at March 31, 2023 compared with $28.53 billion at December 31, 2022, a decrease of $1.53 billion or 5.4%. Total shareholders’ equity was $6.74 billion at March 31, 2023 compared with $6.70 billion at December 31, 2022, an increase of $39.7 million or 0.6%.

PENDING ACQUISITION

Pending Acquisition of Lone Star State Bancshares, Inc. — On October 11, 2022, the Company and Lone Star jointly announced the signing of a definitive merger agreement whereby Lone Star, the parent company of Lone Star State Bank of West Texas (“Lone Star Bank”), will merge with and into the Company. Lone Star Bank operates 5 banking offices in the West Texas area, including its main office in Lubbock, and 1 banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of March 31, 2023, Lone Star, on a consolidated basis, reported total assets of $1.38 billion, total loans of $1.03 billion and total deposits of $1.23 billion.

Under the terms of the merger agreement, the Company will issue 2,376,182 shares of its common stock plus $64.1 million in cash for all outstanding shares of Lone Star capital stock, subject to certain conditions and potential adjustments. Based on the closing price of the Company's common stock of $69.27 on October 7, 2022, the total consideration was valued at approximately $228.7 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals. The shareholders of Lone Star approved the transaction on March 28, 2023. The transaction is expected to close during the second quarter of 2023, although delays could occur.

RECENT DEVELOPMENTS

Merger with First Bancshares of Texas, Inc. — Effective May 1, 2023, the Company completed the merger of First Bancshares of Texas, Inc. (“First Bancshares”) into Bancshares and the subsequent merger of its wholly owned subsidiary FirstCapital Bank of Texas, N.A. (“FirstCapital Bank”), into the Bank. Under the terms of the definitive agreement, the Company issued 3,583,370 shares of Prosperity common stock plus approximately $91.5 million in cash for all outstanding shares of First Bancshares. FirstCapital Bank operated 16 full-service banking offices in six different markets in West, North and Central Texas areas, including its main office in Midland, and banking offices in Midland, Lubbock, Amarillo, Wichita Falls, Burkburnett, Byers, Henrietta, Dallas, Horseshoe Bay, Marble Falls and Fredericksburg, Texas. As of March 31, 2023, First Bancshares, on a consolidated basis, reported total assets of $2.14 billion, total loans of $1.65 billion and total deposits of $1.71 billion.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires the Company to establish accounting policies and make estimates that affect amounts reported in the consolidated financial statements. An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on the consolidated financial statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. The Company’s accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on expected losses on impaired loans and purchased credit-deteriorated loans (“PCD”) loans; and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. Pursuant to the Company's adoption of ASU 2022-02 effective January 1, 2023, the Company prospectively discontinued troubled debt restructurings accounting and no longer measures the economic concession for loan modifications occurring on or after the adoption date. In addition, modifications to loans previously designated as troubled debt restructurings that occur on or after January 1, 2023, are accounted for under the newly adopted ASU and result in the elimination of any prior economic concession recorded in the allowance related to such loans. For further discussion of the methodology used in the determination of the allowance for credit losses on loans, see “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses” below and “Financial Condition—Allowance for Credit Losses on Loans” below.

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $124.7 million for the quarter ended March 31, 2023 compared with $122.3 million for the same period in 2022, an increase of $2.4 million or 1.9%. Net income per diluted common share was $1.37 for the quarter ended March 31, 2023 compared with $1.33 for the same period in 2022, an increase of 3.0%. The Company posted annualized returns on average common equity of 7.38% and 7.54%, annualized returns on average assets of 1.31% and 1.29% and efficiency ratios of 43.68% and 43.68% for the quarters ended March 31, 2023 and 2022, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding net gains and losses on the sale or write down of assets and securities) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale or write-down of assets and securities are not included. Additionally, taxes are not part of this calculation.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended March 31, 2023

Net interest income before the provision for credit losses was $243.5 million for the quarter ended March 31, 2023, an increase of $3.5 million or 1.5%, compared with $239.9 million for the same period in 2022. The change was primarily due to an increase in the average balances and average rates on loans held for investment and investment securities, partially offset by a decrease in Paycheck Protection Program (“PPP”) fees and interest income of $3.6 million, a decrease in loan discount accretion of $4.3 million, an increase in average borrowings and an increase in the average rates on interest-bearing deposits.

Interest income on loans was $247.1 million for the quarter ended March 31, 2023, an increase of $54.1 million or 28.0%, compared with $193.0 million for the same period in 2022. The change was primarily due to an increase in the average balances and average rates on loans held for investment, partially offset by a decrease in PPP fees and interest income of $3.6 million and a decrease in loan discount accretion of $4.3 million.

Interest income on securities was $73.2 million for the quarter ended March 31, 2023, an increase of $18.2 million or 33.0%, compared with $55.0 million for the same period in 2022, primarily due to an increase in the average balances and average rates on investment securities.

Average interest-bearing liabilities were $20.82 billion for the quarter ended March 31, 2023, an increase of $82.6 million or 0.4%, compared with $20.74 billion for the same period in 2022, primarily due to an increase in other borrowings, partially offset by a decrease in interest-bearing deposits. The average rate on interest-bearing liabilities was 1.63% for the quarter ended March 31, 2023, an increase of 146 basis points, compared with 0.17% for the same period in 2022.

The net interest margin on a tax-equivalent basis was 2.93% for the quarter ended March 31, 2023, an increase of 5 basis points compared with 2.88% for the same period in 2022.

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

	Three Months Ended March 31,
	2023			2022
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$2,343	$38	6.58%	$4,611	$40	3.52%
Loans held for investment	18,317,712	236,606	5.24%	16,712,690	183,033	4.44%
Loans held for investment - Warehouse Purchase Program	617,822	10,474	6.88%	1,268,715	9,952	3.18%
Total loans	18,937,877	247,118	5.29%	17,986,016	193,025	4.35%
Investment securities	14,332,509	73,185	2.07%	13,772,974	55,011	1.62%
Federal funds sold and other earning assets	600,048	7,006	4.74%	2,135,503	847	0.16%
Total interest-earning assets	33,870,434	327,309	3.92%	33,894,493	248,883	2.98%
Allowance for credit losses on loans	(282,316)			(285,692)
Noninterest-earning assets	4,589,735			4,458,669
Total assets	$38,177,853			$38,067,470

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$5,877,641	$3,792	0.26%	$6,775,114	$2,452	0.15%
Savings and money market deposits	9,579,679	35,521	1.50%	10,870,461	4,026	0.15%
Certificates and other time deposits	2,045,580	8,030	1.59%	2,637,529	2,276	0.35%
Other borrowings	2,887,011	34,396	4.83%	—	—	—
Securities sold under repurchase agreements	427,887	2,103	1.99%	452,054	185	0.17%
Total interest-bearing liabilities	20,817,798	83,842	1.63%	20,735,158	8,939	0.17%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	10,389,980			10,636,624
Allowance for credit losses on off-balance sheet credit exposures	29,947			29,947
Other liabilities	180,685			176,360
Total liabilities	31,418,410			31,578,089
Shareholders' equity	6,759,443			6,489,381
Total liabilities and shareholders' equity	$38,177,853			$38,067,470

Net interest rate spread			2.29%			2.81%
Net interest income and margin (2) (3)		$243,467	2.92%		$239,944	2.87%
Net interest income and margin (tax equivalent) (4)		$244,300	2.93%		$240,416	2.88%

(1)
Annualized and based on average balances on an actual 365-day basis for the three months ended March 31, 2023 and 2022.
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

	Three Months Ended March 31,
	2023 vs. 2022
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$(20)	$18	$(2)
Loans held for investment (1)	17,578	35,995	53,573
Loans held for investment - Warehouse Purchase Program	(5,106)	5,628	522
Investment securities (1)	2,235	15,939	18,174
Federal funds sold and other earning assets	(609)	6,768	6,159
Total increase in interest income	14,078	64,348	78,426

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(325)	1,665	1,340
Savings and money market deposits	(478)	31,973	31,495
Certificates and other time deposits (1)	(511)	6,265	5,754
Other borrowings	34,396	—	34,396
Securities sold under repurchase agreements	(10)	1,928	1,918
Total increase in interest expense	33,072	41,831	74,903
(Decrease) increase in net interest income	$(18,994)	$22,517	$3,523

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

The Company had no provision for credit losses for the three months ended March 31, 2023 and 2022.

Net recoveries were $615 thousand for the quarter ended March 31, 2023 compared with net charge-offs of $1.2 million for the quarter ended March 31, 2022. Net recoveries for the three months ended March 31, 2023 did not include any PCD loans and $241 thousand of specific reserves on resolved PCD loans was released to the general reserve.

Noninterest Income

The Company’s primary sources of recurring noninterest income are credit, debit and ATM card income, nonsufficient funds fees and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its various additional products and services, including trust services, mortgage lending, brokerage and independent sales organization sponsorship operations. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $38.3 million for the three months ended March 31, 2023 compared with $35.1 million for the same period in 2022. This change was primarily due to an increase in trust income and an increase in other noninterest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Nonsufficient funds fees	$8,095	$8,124
Credit card, debit card and ATM card income	8,666	8,179
Service charges on deposit accounts	5,926	6,211
Trust income	3,225	2,703
Mortgage income	238	455
Brokerage income	1,149	892
Bank owned life insurance income	1,354	1,283
Net gain on sale or write-down of assets	121	689
Other	9,492	6,586
Total noninterest income	$38,266	$35,122

Noninterest Expense

Noninterest expense totaled $123.0 million for the quarter ended March 31, 2023 compared with $119.9 million for the quarter ended March 31, 2022, an increase of $3.2 million or 2.6%, primarily due to increases in regulatory assessments and FDIC insurance and merger related expenses, partially offset by a decrease in salaries and benefits.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Salaries and employee benefits (1)	$77,798	$79,411
Non-staff expenses:
Net occupancy and equipment	8,025	7,848
Credit and debit card, data processing and software amortization	9,566	8,849
Regulatory assessments and FDIC insurance	4,973	2,850
Core deposit intangibles amortization	2,374	2,620
Depreciation	4,433	4,547
Communications (2)	3,462	2,919
Net other real estate expense (income) (3)	45	(407)
Merger related expenses	860	—
Other	11,464	11,213
Total noninterest expense	$123,000	$119,850

(1)
Includes stock-based compensation expense of $3.2 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively.
(2)
Communications expense includes telephone, data circuits, postage and courier expenses.
(3)
Net other real estate income is comprised of rental expense, rental income and gains and losses on sales of real estate.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense totaled $34.0 million for the quarter ended March 31, 2023 compared with $32.9 million for the same period in 2022, an increase of $1.1 million or 3.5%. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 21.4% and 21.2%, respectively.

FINANCIAL CONDITION

Loan Portfolio

The Company separates its loan portfolio into two general categories of loans: (1) “originated loans,” which are loans originated by Prosperity Bank and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made, and (2) “acquired loans,” which are loans acquired in a business combination and recorded at fair value at acquisition date. Those acquired loans that are renewed or substantially modified after the date of the business combination are referred to as “re-underwritten acquired loans.” If a renewal or substantial modification of an acquired loan is underwritten by the Company with a new credit analysis, the loan may no longer be categorized as an acquired loan. For example, acquired loans to one borrower may be combined into a new loan with a new loan number and categorized as an originated loan. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into PCD loans and “Non-PCD loans.” Acquired loans with evidence of credit quality deterioration as of the acquisition date when compared to the origination date are classified as PCD loans.

The following tables summarize the Company’s originated and acquired loan portfolios broken out into originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated.

	March 31, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$1,603	$—	$—	$—	$1,603

Commercial and industrial	1,713,157	626,517	125,918	11,628	2,477,220
Warehouse purchase program	799,115	—	—	—	799,115
Real estate:
Construction, land development and other land loans	2,772,865	121,977	4,988	150	2,899,980
1-4 family residential (includes home equity)	6,226,211	221,510	565,332	—	7,013,053
Commercial real estate (includes multi-family residential)	4,154,390	404,005	531,721	43,577	5,133,693
Farmland	530,124	5,351	12,605	172	548,252
Agriculture	148,917	24,172	54	—	173,143
Consumer and other	249,759	30,939	7,602	—	288,300
Total loans held for investment	16,594,538	1,434,471	1,248,220	55,527	19,332,756
Total	$16,596,141	$1,434,471	$1,248,220	$55,527	$19,334,359

	December 31, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$554	$—	$—	$—	$554

Commercial and industrial	1,711,433	730,969	137,272	15,068	2,594,742
Warehouse purchase program	740,620	—	—	—	740,620
Real estate:
Construction, land development and other land loans	2,672,903	126,607	5,759	169	2,805,438
1-4 family residential (includes home equity)	5,918,995	232,975	588,700	—	6,740,670
Commercial real estate (includes multi-family residential)	3,967,943	410,834	562,834	44,600	4,986,211
Farmland	498,512	5,740	13,658	185	518,095
Agriculture	140,838	29,041	59	—	169,938
Consumer and other	245,131	29,436	8,992	—	283,559
Total loans held for investment	15,896,375	1,565,602	1,317,274	60,022	18,839,273
Total	$15,896,929	$1,565,602	$1,317,274	$60,022	$18,839,827

At March 31, 2023, total loans were $19.33 billion, an increase of $494.5 million or 2.6%, compared with $18.84 billion at December 31, 2022. Loans at March 31, 2023 included $1.6 million of loans held for sale and $799.1 million of Warehouse Purchase Program loans compared with $554 thousand of loans held for sale and $740.6 million of Warehouse Purchase Program loans at December 31, 2022. At March 31, 2023, loans represented 51.1% of total assets compared with 50.0% of total assets at December 31, 2022.

The loan portfolio consists of various types of loans categorized by major type as follows:

(i) Commercial and Industrial Loans. In nearly all cases, the Company’s commercial loans are made in the Company’s market areas and are underwritten based on the borrower’s ability to service the debt from income. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. As a general practice, term loans are secured by any available real estate, equipment or other assets owned by the borrower. Both working capital and term loans are typically supported by a personal guaranty of a principal. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial loans is due to the type of collateral securing these loans as well as the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

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

Nonperforming assets decreased $3.0 million, or 10.9%, to $24.5 million at March 31, 2023 compared with $27.5 million at December 31, 2022, of which $9.0 million and $9.1 million, respectively, were attributable to acquired loans. The decrease in nonperforming assets was primarily due to a $5.9 million decrease in accruing loans 90 or more days past due, partially offset by a $2.9 million increase in nonaccrual loans in the 1-4 family residential and construction loans portfolio.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated:

	March 31, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(3)	$13,512	$1,815	$7,001	$168	$22,496
Accruing loans 90 or more days past due	—	—	—	—	—
Total nonperforming loans	13,512	1,815	7,001	168	22,496
Repossessed assets	—	—	—	—	—
Other real estate	1,989	—	—	—	1,989
Total nonperforming assets	$15,501	$1,815	$7,001	$168	$24,485

Nonperforming assets to total loans and other real estate	0.09%	0.13%	0.56%	0.30%	0.13%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.10%	0.13%	0.56%	0.30%	0.13%
Nonaccrual loans to total loans	0.08%	0.13%	0.56%	0.30%	0.12%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.09%	0.13%	0.56%	0.30%	0.12%

	December 31, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (2)(3)	$10,544	$2,138	$6,764	$168	$19,614
Accruing loans 90 or more days past due	5,917	—	—	—	5,917
Total nonperforming loans	16,461	2,138	6,764	168	25,531
Repossessed assets	—	—	—	—	—
Other real estate	1,963	—	-	—	1,963
Total nonperforming assets	$18,424	$2,138	$6,764	$168	$27,494

Nonperforming assets to total loans and other real estate	0.12%	0.14%	0.51%	0.28%	0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.12%	0.14%	0.51%	0.28%	0.15%
Nonaccrual loans to total loans	0.07%	0.14%	0.51%	0.28%	0.10%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.07%	0.14%	0.51%	0.28%	0.11%

(1)
ASU 2022-02 became effective for the Company on January 1, 2023.
(2)
Includes troubled debt restructurings of $4.6 million as of December 31, 2022.
(3)
There were no nonperforming loans of Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

Nonperforming assets were 0.13% of total loans and other real estate at March 31, 2023 and 0.15% of total loans and other real estate at December 31, 2022. The allowance for credit losses as a percentage of total nonperforming loans was 1254.4% at March 31, 2023 and 1102.9% at December 31, 2022.

Allowance for Credit Losses on Loans

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses on loans which it believes is adequate as of March 31, 2023 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

	As of and for the Three Months Ended March 31, 2023
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$16,097,319	$2,840,558	$18,937,877
Gross loans outstanding at end of period	$16,596,141	$2,738,218	$19,334,359
Allowance for credit losses on loans at beginning of period	$209,467	$72,109	$281,576
Provision for credit losses	6,737	(6,737)	—
Charge-offs:
Commercial and industrial	(394)	(507)	(901)
Real estate and agriculture	(65)	—	(65)
Consumer and other	(1,192)	(33)	(1,225)
Recoveries:
Commercial and industrial	1,177	1,196	2,373
Real estate and agriculture	31	194	225
Consumer and other	204	4	208
Net (charge-offs) recoveries(1)	(239)	854	615
Allowance for credit losses on loans at end of period	$215,965	$66,226	$282,191
Ratio of allowance to end of period loans	1.30%	2.42%	1.46%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.37%	2.42%	1.52%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.01%	(0.12%)	(0.01%)
Ratio of allowance to end of period nonperforming loans	1,598.3%	737.2%	1,254.4%
Ratio of allowance to end of period nonaccrual loans	1,598.3%	737.2%	1,254.4%

	As of and for the Three Months Ended March 31, 2022
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$13,356,719	$4,629,297	$17,986,016
Gross loans outstanding at end of period	$14,447,778	$3,619,746	$18,067,524
Allowance for credit losses on loans at beginning of period	$186,736	$99,644	$286,380
Provision for credit losses	3,984	(3,984)	—
Charge-offs:
Commercial and industrial	(453)	(19)	(472)
Real estate and agriculture	(686)	(43)	(729)
Consumer and other	(1,337)	(70)	(1,407)
Recoveries:
Commercial and industrial	370	88	458
Real estate and agriculture	278	403	681
Consumer and other	230	22	252
Net (charge-offs) recoveries(1)	(1,598)	381	(1,217)
Allowance for credit losses on loans at end of period	$189,122	$96,041	$285,163
Ratio of allowance to end of period loans	1.31%	2.65%	1.58%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.44%	2.65%	1.71%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.05%	(0.03%)	0.03%
Ratio of allowance to end of period nonperforming loans	1,202.3%	987.1%	1,120.0%
Ratio of allowance to end of period nonaccrual loans	1,301.1%	1,328.4%	1,310.2%

(1)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $1.7 million during the three months ended March 31, 2023. Partially offsetting these charge-offs were recoveries on originated loans of $1.4 million. Gross charge-offs on acquired loans were $540 thousand during the three months ended March 31, 2023. Partially offsetting these charge-offs were recoveries on acquired loans of $1.4 million. Total charge-offs for the three months ended March 31, 2023 were $2.2 million, partially offset by total recoveries of $2.8 million.

The following table shows the allocation of the net charge-offs among various categories of loans as of the dates indicated.

	March 31, 2023		March 31, 2022
	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)
	(Dollars in thousands)
Balance of net recoveries (charge-offs) applicable to:
Commercial and industrial	$1,472	(0.03%)	$(14)	0.00%
Real estate:
Construction, land development and other land loans	13	0.00%	(430)	0.01%
1-4 family residential (including home equity)	140	0.00%	(87)	0.00%
Commercial real estate (including multi-family residential)	1	0.00%	366	(0.01%)
Agriculture (includes farmland)	6	0.00%	103	0.00%
Consumer and other	(1,017)	0.02%	(1,155)	0.03%
Total net recoveries (charge-offs)	$615	(0.01%)	$(1,217)	0.03%

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

	March 31, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$30,450	$21,738	$4,613	$495	$57,296	13.4%
Real estate	173,521	9,887	11,298	16,365	211,071	81.2%
Agriculture and agriculture real estate	7,339	604	106	12	8,061	3.9%
Consumer and other	4,655	939	169	—	5,763	1.5%
Total allowance for credit losses on loans	$215,965	$33,168	$16,186	$16,872	$282,191	100.0%

	December 31, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$30,837	$25,736	$5,091	$655	$62,319	14.3%
Real estate	167,270	10,225	11,978	16,447	205,920	80.3%
Agriculture and agriculture real estate	6,845	731	111	12	7,699	3.8%
Consumer and other	4,515	917	206	—	5,638	1.6%
Total allowance for credit losses on loans	$209,467	$37,609	$17,386	$17,114	$281,576	100.0%

(1)
Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

The allowance for credit losses totaled $282.2 million at March 31, 2023 and $281.6 million at December 31, 2022. The allowance for credit losses totaled 1.46% of total loans at March 31, 2023 and 1.49% of total loans at December 31, 2022.

At March 31, 2023, $216.0 million of the allowance for credit losses was attributable to originated loans, an increase of $6.5 million or 3.1% compared with $209.5 million of the allowance at December 31, 2022. At March 31, 2023, $33.2 million of the allowance for credit losses was attributable to re-underwritten acquired loans compared with $37.6 million of the allowance at December 31, 2022, a decrease of $4.4 million or 11.8%. At March 31, 2023, $16.2 million of the allowance for credit losses was attributable to Non-PCD loans compared with $17.4 million of the allowance at December 31, 2022, a decrease of $1.2 million or 6.9%. At March 31, 2023, $16.9 million of the allowance for credit losses was attributable to PCD loans compared with $17.1 million of the allowance at December 31, 2022, a decrease of $242 thousand or 1.4%.

At March 31, 2023, the Company had $4.7 million of total outstanding accretable discounts on Non-PCD loans and PCD loans.

The Company believes that the allowance for credit losses on loans at March 31, 2023 is adequate to absorb expected lifetime losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at March 31, 2023.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of March 31, 2023 and December 31, 2022, the Company had $29.9 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

Securities

The carrying cost of securities totaled $14.07 billion at March 31, 2023 compared with $14.48 billion at December 31, 2022, a decrease of $404.5 million or 2.8%. At March 31, 2023, securities represented 37.2% of total assets compared with 38.4% of total assets at December 31, 2022.

The amortized cost and fair value of investment securities were as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$372,869	$1,132	$(3,287)	$370,714
Mortgage-backed securities	100,781	137	(2,382)	98,536
Total	$473,650	$1,269	$(5,669)	$469,250
Held to Maturity
States and political subdivisions	$115,470	$1,458	$(2,538)	$114,390
Corporate debt securities	12,000	—	(3,300)	8,700
Collateralized mortgage obligations	264,124	893	(16,511)	248,506
Mortgage-backed securities	13,210,701	3,403	(1,370,035)	11,844,069
Total	$13,602,295	$5,754	$(1,392,384)	$12,215,665

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$359,251	$1,190	$(3,039)	$357,402
Mortgage-backed securities	101,647	93	(2,640)	99,100
Total	$460,898	$1,283	$(5,679)	$456,502
Held to Maturity
States and political subdivisions	$122,361	$868	$(3,255)	$119,974
Corporate debt securities	12,000	—	(2,520)	9,480
Collateralized mortgage obligations	271,727	377	(22,922)	249,182
Mortgage-backed securities	13,613,415	2,575	(1,607,501)	12,008,489
Total	$14,019,503	$3,820	$(1,636,198)	$12,387,125
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

As of March 31, 2023, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2023, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of March 31, 2023, the Company’s municipal securities represent 0.8% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of March 31, 2023, management believes that there is no potential for material credit losses on held to maturity securities.

Deposits

Total deposits were $27.00 billion at March 31, 2023 compared with $28.53 billion at December 31, 2022, a decrease of $1.53 billion or 5.4%. At March 31, 2023, noninterest-bearing deposits totaled $10.11 billion, a decrease of $807.1 million or 7.4% compared with $10.92 billion at December 31, 2022. Interest-bearing deposits totaled $16.90 billion at March 31, 2023 compared with $17.62 billion at December 31, 2022, a decrease of $722.2 million or 4.1%, primarily due to a decrease in business demand deposits and public fund deposits.

Average deposits for the three months ended March 31, 2023 were $27.89 billion, a decrease of $3.03 billion or 9.8%, compared with $30.92 billion for the three months ended March 31, 2022. The ratio of average interest-bearing deposits to total average deposits was 62.8% and 65.6% during the first three months of 2023 and 2022, respectively.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31,
	2023		2022
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$5,877,641	0.26%	$6,775,114	0.15%
Regular savings	3,396,252	0.70%	3,445,108	0.11%
Money market savings	6,183,427	1.95%	7,425,353	0.17%
Certificates, IRAs and other time deposits	2,045,580	1.59%	2,637,529	0.35%
Total interest-bearing deposits	17,502,900	1.10%	20,283,104	0.18%
Noninterest-bearing demand deposits	10,389,980		10,636,624
Total deposits	$27,892,880	0.69%	$30,919,728	0.11%

(1)
Annualized and based on average balances on an actual 365-day basis for the three months ended March 31, 2023 and 2022.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
FHLB advances	$3,365,000	$1,850,000
Securities sold under repurchase agreements	434,261	428,134
Total	$3,799,261	$2,278,134

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2023, the Company had total funds of $11.29 billion available under this line. FHLB advances of $3.37 billion were outstanding at March 31, 2023, at a weighted average interest rate of 5.01%. At March 31, 2023, the Company had no FHLB long-term notes payable balance.

Securities sold under repurchase agreements— At March 31, 2023, the Company had $434.3 million in securities sold under repurchase agreements with banking customers compared with $428.1 million at December 31, 2022, an increase of $6.1 million or 1.4%. Repurchase agreements are generally settled on the following business day; however, approximately $4.2 million of the repurchase agreements outstanding at March 31, 2023 have maturity dates ranging from 1 to 12 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

LIBOR Transition

As of March 31, 2023, LIBOR was used as an index rate for approximately 88.1% of the Company’s interest-rate swaps and approximately 0.39% of the Company’s loan portfolio. As of December 31, 2022, LIBOR was used as an index rate for the Company’s interest-rate swaps and approximately 1.5% of the Company’s loan portfolio. On September 30, 2021, the Company began transitioning away from LIBOR to Secured Overnight Financing Rate (“SOFR”) or other alternative variable rate indexes for its interest-rate swaps and loans historically using LIBOR as an index.

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

As of March 31, 2023, the Company had outstanding $4.97 billion in commitments to extend credit, $60.3 million in commitments associated with outstanding standby letters of credit and $1.32 billion in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2023, the Company had cash and cash equivalents of $405.6 million compared with $424.1 million at December 31, 2022, a decrease of $18.6 million or 4.4%. The decrease was primarily due to the increase in loans held for investment of $434.0 million, payment of cash dividends of $50.1 million, repurchase of common stock of $38.0 million and a decrease in deposits of $1.53 billion, partially offset by proceeds from short-term borrowings of $1.52 billion, net proceeds from investment securities of $397.1 million and net cash provided by operating activities of $179.8 million.

Share Repurchases

On January 17, 2023, the Company announced a stock repurchase program under which up to 5%, or approximately 4.6 million shares, of its outstanding common stock may be acquired over a one-year period expiring on January 17, 2024, at the discretion of management. Under the stock repurchase program, Bancshares may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. Bancshares repurchased 611,263 shares of its common stock at an average weighted price of $62.20 per share during the three months ended March 31, 2023.

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of March 31, 2023 are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its Federal Home Loan Bank (“FHLB”) advances as of March 31, 2023 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank advances	$3,365,000	$—	$—	$—	$3,365,000

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 17 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company has one sublease arrangement. Sublease income was $806 thousand and $798 thousand for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, operating lease ROU assets and lease liabilities were approximately $39.9 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of March 31, 2023, the weighted average of remaining lease terms of the Company’s operating leases was 5.3 years. The weighted average discount rate used to determine the lease liabilities as of March 31, 2023 for the Company’s operating leases was 2.53%. Cash paid for the Company’s operating leases was $2.8 million for the three months ended March 31, 2023 and 2022. The Company obtained $258 thousand in ROU assets in exchange for lease liabilities for one operating lease during the three months ended March 31, 2023.

The Company’s future undiscounted cash payments associated with its operating leases as of March 31, 2023 are summarized below (dollars in thousands).

Remaining 2023	$7,780
2024	9,599
2025	9,031
2026	7,916
2027	5,028
2028	2,183
Thereafter	4,686
Total undiscounted lease payments	$46,223

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit expiring by period as of March 31, 2023 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$51,669	$5,840	$2,815	$—	$60,324
Unused capacity on Warehouse Purchase Program loans	1,321,869	—	—	—	1,321,869
Commitments to extend credit	1,465,385	1,336,655	278,784	1,893,646	4,974,470
Total	$2,838,923	$1,342,495	$281,599	$1,893,646	$6,356,663

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At March 31, 2023 and December 31, 2022, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $29.9 million.

Capital Resources

Total shareholders’ equity was $6.74 billion at March 31, 2023 compared with $6.70 billion at December 31, 2022, an increase of $39.7 million or 0.6%. The increase was primarily the result of net income of $124.7 million partially offset by dividend payments of $50.1 million and common stock repurchases of $38.0 million.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of March 31, 2023, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of March 31, 2023:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of March 31, 2023
The Company
CET1 capital (to risk weighted assets)	4.50%		7.00%	N/A	15.59%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	N/A	15.59%
Total capital (to risk weighted assets)	8.00%		10.50%	N/A	16.41%
Tier 1 capital (to average assets)	4.00%	(1)	4.00%	N/A	10.06%

The Bank
CET1 capital (to risk weighted assets)	4.50%		7.00%	6.50%	15.53%
Tier 1 capital (to risk weighted assets)	6.00%		8.50%	8.00%	15.53%
Total capital (to risk weighted assets)	8.00%		10.50%	10.00%	16.35%
Tier 1 capital (to average assets)	4.00%	(2)	4.00%	5.00%	10.03%

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

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 24, 2023 (the “2022 Form 10-K”), for further discussion. There have been no material changes in the Company’s market risk exposures that would affect the quantitative and qualitative disclosures from those disclosed in the 2022 Form 10-K and presented as of December 31, 2022.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None.

b. None.

c. The following table details the Company’s repurchases of shares of its common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)
January 1 - January 31, 2023	—	—	—	4,565,531
February 1 - February 29, 2023	—	—	—	4,565,531
March 1 - March 31, 2023	611,263	62.20	611,263	3,954,268
Total	611,263	$62.20	611,263

(1) On January 17, 2023, Bancshares announced a stock repurchase program under which up to 5%, or approximately 4.6 million shares, of its outstanding common stock may be acquired over a one-year period expiring on January 17, 2024, at the discretion of management. Under the stock repurchase program, Bancshares could repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” for additional information.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019 (File No. 001-35388))

4.1	Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (formatted as Inline XBRL and contained in Exhibits 101)

* Filed with this Quarterly Report on Form 10-Q.

** Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 5/5/2023	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 5/5/2023	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer