Form 10-Q
period 2023-06-30
PROSPERITY BANCSHARES INC
filed 2023-08-07
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

As of August 1, 2023, there were 93,722,454 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$396,848	$423,832
Federal funds sold	181	301
Total cash and cash equivalents	397,029	424,133
Available for sale securities, at fair value	462,013	456,502
Held to maturity securities, at cost (fair value of $11,647,080 and $12,387,125, respectively)	13,205,306	14,019,503
Total securities	13,667,319	14,476,005
Loans held for sale	10,656	554
Loans held for investment	20,494,407	18,098,653
Loans held for investment - Warehouse Purchase Program	1,148,883	740,620
Total loans	21,653,946	18,839,827
Less: allowance for credit losses on loans	(345,209)	(281,576)
Loans, net	21,308,737	18,558,251
Accrued interest receivable	92,265	88,438
Goodwill	3,383,698	3,231,636
Core deposit intangibles, net	71,128	51,348
Bank premises and equipment, net	365,299	339,453
Other real estate owned	3,107	1,963
Bank owned life insurance (BOLI)	382,011	327,439
Federal Home Loan Bank of Dallas stock	107,229	90,025
Other assets	127,309	101,138
TOTAL ASSETS	$39,905,131	$37,689,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$10,364,921	$10,915,448
Interest-bearing	17,015,965	17,618,083
Total deposits	27,380,886	28,533,531
Other borrowings	4,800,000	1,850,000
Securities sold under repurchase agreements	434,160	428,134
Subordinated debentures	3,093	—
Accrued interest payable	28,734	4,495
Allowance for credit losses on off-balance sheet credit exposures	36,503	29,947
Other liabilities	253,639	144,348
Total liabilities	32,937,015	30,990,455
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 93,721,454 issued and outstanding at June 30, 2023; 91,313,615 shares issued and outstanding at December 31, 2022	93,722	91,314
Capital surplus	3,697,524	3,541,924
Retained earnings	3,179,551	3,069,609
Accumulated other comprehensive loss —net unrealized loss on available for sale securities, net of tax benefit of $(713) and $(923), respectively	(2,681)	(3,473)
Total shareholders’ equity	6,968,116	6,699,374
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,905,131	$37,689,829

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$286,638	$192,770	$533,756	$385,795
Securities	72,053	64,111	145,238	119,122
Federal funds sold and other earning assets	1,757	925	8,763	1,772
Total interest income	360,448	257,806	687,757	506,689
INTEREST EXPENSE:
Deposits	63,964	8,641	111,307	17,395
Other borrowings	57,351	450	91,747	450
Securities sold under repurchase agreements	2,674	244	4,777	429
Total interest expense	123,989	9,335	207,831	18,274
NET INTEREST INCOME	236,459	248,471	479,926	488,415
PROVISION FOR CREDIT LOSSES	18,540	—	18,540	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	217,919	248,471	461,386	488,415
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,512	8,484	16,607	16,608
Credit card, debit card and ATM card income	9,206	8,880	17,872	17,059
Service charges on deposit accounts	6,078	6,365	12,004	12,576
Trust income	3,358	2,875	6,583	5,578
Mortgage income	661	502	899	957
Brokerage income	1,000	917	2,149	1,809
Net gain on sale or write-down of assets	1,994	1,108	2,115	1,797
Other	8,879	8,463	19,725	16,332
Total noninterest income	39,688	37,594	77,954	72,716
NONINTEREST EXPENSE:
Salaries and employee benefits	84,723	80,371	162,521	159,782
Net occupancy and equipment	8,935	8,039	16,960	15,887
Credit and debit card, data processing and software amortization	10,344	9,246	19,910	18,095
Regulatory assessments and FDIC insurance	5,097	2,851	10,070	5,701
Core deposit intangibles amortization	3,167	2,581	5,541	5,201
Depreciation	4,658	4,539	9,091	9,086
Communications	3,693	3,206	7,155	6,125
Net other real estate (income) expense	(497)	209	(452)	(198)
Merger related expenses	12,891	—	13,751	—
Other	12,859	11,836	24,323	23,049
Total noninterest expense	145,870	122,878	268,870	242,728
INCOME BEFORE INCOME TAXES	111,737	163,187	270,470	318,403
PROVISION FOR INCOME TAXES	24,799	34,697	58,838	67,587
NET INCOME	$86,938	$128,490	$211,632	$250,816
EARNINGS PER SHARE:
Basic	$0.94	$1.40	$2.30	$2.73
Diluted	$0.94	$1.40	$2.30	$2.73

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net income	$86,938	$128,490	$211,632	$250,816
Other comprehensive income (loss), before tax:
Securities available for sale:
Change in unrealized income (loss) during the period	1,006	(598)	1,002	(773)
Total other comprehensive income (loss)	1,006	(598)	1,002	(773)
Deferred tax (expense) benefit related to other comprehensive income (loss)	(211)	125	(210)	162
Other comprehensive income (loss), net of tax	795	(473)	792	(611)
Comprehensive income	$87,733	$128,017	$212,424	$250,205

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT MARCH 31, 2023	90,693,102	$90,694	$3,507,670	$3,144,229	$(3,476)	$6,739,117
Net income				86,938		86,938
Other comprehensive income					795	795
Common stock issued in connection with the issuance of restricted stock awards, net	40,450	40	(40)			—
Common stock issued in connection with the acquisition of First Bancshares of Texas, Inc.	3,582,675	3,583	220,764			224,347
Common stock repurchase	(594,773)	(595)	(33,613)			(34,208)
Stock based compensation expense			2,743			2,743
Cash dividends declared, $0.55 per share				(51,616)		(51,616)
BALANCE AT JUNE 30, 2023	93,721,454	$93,722	$3,697,524	$3,179,551	$(2,681)	$6,968,116

Six Months Ended
BALANCE AT DECEMBER 31, 2022	91,313,615	$91,314	$3,541,924	$3,069,609	$(3,473)	$6,699,374
Net income				211,632		211,632
Other comprehensive income					792	792
Common stock issued in connection with the issuance of restricted stock awards, net	31,200	31	(31)			—
Common stock issued in connection with the acquisition of First Bancshares of Texas, Inc.	3,582,675	3,583	220,764			224,347
Common stock repurchase	(1,206,036)	(1,206)	(71,042)			(72,248)
Stock based compensation expense			5,909			5,909
Cash dividends declared, $1.10 per share				(101,690)		(101,690)
BALANCE AT JUNE 30, 2023	93,721,454	$93,722	$3,697,524	$3,179,551	$(2,681)	$6,968,116

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT MARCH 31, 2022	92,159,730	$92,160	$3,597,957	$2,812,636	$1,671	$6,504,424
Net income				128,490		128,490
Other comprehensive loss					(473)	(473)
Common stock issued in connection with the issuance of restricted stock awards, net	17,800	18	(18)			—
Common stock repurchase	(981,884)	(982)	(64,739)			(65,721)
Stock based compensation expense			2,677			2,677
Cash dividends declared, $0.52 per share				(47,570)		(47,570)
BALANCE AT JUNE 30, 2022	91,195,646	$91,196	$3,535,877	$2,893,556	$1,198	$6,521,827

Six Months Ended
BALANCE AT DECEMBER 31, 2021	92,170,480	$92,171	$3,595,023	$2,738,233	$1,809	$6,427,236
Net income				250,816		250,816
Other comprehensive loss					(611)	(611)
Common stock issued in connection with the issuance of restricted stock awards, net	7,050	7	(7)			—
Common stock repurchase	(981,884)	(982)	(64,739)			(65,721)
Stock based compensation expense			5,600			5,600
Cash dividends declared, $1.04 per share				(95,493)		(95,493)
BALANCE AT JUNE 30, 2022	91,195,646	$91,196	$3,535,877	$2,893,556	$1,198	$6,521,827

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$211,632	$250,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	14,632	14,287
Provision for credit losses	18,540	—
Net amortization of premium on investments	14,515	24,307
Net gain on sale of other real estate and repossessed assets	(46)	(607)
Net gain on sale or write down of premises and equipment	(2,115)	(1,797)
Net accretion of discount on loans	(3,291)	(5,254)
Net amortization of premium on deposits	(240)	(184)
Net gain on sale of loans	(901)	(852)
Proceeds from sale of loans held for sale	23,783	33,005
Originations of loans held for sale	(32,984)	(28,229)
Stock based compensation expense	5,909	5,600
Decrease (increase) in accrued interest receivable and other assets	7,244	(2,200)
Increase in accrued interest payable and other liabilities	117,994	26,315
Net cash provided by operating activities	374,672	315,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	857,656	1,173,019
Purchase of held to maturity securities	(3,028)	(3,296,089)
Proceeds from maturities and principal paydowns of available for sale securities	6,703,648	8,985,597
Purchase of available for sale securities	(6,527,199)	(8,981,019)
Originations of Warehouse Purchase Program loans	(6,077,557)	(11,696,395)
Proceeds from pay-offs of Warehouse Purchase Program loans	5,669,294	12,334,471
Net increase in loans held for investment	(793,081)	(233,584)
Purchase of bank premises and equipment	(18,280)	(28,728)
Proceeds from sale of bank premises, equipment and other real estate	3,869	6,217
Proceeds from insurance claims	5,831	729
Net cash used in the purchase of First Bancshares of Texas, Inc.	(24,365)	—
Net cash used in investing activities	(203,212)	(1,735,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(1,242,773)	282,150
Net decrease in interest-bearing deposits	(1,487,619)	(1,188,110)
Net proceeds from other short-term borrowings	2,749,614	300,000
Net (decrease) increase in securities sold under repurchase agreements	(43,848)	33,686
Repurchase of common stock	(72,248)	(65,721)
Payments of cash dividends	(101,690)	(95,493)
Net cash used in financing activities	(198,564)	(733,488)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,104)	(2,154,063)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	424,133	2,547,980
CASH AND CASH EQUIVALENTS, END OF PERIOD	$397,029	$393,917

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$1,690	$1,657

SUPPLEMENTAL INFORMATION:
Income taxes paid	$68,096	$59,882
Interest paid	183,592	18,484

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the six-month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$86,938		$128,490		$211,632		$250,816
Basic:
Weighted average shares outstanding	92,930	$0.94	91,772	$1.40	92,073	$2.30	91,965	$2.73
Diluted:
Weighted average shares outstanding	92,930	$0.94	91,772	$1.40	92,073	$2.30	91,965	$2.73

There were no stock options outstanding at June 30, 2023 or exercisable during the three and six months ended June 30, 2023 or 2022 that would have had an anti-dilutive effect on the above computation.

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

ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting – ASC Topic 848. ASU 2020-04 became effective for the Company on January 1, 2022 and provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. ASU 2020-04 was effective upon issuance. In addition, the FASB issued ASU 2022-06 -Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 from December 31, 2022 to December 31, 2024. ASU 2022-06 was effective upon issuance and did not change the core principles in ASU 2020-04. Prior to the end of 2021, the Company began transitioning away from LIBOR to Secured Overnight Financing Rate (“SOFR”) or other alternative variable rate indexes for its

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

interest-rate swaps and loans historically using LIBOR as an index. As of June 30, 2023, LIBOR was used as an index rate for approximately 83.7% of the Company’s interest-rate swaps and approximately 0.17% of the Company’s loan portfolio. As of December 31, 2022, LIBOR was used as an index rate for approximately 88.2% of the Company’s interest-rate swaps and approximately 1.5% of the Company’s loan portfolio. The adoption of ASU 2020-04 did not have a significant impact on the Company’s financial statements.

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$20,698	$1,599	$(446)	$21,851
Collateralized mortgage obligations	345,155	1,066	(3,406)	342,815
Mortgage-backed securities	99,553	76	(2,282)	97,347
Total	$465,406	$2,741	$(6,134)	$462,013
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,511	$—	$(125)	$7,386
States and political subdivisions	121,634	938	(3,983)	118,589
Corporate debt securities	12,000	—	(5,160)	6,840
Collateralized mortgage obligations	281,273	230	(23,370)	258,133
Mortgage-backed securities	12,782,888	967	(1,527,723)	11,256,132
Total	$13,205,306	$2,135	$(1,560,361)	$11,647,080

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$359,251	$1,190	$(3,039)	$357,402
Mortgage-backed securities	101,647	93	(2,640)	99,100
Total	$460,898	$1,283	$(5,679)	$456,502
Held to Maturity
States and political subdivisions	$122,361	$868	$(3,255)	$119,974
Corporate debt securities	12,000	—	(2,520)	9,480
Collateralized mortgage obligations	271,727	377	(22,922)	249,182
Mortgage-backed securities	13,613,415	2,575	(1,607,501)	12,008,489
Total	$14,019,503	$3,820	$(1,636,198)	$12,387,125

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

As of June 30, 2023, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2023, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of June 30, 2023, the Company’s municipal securities represent 0.9% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of June 30, 2023, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$5,154	$(446)	$—	$—	$5,154	$(446)
Collateralized mortgage obligations	53,814	(1,108)	118,225	(2,298)	172,039	(3,406)
Mortgage-backed securities	93,054	(2,241)	1,112	(41)	94,166	(2,282)
Total	$152,022	$(3,795)	$119,337	$(2,339)	$271,359	$(6,134)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,386	$(125)	$—	$—	$7,386	$(125)
States and political subdivisions	58,039	(815)	39,709	(3,168)	97,748	(3,983)
Corporate debt securities	6,840	(5,160)	—	—	6,840	(5,160)
Collateralized mortgage obligations	58,857	(1,863)	169,868	(21,507)	228,725	(23,370)
Mortgage-backed securities	479,880	(16,452)	10,641,057	(1,511,271)	11,120,937	(1,527,723)
Total	$611,002	$(24,415)	$10,850,634	$(1,535,946)	$11,461,636	$(1,560,361)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

At June 30, 2023 and December 31, 2022, there were 850 securities and 174 securities, respectively, in an unrealized loss position for 12 months or more.

The table below summarizes the amortized cost and fair value of investment securities at June 30, 2023, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$15,320	$15,181	$—	$—
Due after one year through five years	64,855	64,782	2,550	2,843
Due after five years through ten years	48,892	42,095	18,148	19,008
Due after ten years	12,078	10,757	—	—
Subtotal	141,145	132,815	20,698	21,851
Mortgage-backed securities and collateralized mortgage obligations	13,064,161	11,514,265	444,708	440,162
Total	$13,205,306	$11,647,080	$465,406	$462,013

The Company recorded no gain or loss on the sale of securities for the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, the Company did not own any non-agency collateralized mortgage obligations.

At June 30, 2023 and December 31, 2022, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $10.60 billion and $7.87 billion and a fair value of $9.33 billion and $6.90 billion at June 30, 2023 and December 31, 2022, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio consists of various types of loans and is categorized by major type as follows:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Residential mortgage loans held for sale	$10,656	$554

Commercial and industrial	2,746,055	2,594,742
Real estate:
Construction, land development and other land loans	3,215,016	2,805,438
1-4 family residential (includes home equity)	7,747,227	6,740,670
Commercial real estate (includes multi-family residential)	5,676,526	4,986,211
Farmland	584,962	518,095
Agriculture	219,414	169,938
Consumer and other	305,207	283,559
Total loans held for investment, excluding Warehouse Purchase Program	20,494,407	18,098,653
Warehouse Purchase Program	1,148,883	740,620
Total loans, including Warehouse Purchase Program	$21,653,946	$18,839,827

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 81.1% and 80.3% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of June 30, 2023 and December 31, 2022, loans outstanding to directors, officers and their affiliates totaled $535 thousand and $547 thousand, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the six months ended June 30, 2023	As of and for the year ended December 31, 2022
	(Dollars in thousands)
Beginning balance on January 1	$547	$6,524
New loans	3	54
Repayments	(15)	(6,031)
Ending balance	$535	$547

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

An aging analysis of past due loans, segregated by category of loan, is presented below:

	June 30, 2023
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$12,911	$—	$12,911	$1,860	$3,200,245	$3,215,016
Warehouse Purchase Program loans	—	—	—	—	1,148,883	1,148,883
Agriculture and agriculture real estate (includes farmland)	6,276	86	6,362	1,199	796,815	804,376
1-4 family (includes home equity) (1)	24,476	—	24,476	19,125	7,714,282	7,757,883
Commercial real estate (includes multi-family residential)	6,006	—	6,006	13,266	5,657,254	5,676,526
Commercial and industrial	8,959	1,658	10,617	22,229	2,713,209	2,746,055
Consumer and other	294	—	294	44	304,869	305,207
Total	$58,922	$1,744	$60,666	$57,723	$21,535,557	$21,653,946

	December 31, 2022
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$9,976	$4,442	$14,418	$318	$2,790,702	$2,805,438
Warehouse Purchase Program loans	—	—	—	—	740,620	740,620
Agriculture and agriculture real estate (includes farmland)	1,751	—	1,751	421	685,861	688,033
1-4 family (includes home equity) (1)	25,880	7	25,887	14,762	6,700,575	6,741,224
Commercial real estate (includes multi-family residential)	3,176	—	3,176	1,649	4,981,386	4,986,211
Commercial and industrial	10,575	1,468	12,043	2,453	2,580,246	2,594,742
Consumer and other	378	—	378	11	283,170	283,559
Total	$51,736	$5,917	$57,653	$19,614	$18,762,560	$18,839,827

(1)
Includes $10.7 million and $554 thousand of residential mortgage loans held for sale at June 30, 2023 and December 31, 2022, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Nonaccrual loans (1) (3)	$57,723	$19,614	(2)
Accruing loans 90 or more days past due	1,744	5,917
Total nonperforming loans	59,467	25,531
Repossessed assets	153	—
Other real estate	3,107	1,963
Total nonperforming assets	$62,727	$27,494

Nonperforming assets to total loans and other real estate	0.29%	0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.31%	0.15%
Nonaccrual loans to total loans	0.27%	0.10%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.28%	0.11%

(1)
ASU 2022-02 became effective for the Company on January 1, 2023.
(2)
Includes troubled debt restructurings of $4.6 million as of December 31, 2022.
(3)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $62.7 million in nonperforming assets at June 30, 2023 compared with $27.5 million at December 31, 2022. This increase was primarily due to the merger of First Bancshares of Texas, Inc. (“First Bancshares”) into Bancshares and the subsequent merger of its wholly owned subsidiary FirstCapital Bank of Texas, N.A. (“FirstCapital Bank”) into the Bank, (collectively, the “Merger”). Nonperforming assets were 0.29% of total loans and other real estate at June 30, 2023 and 0.15% of total loans and other real estate at December 31, 2022. The Company had $57.7 million in nonaccrual loans at June 30, 2023 compared with $19.6 million at December 31, 2022.

Acquired Loans. Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default, and recovery rates. Projected default rates, loss given default, and recovery rates for purchased credit deteriorated (“PCD”) loans primarily impact the related allowance, as opposed to the fair value mark. During the valuation process, the Company identified PCD and Non-PCD loans in the acquired loan portfolios. Loans acquired with evidence of credit quality deterioration since origination as of the acquisition date were accounted for as PCD. PCD loan identification considers the following factors: payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality as of the acquisition date when compared to the origination date. Non-PCD loan identification considers the following factors: account types, remaining terms, annual interest rates or coupons, current market rates, interest types, past delinquencies, timing of principal and interest payments, loan to value ratios, loss exposures and remaining balances. Accretion of purchased discounts on PCD and Non-PCD loans will be recognized based on payment structure and the contractual maturity of individual loans.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

PCD Loans. The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
PCD loans:
Outstanding balance	$661,349	$63,383
Discount	(10,110)	(3,361)
Recorded investment	$651,239	$60,022

Changes in the accretable yield for acquired PCD loans for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$3,022	$4,317	$3,361	$4,838
Additions	8,336	—	8,336	—
Adjustments	(70)	—	(70)	—
Accretion	(1,178)	(324)	(1,517)	(845)
Balance at June 30,	$10,110	$3,993	$10,110	$3,993

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired. The PCD discount reflected above as of June 30, 2023, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$2,128,501	$1,319,507
Discount	(23,052)	(2,233)
Recorded investment	$2,105,449	$1,317,274

Changes in the discount accretion for Non-PCD loans for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$1,701	$3,469	$2,233	$8,143
Addition	22,593	—	22,593	—
Accretion	(1,242)	265	(1,774)	(4,409)
Balance at June 30,	$23,052	$3,734	$23,052	$3,734

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The following tables present loans by risk grade, by category of loan and year of origination/renewal at June 30, 2023.

	Term Loans
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$613	$—	$—	$—	$—	$—	$—	$—	$613
Grade 2	675	183	—	—	—	75	—	—	933
Grade 3	235,834	1,202,677	618,940	241,563	23,496	178,408	170,350	—	2,671,268
Grade 4	9,564	91,646	84,853	34,908	6,293	12,364	5,514	—	245,142
Grade 5	—	1,119	4,399	—	18,720	637	998	—	25,873
Grade 6	—	—	5,572	3,012	—	1,190	—	—	9,774
Grade 7	—	—	—	—	—	1,588	272	—	1,860
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	43,047	144,306	35,528	7,173	3,581	7,516	18,402	—	259,553
Total	$289,733	$1,439,931	$749,292	$286,656	$52,090	$201,778	$195,536	$—	$3,215,016

Current-period gross write-offs	$—	$77	$—	$—	$—	$—	$—	$—	$77

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$854	$1,372	$289	$363	$40	$595	$9,109	$9	$12,631
Grade 2	—	75	106	—	—	1,094	52	—	1,327
Grade 3	101,112	217,319	89,827	49,421	39,434	108,656	86,124	547	692,440
Grade 4	8,652	11,841	19,339	4,343	587	9,407	16,788	670	71,627
Grade 5	213	800	291	—	441	1,522	—	—	3,267
Grade 6	—	—	119	—	—	478	—	—	597
Grade 7	—	—	1,014	—	17	168	—	—	1,199
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	207	2,358	1,795	3,851	1,213	3,746	8,118	—	21,288
Total	$111,038	$233,765	$112,780	$57,978	$41,732	$125,666	$120,191	$1,226	$804,376

Current-period gross write-offs	$—	$—	$—	$113	$—	$—	$—	$—	$113

1-4 Family (includes Home Equity) (1)
Grade 1	$77	$161	$—	$111	$—	$—	$—	$—	$349
Grade 2	1,969	1,430	160	256	33	3,432	110	—	7,390
Grade 3	833,650	1,904,045	2,147,286	1,091,293	452,578	1,060,720	103,023	1,997	7,594,592
Grade 4	4,917	19,150	25,097	6,081	8,484	52,762	3,003	—	119,494
Grade 5	—	62	—	123	4,443	4,939	—	—	9,567
Grade 6	—	—	—	15	142	1,821	—	—	1,978
Grade 7	—	2,538	3,966	2,521	1,666	8,434	—	—	19,125
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	159	1,389	520	439	644	2,237	—	—	5,388
Total	$840,772	$1,928,775	$2,177,029	$1,100,839	$467,990	$1,134,345	$106,136	$1,997	$7,757,883

Current-period gross write-offs	$—	$—	$50	$26	$—	$25	$—	$—	$101

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$72	$—	$72
Grade 2	—	6,281	—	494	—	2,570	—	—	9,345
Grade 3	286,506	913,630	689,196	504,351	323,489	1,210,720	87,435	159	4,015,486
Grade 4	16,871	106,653	153,488	182,227	105,228	647,105	17,722	—	1,229,294
Grade 5	—	—	366	—	15,009	59,345	818	—	75,538
Grade 6	—	—	386	12,069	17,644	89,426	—	—	119,525
Grade 7	—	—	—	—	3,653	9,613	—	—	13,266
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	11,270	43,268	35,119	8,250	7,885	107,679	529	—	214,000
Total	$314,647	$1,069,832	$878,555	$707,391	$472,908	$2,126,458	$106,576	$159	$5,676,526

Current-period gross write-offs	$—	$14,975	$—	$—	$—	$—	$—	$—	$14,975

Commercial and Industrial
Grade 1	$8,184	$12,760	$9,897	$4,340	$1,934	$6,301	$33,881	$25	$77,322
Grade 2	676	9,264	327	228	—	3,954	2,767	—	17,216
Grade 3	142,559	301,751	188,560	77,413	76,000	166,299	1,056,888	1,632	2,011,102
Grade 4	94,245	21,721	7,764	10,075	10,549	115,265	149,350	213	409,182
Grade 5	—	22,546	11,078	1,277	439	1,052	8,434	—	44,826
Grade 6	44	425	300	1,006	1,463	1,041	8,985	34	13,298
Grade 7	—	15,602	72	1,311	171	1,202	3,853	18	22,229
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	8,619	29,465	13,230	5,188	5,813	1,660	86,905	—	150,880
Total	$254,327	$413,534	$231,228	$100,838	$96,369	$296,774	$1,351,063	$1,922	$2,746,055

Current-period gross write-offs	$—	$629	$20	$24	$—	$15	$554	$—	$1,242

Consumer and Other
Grade 1	$7,023	$8,146	$4,156	$3,019	$1,433	$6,911	$1,777	$—	$32,465
Grade 2	94	14,212	—	422	—	2,420	5,007	—	22,155
Grade 3	56,455	47,120	30,581	28,933	13,473	13,799	51,660	—	242,021
Grade 4	67	39	1,233	1,144	1,348	632	3,924	—	8,387
Grade 5	—	—	—	—	—	—	5	—	5
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	40	4	—	—	—	44
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	19	45	11	29	—	26	—	130
Total	$63,639	$69,536	$36,015	$33,569	$16,287	$23,762	$62,399	$—	$305,207

Current-period gross write-offs	$2,414	$33	$4	$—	$5	$20	$40	$—	$2,516

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	1,148,883	—	—	—	—	—	—	—	1,148,883
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$1,148,883	$—	$—	$—	$—	$—	$—	$—	$1,148,883

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Grade 1	$16,751	$22,439	$14,342	$7,833	$3,407	$13,807	$44,839	$34	$123,452
Grade 2	3,414	31,445	593	1,400	33	13,545	7,936	—	58,366
Grade 3	2,804,999	4,586,542	3,764,390	1,992,974	928,470	2,738,602	1,555,480	4,335	18,375,792
Grade 4	134,316	251,050	291,774	238,778	132,489	837,535	196,301	883	2,083,126
Grade 5	213	24,527	16,134	1,400	39,052	67,495	10,255	—	159,076
Grade 6	44	425	6,377	16,102	19,249	93,956	8,985	34	145,172
Grade 7	—	18,140	5,052	3,872	5,511	21,005	4,125	18	57,723
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	63,302	220,805	86,237	24,912	19,165	122,838	113,980	—	651,239
Total	$3,023,039	$5,155,373	$4,184,899	$2,287,271	$1,147,376	$3,908,783	$1,941,901	$5,304	$21,653,946

Current-period gross write-offs	$2,414	$15,714	$74	$163	$5	$60	$594	$—	$19,024

(1)
Includes $10.7 million of residential mortgage loans held for sale at June 30, 2023.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of June 30, 2023 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

JUNE 30, 2023

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The following table details activity in the allowance for credit losses on loans by category of loan for the three and six months ended June 30, 2023 and 2022.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance March 31, 2023	$80,561	$8,061	$62,538	$67,972	$57,296	$5,763	$282,191
Initial allowance on loans purchased with credit deterioration	15,237	2,914	1,590	21,002	26,332	24	67,099
Provision for credit losses on loans	(3,890)	201	3,524	12,748	(1,498)	899	11,984
Charge-offs	(77)	(113)	(36)	(14,975)	(341)	(1,291)	(16,833)
Recoveries	27	191	106	18	181	245	768
Net (charge-offs) recoveries	(50)	78	70	(14,957)	(160)	(1,046)	(16,065)
Balance June 30, 2023	$91,858	$11,254	$67,722	$86,765	$81,970	$5,640	$345,209

Six Months Ended
Balance December 31, 2022	$78,853	$7,699	$60,795	$66,272	$62,319	$5,638	$281,576
Initial allowance on loans purchased with credit deterioration	15,237	2,914	1,590	21,002	26,332	24	67,099
Provision for credit losses	(2,195)	557	5,127	14,447	(7,993)	2,041	11,984
Charge-offs	(77)	(113)	(101)	(14,975)	(1,242)	(2,516)	(19,024)
Recoveries	40	197	311	19	2,554	453	3,574
Net charge-offs	(37)	84	210	(14,956)	1,312	(2,063)	(15,450)
Balance June 30, 2023	$91,858	$11,254	$67,722	$86,765	$81,970	$5,640	$345,209

Allowance for credit losses on loans:
Three Months Ended
Balance March 31, 2022	$61,007	$7,903	$59,368	$74,103	$76,303	$6,479	$285,163
Provision for credit losses	2,717	426	696	(3,697)	(806)	664	—
Charge-offs	—	—	—	—	(192)	(1,268)	(1,460)
Recoveries	5	9	32	(395)	389	216	256
Net charge-offs	5	9	32	(395)	197	(1,052)	(1,204)
Balance June 30, 2022	$63,729	$8,338	$60,096	$70,011	$75,694	$6,091	$283,959

Six Months Ended
Balance December 31, 2021	$58,897	$7,759	$56,710	$75,005	$80,412	$7,597	$286,380
Provision for credit losses	5,257	467	3,441	(4,965)	(4,901)	701	—
Charge-offs	(435)	(155)	(100)	(39)	(663)	(2,675)	(4,067)
Recoveries	10	267	45	10	846	468	1,646
Net charge-offs	(425)	112	(55)	(29)	183	(2,207)	(2,421)
Balance June 30, 2022	$63,729	$8,338	$60,096	$70,011	$75,694	$6,091	$283,959

The allowance for credit losses on loans as of June 30, 2023 totaled $345.2 million or 1.59% of total loans, including acquired loans with discounts, an increase of $63.6 million or 22.6% compared to the allowance for credit losses on loans totaling $281.6 million or 1.49% of total loans, including acquired loans with discounts, as of December 31, 2022. The provision for credit losses was $18.5 million for the three and six months ended June 30, 2023 compared to no provision for credit losses for the three and six months ended June 30, 2022. As a result of the loans acquired in the Merger that was completed on May 1, 2023, the second quarter of 2023 included a $12.0 million provision for credit losses on loans and a $6.5 million provision for credit losses on off-balance sheet credit exposures.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Net charge-offs were $16.1 million and $15.5 million for the three and six months ended June 30, 2023, respectively, compared to net charge-offs of $1.2 million and $2.4 million for the three and six months ended June 30, 2022, respectively. Net charge-offs for the three and six months ended June 30, 2023 both included $15.0 million related to one commercial real estate loan obtained in a previous merger. Additionally, $3.5 million and $3.7 million of specific reserves on resolved PCD loans without any related charge-offs was released to the general reserve for the three and six months ended June 30, 2023, respectively.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of June 30, 2023 and December 31, 2022, the Company had $36.5 million and $29.9 million in allowance for credit losses on off-balance sheet credit exposures, respectively; with the increase primarily due to the Merger. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of June 30, 2023, the Company had $2.57 billion in commitments expected to fund.

The following table represents a rollforward of the allowance for credit losses on off-balance sheet credit exposures for the periods shown.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$29,947	$29,947	$29,947	$29,947
Provision for credit losses on off-balance sheet credit exposures	6,556	—	6,556	—
Balance at end of period	$36,503	$29,947	$36,503	$29,947

Loan Modifications Made to Borrowers Experiencing Financial Difficulty. On January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings~~.~~ and Vintage Disclosures”, which eliminated the accounting guidance for troubled debt restructurings and enhanced disclosures for certain loan refinancing and restructurings to borrowers experiencing financial difficulty. This guidance was applied on a prospective basis. As of the adoption date, all restructurings, including restructurings for borrowers experiencing financial difficulty, are evaluated to determine whether they result in a new loan or a continuation of an existing loan. Upon adoption of this guidance, the Company only establishes a specific reserve for modifications to borrowers experiencing financial difficulty when the loan is identified as impaired. The effect of most modifications of loans made to borrowers who are experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance. The Company adjusts the terms of loans for certain borrowers when it believes such changes will help its customers manage their loan obligations and increase the collectability of the loans.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The following table displays the amortized cost of loans that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2023, presented by category of loan and type of modification.

	Payment Delay	Term Extension	Interest Rate Reduction	Total	Percentage of Total Loans Held for Investment
	(Dollars in thousands)
Three Months Ended June 30, 2023
Commercial and industrial	$—		$304	$304	0.00%
Construction, land development and other land loans	—	1,175	—	1,175	0.01%
Commercial real estate (includes multi-family residential)	1,294			1,294	0.01%
Total	$1,294	$1,175	$304	$2,773	0.02%

Six Months Ended June 30, 2023
Commercial and industrial	$—	$—	$304	$304	0.00%
Construction, land development and other land loans	—	5,408	—	5,408	0.03%
Commercial real estate (includes multi-family residential)	1,294	—	—	1,294	0.01%
Total	$1,294	$5,408	$304	$7,006	0.04%

The following tables describe the financial effect of the modifications made to loans whose borrowers are experiencing financial difficulty:

Payment Delay
Loan Type	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Commercial real estate (includes multi-family residential)	Short-term principal deferral	Short-term principal deferral

Term Extension
Loan Type	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Construction, land development and other land loans	Short-term extension	Short-term extension

Interest Rate Reduction
Loan Type	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Commercial and industrial	Reduced contractual interest rate	Reduced contractual interest rate

The Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2023 that subsequently defaulted and were modified in the twelve months prior to that default. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

Prior to the adoption of ASU 2022-02, the restructuring of a loan was considered a “troubled debt restructuring” if both (1) the borrower was experiencing financial difficulties and (2) the creditor had granted a concession. Concessions may have included interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Loans that were restructured in a troubled debt restructuring loan prior to the adoption of ASU 2022-02 will continue to be accounted for under the historical troubled debt restructuring accounting until the loan is paid off, liquidated or subsequently modified. As of June 30, 2022, the Company had $933 thousand in outstanding troubled debt restructurings. For the six months ended June 30, 2022, the Company did not add any loans as new troubled debt restructurings. There were no charge-offs related to restructured loans for the six months ended June 30, 2022.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$21,851	$—	$21,851
Collateralized mortgage obligations	—	342,815	—	342,815
Mortgage-backed securities	—	97,347	—	97,347
Total	$—	$462,013	$—	$462,013

Derivative financial instruments:
Interest rate lock commitments	$—	$203	$—	$203
Forward mortgage-backed securities trades	—	122	—	122
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	5,318	—	5,318
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$1	$—	$1
Forward mortgage-backed securities trades	—	10	—	10
Loan customer counterparty	—	5,318	—	5,318
Financial institution counterparty	—	—	—	—

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$357,402	$—	$357,402
Mortgage-backed securities	—	99,100	—	99,100
Total available for sale securities	$—	$456,502	$—	$456,502

Derivative financial instruments:
Interest rate lock commitments	$—	$94	$—	$94
Forward mortgage-backed securities trades	—	31	—	31
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	5,522	—	5,522
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$6	$—	$6
Forward mortgage-backed securities trades	—	—	—	—
Loan customer counterparty	—	5,522	—	5,522
Financial institution counterparty	—	—	—	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment. For the three and six months ended June 30, 2023, the Company had additions to other real estate owned of $1.1 million and $1.6 million, respectively, of which $1.1 million were outstanding as of June 30, 2023. For the three and six months ended June 30, 2023, the Company had additions to impaired loans of $17.1 million and $22.5 million, respectively, of which $17.1 million and $20.8 million, respectively, were outstanding as of June 30, 2023. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2023 and remained outstanding at June 30, 2023 were not significant.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of June 30, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$396,848	$396,848	$—	$—	$396,848
Federal funds sold	181	181	—	—	181
Held to maturity securities	13,205,306	—	11,647,080	—	11,647,080
Loans held for sale	10,656	—	10,656	—	10,656
Loans held for investment, net of allowance	20,149,198	—	—	19,488,281	19,488,281
Loans held for investment - Warehouse Purchase Program	1,148,883	—	1,148,883	—	1,148,883
Other real estate owned	3,107	—	3,107	—	3,107
Liabilities
Deposits:
Noninterest-bearing	$10,364,921	$—	$10,364,921	$—	$10,364,921
Interest-bearing	17,015,965	—	16,963,645	—	16,963,645
Other borrowings	4,800,000	—	4,712,812	—	4,712,812
Securities sold under repurchase agreements	434,160	—	434,102	—	434,102
Subordianted debentures	3,093	—	3,088	—	3,088

	As of December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$423,832	$423,832	$—	$—	$423,832
Federal funds sold	301	301	—	—	301
Held to maturity securities	14,019,503	—	12,387,125	—	12,387,125
Loans held for sale	554	—	554	—	554
Loans held for investment, net of allowance	17,817,077	—	—	17,550,309	17,550,309
Loans held for investment - Warehouse Purchase Program	740,620	—	740,620	—	740,620
Other real estate owned	1,963	—	1,963	—	1,963
Liabilities
Deposits:
Noninterest-bearing	$10,915,448	$—	$10,915,448	$—	$10,915,448
Interest-bearing	17,618,083	—	17,563,711	—	17,563,711
Other borrowings	1,850,000	—	1,850,000	—	1,850,000
Securities sold under repurchase agreements	428,134	—	428,061	—	428,061

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2023. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the six months ended June 30, 2023 and the year ended December 31, 2022 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2021	$3,231,636	$61,684
Less:
Amortization	—	(10,336)
Balance as of December 31, 2022	3,231,636	51,348
Less:
Amortization	—	(5,541)
Add:
First Bancshares Merger	152,062	25,321
Balance as of June 30, 2023	$3,383,698	$71,128

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2023, there was no impairment recorded on goodwill and core deposit intangibles.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $3.2 million and $2.6 million for the three months ended June 30, 2023 and 2022, respectively, and $5.5 million and $5.2 million for the six months ended June 30, 2023 and 2022, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of June 30, 2023 is as follows (dollars in thousands):

Remaining 2023	$7,135
2024	12,813
2025	11,409
2026	10,376
2027	9,288
Thereafter	20,107
Total	$71,128

8. STOCK–BASED COMPENSATION

At June 30, 2023, Bancshares had one active stock-based incentive compensation plan with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by Bancshares' shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of June 30, 2023, 65,432 shares of common stock had been issued pursuant to vested restricted stock awards and 510,093 shares of unvested restricted stock have been granted under the 2020 Plan.

As of June 30, 2023, the Company had no stock options outstanding. Stock-based compensation expense related to restricted stock was $2.7 million during the three months ended June 30, 2023 and 2022 and $5.9 million and $5.6 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $13.3 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.76 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of June 30, 2023 are summarized below. The Company’s future cash payments associated with its contractual obligations pursuant to its subordinated debentures, the Federal Reserve's Bank Term Funding Program (“BTFP”) and Federal Home Loan Bank (“FHLB”) advances as of June 30, 2023 are summarized below. The future interest payments were calculated using the current rate in effect at June 30, 2023. Payments for the subordinated debentures include interest of $2.6 million that will be due over the future periods. In July 2023, the Company gave irrevocable notice of its intent to redeem the Subordinated Debentures on September 18, 2023. Payments under the BTFP include interest of $141.6 million that will be due over the future periods. These payments do not include prepayment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Subordinated debentures	$244	$487	$487	$4,512	$5,730
Bank Term Funding Program	3,141,614	—	—	—	3,141,614
Federal Home Loan Bank advances	1,800,000	—	—	—	1,800,000
	$4,941,858	$487	$487	$4,512	$4,947,344

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 17 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income was $688 thousand and $800 thousand for the three months ended June 30, 2023 and 2022, and $1.5 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, operating lease ROU assets and lease liabilities were approximately $40.7 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of June 30, 2023, the weighted average of remaining lease terms of the Company’s operating leases was 5.2 years. The weighted average discount rate used to determine the lease liabilities as of June 30, 2023 for the Company’s operating leases was 2.7%. Cash paid for the Company’s operating leases was $3.1 million and $2.7 million, for the three months ended June 30, 2023 and 2022, respectively, and was $5.9 million and $5.5 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 , the Company obtained $3.0 million in ROU assets in exchange for lease liabilities for six operating leases, four of which, reflecting $2.7 million in ROU assets, were related to the Merger.

The Company’s future undiscounted cash payments associated with its operating leases as of June 30, 2023 are summarized below (dollars in thousands).

Remaining 2023	$5,469
2024	10,229
2025	9,663
2026	8,536
2027	5,568
2028	2,588
Thereafter	5,283
Total undiscounted lease payments	$47,336

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of June 30, 2023 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$70,552	$8,001	$2,578	$26	$81,157
Unused capacity on Warehouse Purchase Program loans	959,117	—	—	—	959,117
Commitments to extend credit	1,865,681	1,007,818	320,147	1,948,768	5,142,414
Total	$2,895,350	$1,015,819	$322,725	$1,948,794	$6,182,688

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At June 30, 2023 and December 31, 2022, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $36.5 million and $29.9 million, respectively. The increase in the allowance was primarily due to the Merger.

10. OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,
	2023			2022
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain (loss) during period	$1,006	$(211)	$795	$(598)	$125	$(473)
Total securities available for sale	1,006	(211)	795	(598)	125	(473)
Total other comprehensive income (loss)	$1,006	$(211)	$795	$(598)	$125	$(473)

	Six Months Ended June 30,
	2023			2022
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain (loss) during period	$1,002	$(210)	$792	$(773)	$162	$(611)
Total securities available for sale	1,002	(210)	792	(773)	162	(611)
Total other comprehensive income (loss)	$1,002	$(210)	$792	$(773)	$162	$(611)

Activity in accumulated other comprehensive income (loss) associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2022	$(3,473)	$(3,473)
Other comprehensive income	792	792
Balance at June 30, 2023	$(2,681)	$(2,681)

Balance at December 31, 2021	$1,809	$1,809
Other comprehensive loss	(611)	(611)
Balance at June 30, 2022	$1,198	$1,198

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$16,447	$203	$1	$4,599	$94	$6
Forward mortgage-backed securities trades	27,250	122	10	5,250	31	—
Commercial loan interest rate swaps and caps:
Loan customer counterparty	67,657	—	5,318	93,214	—	5,522
Financial institution counterparty	67,657	5,318	—	93,214	5,522	—

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at June 30, 2023 and December 31, 2022 are presented in the following table.

	Weighted-Average Interest Rate
	June 30, 2023		December 31, 2022
	Received	Paid	Received	Paid
Loan customer counterparty	3.08%	6.59%	3.05%	5.18%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $5.3 million at June 30, 2023 and $5.5 million at December 31, 2022. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was $358 thousand at June 30, 2023. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was zero at June 30, 2023 and December 31, 2022.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2023	2022	2023	2022
	(Dollars in thousands)
Interest rate lock commitments	$84	$173	$114	$(5)
Forward mortgage-backed securities trades	208	163	158	479

12. ACQUISITIONS

Merger of First Bancshares of Texas, Inc. — Effective May 1, 2023, the Company completed the Merger of First Bancshares into Bancshares and the subsequent merger of its wholly owned subsidiary FirstCapital Bank into the Bank. FirstCapital Bank operated 16 full-service banking offices in six different markets in West, North and Central Texas areas, including its main office in Midland, and banking offices in Midland, Lubbock, Amarillo, Wichita Falls, Burkburnett, Byers, Henrietta, Dallas, Horseshoe Bay, Marble Falls and Fredericksburg, Texas. As of March 31, 2023, First Bancshares, on a consolidated basis, reported total assets of $2.14 billion, total loans of $1.65 billion and total deposits of $1.71 billion. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

Pursuant to the terms of the definitive agreement, Bancshares issued 3,583,370 shares of its common stock with a closing price of $62.62 per share plus approximately $91.5 million in cash for all outstanding shares of First Bancshares. As of June 30, 2023, the Company recognized goodwill of $152.1 million which does not include all the subsequent fair value adjustments that have not yet been finalized. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, as of June 30, 2023, total core deposit intangibles related to First Bancshares were $25.3 million. During the second quarter of 2023, the Company completed the operational conversion of FirstCapital Bank.

Pending Merger of Lone Star State Bancshares, Inc. — On October 11, 2022, Bancshares and Lone Star State Bancshares, Inc. (“Lone Star”) jointly announced the signing of a definitive merger agreement whereby Lone Star, the parent company of Lone Star State Bank of West Texas (“Lone Star Bank”), will merge with and into Bancshares. Lone Star Bank operates five banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of June 30, 2023, Lone Star, on a consolidated basis, reported total assets of $1.28 billion, total loans of $1.07 billion and total deposits of $1.12 billion.

Under the terms of the merger agreement, Bancshares will issue 2,376,182 shares of its common stock plus $64.1 million in cash for all outstanding shares of Lone Star capital stock, subject to certain conditions and potential adjustments. Based on the closing price of Bancshares’ common stock of $69.27 on October 7, 2022, the total consideration was valued at approximately $228.7 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals. The shareholders of Lone Star approved the transaction on March 28, 2023. The transaction is expected to close during the third quarter of 2023, although delays could occur.

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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation (“Bancshares”), is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank (the “Bank,” and together with Bancshares, the “Company”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of June 30, 2023, the Bank operated 286 full-service banking locations: 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 63 in the Dallas/Fort Worth area; 22 in the East Texas area; 32 in the Central Texas area including Austin and San Antonio; 44 in the West Texas area including Lubbock, Midland-Odessa, Abilene; Amarillo and Wichita Falls; 16 in the Bryan/College Station area, 6 in the Central Oklahoma area; 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, efficient operations and acquisitions, including strategic merger transactions. The Company focuses on continual internal growth. The Company maintains separate data with respect to each banking center’s net interest income, efficiency ratio, deposit growth and loan growth for purposes of measuring its overall profitability. The Company also focuses on maintaining efficiency and stringent cost control practices and policies. The

Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth and achieve necessary controls while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On May 1, 2023, the Company acquired First Bancshares of Texas, Inc. (“First Bancshares”) headquartered in Midland, Texas, as described under “—Recent Acquisition” below. On October 11, 2022, Bancshares announced the signing of a definitive merger agreement with Lone Star State Bancshares, Inc. (“Lone Star”) headquartered in Lubbock, Texas, as described under “—Pending Acquisition” below.

Total assets were $39.91 billion at June 30, 2023 compared with $37.69 billion at December 31, 2022, an increase of $2.22 billion or 5.9%. Total loans were $21.65 billion at June 30, 2023 compared with $18.84 billion at December 31, 2022, an increase of $2.81 billion or 14.9%. Total deposits were $27.38 billion at June 30, 2023 compared with $28.53 billion at December 31, 2022, a decrease of $1.15 billion or 4.0%. Total shareholders’ equity was $6.97 billion at June 30, 2023 compared with $6.70 billion at December 31, 2022, an increase of $268.7 million or 4.0%.

RECENT ACQUISITION

Merger of First Bancshares of Texas, Inc. — Effective May 1, 2023, the Company completed the merger of First Bancshares into Bancshares and the subsequent merger of its wholly owned subsidiary, FirstCapital Bank of Texas, N.A. (“FirstCapital Bank”), into the Bank (collectively, the “Merger”). FirstCapital Bank operated 16 full-service banking offices in six different markets in West, North and Central Texas areas, including its main office in Midland, and banking offices in Midland, Lubbock, Amarillo, Wichita Falls, Burkburnett, Byers, Henrietta, Dallas, Horseshoe Bay, Marble Falls and Fredericksburg, Texas. As of March 31, 2023, First Bancshares, on a consolidated basis, reported total assets of $2.14 billion, total loans of $1.65 billion and total deposits of $1.71 billion.

Pursuant to the terms of the definitive agreement, Bancshares issued 3,583,370 shares of its common stock with a closing price of $62.62 per share plus approximately $91.5 million in cash for all outstanding shares of First Bancshares. As of June 30, 2023, the Company recognized goodwill of $152.1 million which does not include all the subsequent fair value adjustments that have not yet been finalized. Additionally, as of June 30, 2023, total core deposit intangibles related to First Bancshares were $25.3 million. During the second quarter of 2023, the Company completed the operational conversion of FirstCapital Bank.

PENDING ACQUISITION

Pending Merger of Lone Star State Bancshares, Inc. — On October 11, 2022, Bancshares and Lone Star jointly announced the signing of a definitive merger agreement whereby Lone Star, the parent company of Lone Star State Bank of West Texas (“Lone Star Bank”), will merge with and into the Company. Lone Star Bank operates 5 banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of June 30, 2023, Lone Star, on a consolidated basis, reported total assets of $1.28 billion, total loans of $1.07 billion and total deposits of $1.12 billion.

Under the terms of the merger agreement, Bancshares will issue 2,376,182 shares of its common stock plus $64.1 million in cash for all outstanding shares of Lone Star capital stock, subject to certain conditions and potential adjustments. Based on the closing price of Bancshares' common stock of $69.27 on October 7, 2022, the total consideration was valued at approximately $228.7 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals. The shareholders of Lone Star approved the transaction on March 28, 2023. The transaction is expected to close during the third quarter of 2023, although delays could occur.

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

The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on expected losses on impaired loans and certain purchased credit-deteriorated loans (“PCD”) loans; and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. Pursuant to the Company's adoption of ASU 2022-02 effective January 1, 2023, the Company prospectively discontinued troubled debt restructurings accounting and no longer measures the economic concession for loan modifications occurring on or after the adoption date. In addition, modifications to loans previously designated as troubled debt restructurings that occur on or after January 1, 2023, are accounted for under the newly adopted ASU and result in the elimination of any prior economic concession recorded in the allowance related to such loans. For further discussion of the methodology used in the determination of the allowance for credit losses on loans, see “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses” below and “Financial Condition—Allowance for Credit Losses on Loans” below.

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $86.9 million for the quarter ended June 30, 2023 compared with $128.5 million for the same period in 2022, and was impacted by merger related provision for credit losses of $18.5 million and merger related expenses of $12.9 million. Net income per diluted common share was $0.94 for the quarter ended June 30, 2023 compared with $1.40 for the same period in 2022, and was also impacted by merger related provision and expenses. The Company posted annualized returns on average common equity of 5.01% and 7.84%, annualized returns on average assets of 0.89% and 1.36% and efficiency ratios of 53.21% and 43.12% for the quarters ended June 30, 2023 and 2022, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding net gains and losses on the sale or write down of assets and securities) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale or write-down of assets and securities are not included. Additionally, taxes are not part of this calculation.

Net income available to common shareholders was $211.6 million for the six months ended June 30, 2023 compared with $250.8 million for the same period in 2022, and was impacted by merger related provision for credit losses of $18.5 million and merger related expenses of $13.8 million. Net income per diluted common share was $2.30 for the six months ended June 30, 2023 compared with $2.73 for the same period in 2022, and was also impacted by merger related provision and expenses. The Company posted annualized returns on average common equity of 6.18% and 7.69%, annualized returns on average assets of 1.09% and 1.32% and efficiency ratios of 48.38% and 43.40% for the six months ended June 30, 2023 and 2022, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended June 30, 2023

Net interest income before the provision for credit losses was $236.5 million for the quarter ended June 30, 2023, a decrease of $12.0 million or 4.8%, compared with $248.5 million for the same period in 2022. The change was primarily due to an increase in average balances and rates on borrowings and an increase in the average rates on interest-bearing deposits, partially offset by an increase in the average balances and average rates on loans held for investment and an increase in average rates on investment securities.

Interest income on loans was $286.6 million for the quarter ended June 30, 2023, an increase of $93.9 million or 48.7%, compared with $192.8 million for the same period in 2022. The change was primarily due to an increase in the average balances and average rates on loans held for investment.

Interest income on securities was $72.1 million for the quarter ended June 30, 2023, an increase of $7.9 million or 12.4%, compared with $64.1 million for the same period in 2022, primarily due to an increase in the average rates on investment securities, partially offset by a decrease in the average balances on investment securities.

Average interest-bearing liabilities were $21.83 billion for the quarter ended June 30, 2023, an increase of $1.70 billion or 8.5%, compared with $20.13 billion for the same period in 2022, primarily due to an increase in other borrowings partially offset by a decrease in interest-bearing deposits. The average rate on interest-bearing liabilities was 2.28% for the quarter ended June 30, 2023, an increase of 209 basis points, compared with 0.19% for the same period in 2022.

The net interest margin on a tax-equivalent basis was 2.73% for the quarter ended June 30, 2023, a decrease of 24 basis points compared with 2.97% for the same period in 2022. The change was primarily due to an increase in average balances and average rates on borrowings and an increase in the average rates on interest-bearing deposits, partially offset by an increase in the average balances and average rates on loans held for investment and an increase in average rates on investment securities.

For the Six Months Ended June 30, 2023

Net interest income before the provision for credit losses was $479.9 million for the six months ended June 30, 2023, a decrease of $8.5 million or 1.7%, compared with $488.4 million for the same period in 2022. The change was primarily due to an increase in the average balances and average rates on other borrowings and an increase in average rates on interest-bearing deposits, partially offset by increases in the average balances and average rates on loans held for investment and increases in average rates on investment securities.

Interest income on loans was $533.8 million for the six months ended June 30, 2023, an increase of $148.0 million or 38.4%, compared with $385.8 million for the same period in 2022. The change was primarily due to an increase in the average balances and average rates on loans held for investment.

Interest income on securities was $145.2 million for the six months ended June 30, 2023, an increase of $26.1 million or 21.9%, compared with $119.1 million for the same period in 2022, primarily due to an increase in the average rates on investment securities, partially offset by a decrease in the average balances on investment securities.

Average interest-bearing liabilities were $21.32 billion for the six months ended June 30, 2023, an increase of $896.3 million or 4.4%, compared with $20.43 billion for the same period in 2022, primarily due to an increase in other borrowings partially offset by a decrease in interest-bearing deposits. The average rate on interest-bearing liabilities was 1.97% for the quarter ended June 30, 2023, an increase of 179 basis points, compared with 0.18% for the same period in 2022.

The net interest margin on a tax-equivalent basis was 2.83% for the six months ended June 30, 2023, a decrease of 9 basis points, compared with 2.92% for the six months ended June 30, 2022. The changes were primarily due to an increase in the average balances and average rates on interest-bearing liabilities, partially offset by an increase in average balances and average rates on loans and an increase in average rates on investment securities.

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

	Three Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$3,910	$67	6.87%	$3,199	$40	5.02%
Loans held for investment	19,802,751	270,688	5.48%	16,799,609	182,286	4.35%
Loans held for investment - Warehouse Purchase Program	898,768	15,883	7.09%	1,257,521	10,444	3.33%
Total loans	20,705,429	286,638	5.55%	18,060,329	192,770	4.28%
Investment securities	13,976,818	72,053	2.07%	14,989,666	64,111	1.72%
Federal funds sold and other earning assets	150,300	1,757	4.69%	540,907	925	0.69%
Total interest-earning assets	34,832,547	360,448	4.15%	33,590,902	257,806	3.08%
Allowance for credit losses on loans	(283,594)			(284,550)
Noninterest-earning assets	4,738,673			4,448,060
Total assets	$39,287,626			$37,754,412

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$5,147,453	$3,791	0.30%	$6,437,614	$2,154	0.13%
Savings and money market deposits	9,156,047	43,025	1.88%	10,702,273	4,473	0.17%
Certificates and other time deposits	2,652,064	17,148	2.59%	2,409,663	2,014	0.34%
Other borrowings	4,427,914	57,351	5.20%	112,582	450	1.60%
Securities sold under repurchase agreements	441,303	2,674	2.43%	463,108	244	0.21%
Subordinated debentures	1,547	—	—	—	—	—
Total interest-bearing liabilities	21,826,328	123,989	2.28%	20,125,240	9,335	0.19%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	10,274,819			10,855,802
Allowance for credit losses on off-balance sheet credit exposures	30,022			29,947
Other liabilities	220,775			186,344
Total liabilities	32,351,944			31,197,333
Shareholders' equity	6,935,682			6,557,079
Total liabilities and shareholders' equity	$39,287,626			$37,754,412

Net interest rate spread			1.87%			2.89%
Net interest income and margin (2) (3)		$236,459	2.72%		$248,471	2.97%
Net interest income and margin (tax equivalent) (4)		$237,313	2.73%		$248,916	2.97%

(1)
Annualized and based on average balances on an actual 365-day basis for the three months ended June 30, 2023 and 2022.
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

	Six Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$3,131	$105	6.76%	$3,901	$80	4.14%
Loans held for investment	19,064,334	507,294	5.37%	16,756,345	365,319	4.40%
Loans held for investment - Warehouse Purchase Program	759,071	26,357	7.00%	1,263,132	20,396	3.26%
Total loans	19,826,536	533,756	5.43%	18,023,378	385,795	4.32%
Investment securities	14,153,681	145,238	2.07%	14,384,681	119,122	1.67%
Federal funds sold and other earning assets	373,931	8,763	4.73%	1,333,800	1,772	0.27%
Total interest-earning assets	34,354,148	687,757	4.04%	33,741,859	506,689	3.03%
Allowance for credit losses on loans	(282,959)			(285,118)
Noninterest-earning assets	4,667,547			4,453,117
Total assets	$38,738,736			$37,909,858

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$5,510,530	$7,583	0.28%	$6,605,431	$4,606	0.14%
Savings and money market deposits	9,366,694	78,546	1.69%	10,785,902	8,499	0.16%
Certificates and other time deposits	2,350,498	25,178	2.16%	2,522,966	4,290	0.34%
Other borrowings	3,661,719	91,747	5.05%	56,602	450	1.60%
Securities sold under repurchase agreements	434,632	4,777	2.22%	457,612	429	0.19%
Subordinated debentures	774	—	—	—	—	—
Total interest-bearing liabilities	21,324,847	207,831	1.97%	20,428,513	18,274	0.18%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	10,332,082			10,746,819
Allowance for credit losses on off-balance sheet credit exposures	29,985			29,947
Other liabilities	203,769			181,157
Total liabilities	31,890,683			31,386,436
Shareholders' equity	6,848,053			6,523,422
Total liabilities and shareholders' equity	$38,738,736			$37,909,858

Net interest rate spread			2.07%			2.85%
Net interest income and margin (2) (3)		$479,926	2.82%		$488,415	2.92%
Net interest income and margin (tax equivalent) (4)		$481,613	2.83%		$489,332	2.92%

(1)
Annualized and based on average balances on an actual 365-day basis for the six months ended June 30, 2023 and 2022.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023 vs. 2022			2023 vs. 2022
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$9	$18	$27	$(16)	$41	$25
Loans held for investment (1)	32,586	55,816	88,402	50,318	91,657	141,975
Loans held for investment - Warehouse Purchase Program	(2,980)	8,419	5,439	(8,139)	14,100	5,961
Investment securities (1)	(4,332)	12,274	7,942	(1,913)	28,029	26,116
Federal funds sold and other earning assets	(668)	1,500	832	(1,275)	8,266	6,991
Total increase in interest income	24,615	78,027	102,642	38,975	142,093	181,068

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(432)	2,069	1,637	(764)	3,741	2,977
Savings and money market deposits	(646)	39,198	38,552	(1,118)	71,165	70,047
Certificates and other time deposits (1)	203	14,931	15,134	(293)	21,181	20,888
Other borrowings	17,249	39,652	56,901	28,662	62,635	91,297
Securities sold under repurchase agreements	(12)	2,442	2,430	(22)	4,370	4,348
Subordinated debentures	—	—	—	—	—	—
Total increase in interest expense	16,362	98,292	114,654	26,465	163,092	189,557
(Decrease) increase in net interest income	$8,253	$(20,265)	$(12,012)	$12,510	$(20,999)	$(8,489)

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

The provision for credit losses was $18.5 million for the three and six months ended June 30, 2023 compared to no provision for credit losses for the three and six months ended June 30, 2022. As a result of the loans acquired in the Merger, the second quarter of 2023 included a $12.0 million provision for credit losses on loans and a $6.5 million provision for credit losses on off-balance sheet credit exposures.

Net charge-offs were $16.1 million for the quarter ended June 30, 2023 compared with net charge-offs of $1.2 million for the quarter ended June 30, 2022. Net charge-offs for the three months ended June 30, 2023 included $15.0 million related to one commercial real estate loan obtained in a previous merger. Additionally, $3.5 million of specific reserves on resolved PCD loans without any related charge-offs was released to the general reserve.

Net charge-offs were $15.5 million for the six months ended June 30, 2023 compared with $2.4 million for the six months ended June 30, 2022. Net charge-offs for the six months ended June 30, 2023 included $15.0 million related to one commercial real estate loan obtained in a previous merger. Additionally, $3.7 million of specific reserves on resolved PCD loans without any related charge-offs was released to the general reserve.

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

Noninterest income totaled $39.7 million for the three months ended June 30, 2023 compared with $37.6 million for the same period in 2022, an increase of $2.1 million or 5.6%. Noninterest income totaled $78.0 million for the six months ended June 30, 2023 compared with $72.7 million for the same period in 2022, an increase of $5.2 million or 7.2%, primarily due to increases in trust income, credit card, debit card and ATM income and other noninterest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Nonsufficient funds fees	$8,512	$8,484	$16,607	$16,608
Credit card, debit card and ATM card income	9,206	8,880	17,872	17,059
Service charges on deposit accounts	6,078	6,365	12,004	12,576
Trust income	3,358	2,875	6,583	5,578
Mortgage income	661	502	899	957
Brokerage income	1,000	917	2,149	1,809
Bank owned life insurance income	1,553	1,293	2,907	2,576
Net gain on sale or write-down of assets	1,994	1,108	2,115	1,797
Other	7,326	7,170	16,818	13,756
Total noninterest income	$39,688	$37,594	$77,954	$72,716

Noninterest Expense

Noninterest expense totaled $145.9 million for the quarter ended June 30, 2023 compared with $122.9 million for the quarter ended June 30, 2022, an increase of $23.0 million or 18.7%, primarily due to $12.9 million of merger related expenses, an increase in salaries and benefits and an increase in additional expenses related to two months of FirstCapital Bank operations. Noninterest expense totaled $268.9 million for the six months ended June 30, 2023 compared with $242.7 million for the six months ended June 30, 2022, an increase of $26.1 million or 10.8%, primarily due to $13.8 million of merger related expenses, an increase in Federal Deposit Insurance Corporation assessments of $4.4 million and an increase in additional expenses related to two months of FirstCapital Bank operations.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Salaries and employee benefits (1)	$84,723	$80,371	$162,521	$159,782
Non-staff expenses:
Net occupancy and equipment	8,935	8,039	16,960	15,887
Credit and debit card, data processing and software amortization	10,344	9,246	19,910	18,095
Regulatory assessments and FDIC insurance	5,097	2,851	10,070	5,701
Core deposit intangibles amortization	3,167	2,581	5,541	5,201
Depreciation	4,658	4,539	9,091	9,086
Communications (2)	3,693	3,206	7,155	6,125
Net other real estate (income) expense (3)	(497)	209	(452)	(198)
Merger related expenses	12,891	—	13,751	—
Other	12,859	11,836	24,323	23,049
Total noninterest expense	$145,870	$122,878	$268,870	$242,728

(1)
Includes stock-based compensation expense of $2.7 million for the three months ended June 30, 2023 and 2022, and $5.9 million and $5.6 million for the six months ended June 30, 2023 and 2022, respectively.
(2)
Communications expense includes telephone, data circuits, postage and courier expenses.
(3)
Net other real estate income is comprised of rental expense, rental income and gains and losses on sales of real estate.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense totaled $24.8 million for the three months ended June 30, 2023 compared with $34.7 million for the same period in 2022, a decrease of $9.9 million or 28.5%. Income tax expense totaled $58.8 million for the six months ended June 30, 2023 compared with $67.6 million for the same period in 2022, a decrease of $8.7 million or 12.9%. The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 22.2% and 21.3%, respectively. The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 was 21.8% and 21.2%, respectively.

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

	June 30, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$10,656	$—	$—	$—	$10,656

Commercial and industrial	1,688,051	618,978	288,146	150,880	2,746,055
Warehouse purchase program	1,148,883	—	—	—	1,148,883
Real estate:
Construction, land development and other land loans	2,829,751	119,650	6,062	259,553	3,215,016
1-4 family residential (includes home equity)	6,714,307	225,886	801,646	5,388	7,747,227
Commercial real estate (includes multi-family residential)	4,171,470	338,059	952,997	214,000	5,676,526
Farmland	540,531	8,978	23,390	12,063	584,962
Agriculture	168,641	28,120	13,428	9,225	219,414
Consumer and other	263,146	22,151	19,780	130	305,207
Total loans held for investment	17,524,780	1,361,822	2,105,449	651,239	21,643,290
Total	$17,535,436	$1,361,822	$2,105,449	$651,239	$21,653,946

	December 31, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$554	$—	$—	$—	$554

Commercial and industrial	1,711,433	730,969	137,272	15,068	2,594,742
Warehouse purchase program	740,620	—	—	—	740,620
Real estate:
Construction, land development and other land loans	2,672,903	126,607	5,759	169	2,805,438
1-4 family residential (includes home equity)	5,918,995	232,975	588,700	—	6,740,670
Commercial real estate (includes multi-family residential)	3,967,943	410,834	562,834	44,600	4,986,211
Farmland	498,512	5,740	13,658	185	518,095
Agriculture	140,838	29,041	59	—	169,938
Consumer and other	245,131	29,436	8,992	—	283,559
Total loans held for investment	15,896,375	1,565,602	1,317,274	60,022	18,839,273
Total	$15,896,929	$1,565,602	$1,317,274	$60,022	$18,839,827

At June 30, 2023, total loans were $21.65 billion, an increase of $2.81 billion or 14.9%, compared with $18.84 billion at December 31, 2022. Loans at June 30, 2023 included $10.7 million of loans held for sale and $1.15 billion of Warehouse Purchase Program loans compared with $554 thousand of loans held for sale and $740.6 million of Warehouse Purchase Program loans at December 31, 2022. At June 30, 2023, loans represented 54.3% of total assets compared with 50.0% of total assets at December 31, 2022.

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

Nonperforming assets increased $35.2 million to $62.7 million at June 30, 2023 compared with $27.5 million at December 31, 2022, of which $30.9 million and $9.1 million, respectively, were attributable to acquired loans. Acquired loans increased primarily due to the Merger.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated:

	June 30, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(3)	$27,347	$1,774	$7,040	$21,562	$57,723
Accruing loans 90 or more days past due	1,717	—	—	27	1,744
Total nonperforming loans	29,064	1,774	7,040	21,589	59,467
Repossessed assets	36	—	117	—	153
Other real estate	2,744	—	363	—	3,107
Total nonperforming assets	$31,844	$1,774	$7,520	$21,589	$62,727

Nonperforming assets to total loans and other real estate	0.18%	0.13%	0.36%	3.32%	0.29%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.19%	0.13%	0.36%	3.32%	0.31%
Nonaccrual loans to total loans	0.16%	0.13%	0.33%	3.31%	0.27%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.17%	0.13%	0.33%	3.31%	0.28%

	December 31, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (2)(3)	$10,544	$2,138	$6,764	$168	$19,614
Accruing loans 90 or more days past due	5,917	—	—	—	5,917
Total nonperforming loans	16,461	2,138	6,764	168	25,531
Repossessed assets	—	—	—	—	—
Other real estate	1,963	—	-	—	1,963
Total nonperforming assets	$18,424	$2,138	$6,764	$168	$27,494

Nonperforming assets to total loans and other real estate	0.12%	0.14%	0.51%	0.28%	0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.12%	0.14%	0.51%	0.28%	0.15%
Nonaccrual loans to total loans	0.07%	0.14%	0.51%	0.28%	0.10%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.07%	0.14%	0.51%	0.28%	0.11%

(1)
ASU 2022-02 became effective for the Company on January 1, 2023.
(2)
Includes troubled debt restructurings of $4.6 million as of December 31, 2022.
(3)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

Nonperforming assets were 0.29% of total loans and other real estate at June 30, 2023 and 0.15% of total loans and other real estate at December 31, 2022. The allowance for credit losses on loans as a percentage of total nonperforming loans was 580.5% at June 30, 2023 and 1,102.9% at December 31, 2022.

Allowance for Credit Losses on Loans

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses on loans which it believes is adequate as of June 30, 2023 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

PCD loans are monitored individually or on a pooled basis quarterly to assess for changes in expected cash flows subsequent to acquisition. If a deterioration in cash flows is identified, an increase to the PCD reserves for that individual loan or pool of loans is made. PCD loans were recorded at their acquisition date fair values, which were based on expected cash flows and considers estimates of expected future credit losses. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses. See “Critical Accounting Estimates” above for more information.

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

	As of and for the Six Months Ended June 30, 2023
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$16,561,790	$3,264,746	$19,826,536
Gross loans outstanding at end of period	$17,535,436	$4,118,510	$21,653,946
Allowance for credit losses on loans at beginning of period	$209,467	$72,109	$281,576
Initial allowance on loans purchased with credit deterioration	—	67,099	67,099
Provision for credit losses	28,005	(16,021)	11,984
Charge-offs:
Commercial and industrial	(518)	(724)	(1,242)
Real estate and agriculture	(15,266)	—	(15,266)
Consumer and other	(2,465)	(51)	(2,516)
Recoveries:
Commercial and industrial	1,330	1,224	2,554
Real estate and agriculture	273	294	567
Consumer and other	439	14	453
Net (charge-offs) recoveries(1)	(16,207)	757	(15,450)
Allowance for credit losses on loans at end of period	$221,265	$123,944	$345,209
Ratio of allowance to end of period loans	1.26%	3.01%	1.59%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.35%	3.01%	1.68%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.20%	(0.05%)	0.16%
Ratio of allowance to end of period nonperforming loans	761.3%	407.7%	580.5%
Ratio of allowance to end of period nonaccrual loans	809.1%	408.0%	598.0%

	As of and for the Six Months Ended June 30, 2022
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$13,838,584	$4,184,794	$18,023,378
Gross loans outstanding at end of period	$14,913,054	$3,295,790	$18,208,844
Allowance for credit losses on loans at beginning of period	$186,736	$99,644	$286,380
Provision for credit losses	10,359	(10,359)	—
Charge-offs:
Commercial and industrial	(609)	(54)	(663)
Real estate and agriculture	(686)	(43)	(729)
Consumer and other	(2,526)	(149)	(2,675)
Recoveries:
Commercial and industrial	707	139	846
Real estate and agriculture	317	15	332
Consumer and other	425	43	468
Net (charge-offs) recoveries(1)	(2,372)	(49)	(2,421)
Allowance for credit losses on loans at end of period	$194,723	$89,236	$283,959
Ratio of allowance to end of period loans	1.31%	2.71%	1.56%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.41%	2.71%	1.66%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.03%	0.00%	0.03%
Ratio of allowance to end of period nonperforming loans	1,695.2%	975.8%	1,376.3%
Ratio of allowance to end of period nonaccrual loans	1,697.1%	975.8%	1,377.2%

(1)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $18.2 million during the six months ended June 30, 2023. Partially offsetting these charge-offs were recoveries on originated loans of $2.0 million. Gross charge-offs on acquired loans were $775 thousand during the six months ended June 30, 2023. Offsetting these charge-offs were recoveries on acquired loans of $1.5 million.

Total charge-offs for the six months ended June 30, 2023 were $19.0 million, partially offset by total recoveries of $3.6 million. Net charge-offs for the six months ended June 30, 2023 included $15.0 million related to one commercial real estate loan.

The following table shows the allocation of the net charge-offs among various categories of loans as of the dates indicated.

	Six Months Ended June 30
	2023		2022
	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)
	(Dollars in thousands)
Balance of net (charge-offs) recoveries applicable to:
Commercial and industrial	$1,312	(0.01%)	$183	0.00%
Real estate:
Construction, land development and other land loans	(37)	0.00%	(425)	0.01%
1-4 family residential (including home equity)	210	0.00%	(55)	0.00%
Commercial real estate (including multi-family residential)	(14,956)	0.14%	(29)	0.00%
Agriculture (includes farmland)	84	0.00%	112	0.00%
Consumer and other	(2,063)	0.02%	(2,207)	0.02%
Total net (charge-offs) recoveries	$(15,450)	0.15%	$(2,421)	0.03%

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

	June 30, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$33,741	$19,479	$3,903	$24,847	$81,970	13.4%
Real estate	175,104	8,364	10,370	52,507	246,345	81.2%
Agriculture and agriculture real estate	7,524	537	76	3,117	11,254	3.9%
Consumer and other	4,896	573	145	26	5,640	1.5%
Total allowance for credit losses on loans	$221,265	$28,953	$14,494	$80,497	$345,209	100.0%

	December 31, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$30,837	$25,736	$5,091	$655	$62,319	14.3%
Real estate	167,270	10,225	11,978	16,447	205,920	80.3%
Agriculture and agriculture real estate	6,845	731	111	12	7,699	3.8%
Consumer and other	4,515	917	206	—	5,638	1.6%
Total allowance for credit losses on loans	$209,467	$37,609	$17,386	$17,114	$281,576	100.0%

(1)
Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

The allowance for credit losses on loans totaled $345.2 million at June 30, 2023 compared to $281.6 million at December 31, 2022, an increase of $63.6 million or 22.6%, primarily due to the Merger. The allowance for credit losses on loans totaled 1.59% of total loans at June 30, 2023 and 1.49% of total loans at December 31, 2022.

At June 30, 2023, $221.3 million of the allowance for credit losses on loans was attributable to originated loans, an increase of $11.8 million or 5.6% compared with $209.5 million of the allowance at December 31, 2022. At June 30, 2023, $29.0 million of the allowance for credit losses on loans was attributable to re-underwritten acquired loans compared with $37.6 million of the allowance at December 31, 2022, a decrease of $8.7 million or 23.0%. At June 30, 2023, $14.5 million of the allowance for credit losses on loans was attributable to Non-PCD loans compared with $17.4 million of the allowance at December 31, 2022, a decrease of $2.9 million or 16.6%. At June 30, 2023, $80.5 million of the allowance for credit losses on loans was attributable to PCD loans compared with $17.1 million of the allowance at December 31, 2022, an increase of $63.4 million or 370.4%.

At June 30, 2023, the Company had $33.2 million of total outstanding accretable discounts on Non-PCD loans and PCD loans.

The Company believes that the allowance for credit losses on loans at June 30, 2023 is adequate to absorb expected lifetime losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at June 30, 2023.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of June 30, 2023 and December 31, 2022, the Company had $36.5 million and $29.9 million in allowance for credit losses on off-balance sheet credit exposures, respectively; with the increase primarily due to the Merger. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

The following table represents a rollforward of the allowance for credit losses on off-balance sheet credit exposures for the periods shown.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$29,947	$29,947	$29,947	$29,947
Provision for credit losses on off-balance sheet credit exposures	6,556	—	6,556	—
Balance at end of period	$36,503	$29,947	$36,503	$29,947

Securities

The carrying cost of securities totaled $13.67 billion at June 30, 2023 compared with $14.48 billion at December 31, 2022, a decrease of $808.7 million or 5.6%. At June 30, 2023, securities represented 34.2% of total assets compared with 38.4% of total assets at December 31, 2022.

The amortized cost and fair value of investment securities were as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$20,698	$1,599	$(446)	$21,851
Collateralized mortgage obligations	345,155	1,066	(3,406)	342,815
Mortgage-backed securities	99,553	76	(2,282)	97,347
Total	$465,406	$2,741	$(6,134)	$462,013
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,511	$—	$(125)	$7,386
States and political subdivisions	121,634	938	(3,983)	118,589
Corporate debt securities	12,000	—	(5,160)	6,840
Collateralized mortgage obligations	281,273	230	(23,370)	258,133
Mortgage-backed securities	12,782,888	967	(1,527,723)	11,256,132
Total	$13,205,306	$2,135	$(1,560,361)	$11,647,080

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$359,251	$1,190	$(3,039)	$357,402
Mortgage-backed securities	101,647	93	(2,640)	99,100
Total	$460,898	$1,283	$(5,679)	$456,502
Held to Maturity
States and political subdivisions	$122,361	$868	$(3,255)	$119,974
Corporate debt securities	12,000	—	(2,520)	9,480
Collateralized mortgage obligations	271,727	377	(22,922)	249,182
Mortgage-backed securities	13,613,415	2,575	(1,607,501)	12,008,489
Total	$14,019,503	$3,820	$(1,636,198)	$12,387,125

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

As of June 30, 2023, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2023, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of June 30, 2023, the Company’s municipal securities represent 0.9% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of June 30, 2023, management believes that there is no potential for material credit losses on held to maturity securities.

Deposits

Total deposits were $27.38 billion at June 30, 2023 compared with $28.53 billion at December 31, 2022, a decrease of $1.15 billion or 4.0%. At June 30, 2023, noninterest-bearing deposits totaled $10.36 billion, a decrease of $550.5 million or 5.0% compared with $10.92 billion at December 31, 2022. Interest-bearing deposits totaled $17.02 billion at June 30, 2023 compared with $17.62 billion at December 31, 2022, a decrease of $602.1 million or 3.4%. The changes were primarily due to a decrease in business deposits and public fund deposits, partially offset by an increase in deposits acquired in the Merger.

Average deposits for the six months ended June 30, 2023 were $27.56 billion, a decrease of $3.10 billion or 10.1%, compared with $30.66 billion for the six months ended June 30, 2022. The ratio of average interest-bearing deposits to total average deposits was 62.5% and 64.9% during the first six months of 2023 and 2022, respectively.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Six Months Ended June 30,
	2023		2022
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$5,510,530	0.28%	$6,605,431	0.14%
Regular savings	3,318,291	0.70%	3,513,593	0.11%
Money market savings	6,048,403	2.23%	7,272,309	0.18%
Certificates, IRAs and other time deposits	2,350,498	2.16%	2,522,966	0.34%
Total interest-bearing deposits	17,227,722	1.30%	19,914,299	0.18%
Noninterest-bearing demand deposits	10,332,082		10,746,819
Total deposits	$27,559,804	0.81%	$30,661,118	0.11%

(1)
Annualized and based on average balances on an actual 365-day basis for the six months ended June 30, 2023 and 2022.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Bank Term Funding Program	$3,000,000	$—
FHLB advances	1,800,000	1,850,000
Total other borrowings	4,800,000	1,850,000
Securities sold under repurchase agreements	434,160	428,134
Subordinated debentures - Floating rate notes maturing on March 2034	3,093	—
Total	$5,237,253	$2,278,134

Bank Term Funding Program— During the second quarter of 2023, the Bank participated in the Federal Reserve's Bank Term Funding Program (“BTFP”). At June 30, 2023, the Bank had secured borrowing capacity of $3.33 billion collateralized by the par value of pledged securities totaling $3.33 billion. At June 30, 2023, the balance outstanding was $3.00 billion consisting of three term advances maturing in May 2024 and June 2024, at a weighted average interest rate of 5.13%. Under the BTFP program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par. Eligible depository institutions can request advances under the BTFP until at least March 11, 2024.

FHLB advances and long-term notes payable— The Company has an available line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2023, the Company had total funds of $9.02 billion available under this line. FHLB advances of $1.80 billion were outstanding at June 30, 2023, at a weighted average interest rate of 5.31%. At June 30, 2023, the Company had no FHLB long-term notes payable balance.

Securities sold under repurchase agreements— At June 30, 2023, the Company had $434.2 million in securities sold under repurchase agreements with banking customers compared with $428.1 million at December 31, 2022, an increase of $6.0 million or 1.4%. Repurchase agreements are generally settled on the following business day; however, approximately $4.2 million of the repurchase agreements outstanding at June 30, 2023 have maturity dates ranging from 12 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Subordinated debentures— On May 1, 2023, in connection with the acquisition of First Bancshares, the Company assumed the obligation related to a $3.09 million Floating Rate Junior Subordinated Deferrable Interest Debentures and trust preferred securities (the "Subordinated Debentures") that mature in March 2034 (the “Maturity Date”). The Subordinated Debentures, which qualify as Tier 1 capital for regulatory purposes, have an annual interest rate of 3-Month LIBOR plus 2.85%. Also, the interest rate cannot exceed the maximum rate permitted by New York law. The Subordinated Debentures are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company’s subsidiaries. Dividends on the trust preferred securities are cumulative and the Company may defer the payments for up to five years. In July 2023, the Company gave irrevocable notice of its intent to redeem the Subordinated Debentures on September 18, 2023.

LIBOR Transition

As of June 30, 2023, LIBOR was used as an index rate for approximately 83.7% of the Company’s interest-rate swaps and approximately 0.17% of the Company’s loan portfolio. As of December 31, 2022, LIBOR was used as an index rate for approximately 88.2% of the Company’s interest-rate swaps and approximately 1.5% of the Company’s loan portfolio. On September 30, 2021, the Company began transitioning away from LIBOR to Secured Overnight Financing Rate (“SOFR”) or other alternative variable rate indexes for its interest-rate swaps and loans historically using LIBOR as an index.

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

As of June 30, 2023, the Company had outstanding $5.14 billion in commitments to extend credit, $81.2 million in commitments associated with outstanding standby letters of credit and $959.1 million in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2023, the Company had cash and cash equivalents of $397.0 million compared with $424.1 million at December 31, 2022, a decrease of $27.1 million or 6.4%. The decrease was primarily due to a decrease in deposits of $2.73 billion, cash used related to loans of $1.20 billion, payment of cash dividends of $101.7 million, repurchase of common stock of $72.2 million, a decrease in securities sold under repurchase agreements of $43.8 million and net cash used in the purchase of First Bancshares of $24.4 million, partially offset by proceeds from short-term borrowings of $2.75 billion, net purchases of investment securities of $1.03 billion and net cash provided by operating activities of $374.7 million.

Share Repurchases

On January 17, 2023, the Company announced a stock repurchase program under which up to 5%, or approximately 4.6 million shares, of Bancshares outstanding common stock may be acquired over a one-year period expiring on January 17, 2024, at the discretion of management. Under the stock repurchase program, Bancshares may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. Bancshares repurchased approximately 595 thousand shares of its common stock at an average weighted price of $57.49 per share during the three months ended June 30, 2023 and approximately 1.21 million shares of its common stock at an average weighted price of $59.88 per share during the six months ended June 30, 2023.

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of June 30, 2023 are summarized below.

Borrowings

The Company’s future cash payments associated with its Subordinated Debentures, the Federal Reserve's BTFP and FHLB advances as of June 30, 2023 are summarized below. The future interest payments were calculated using the current rate in effect at June 30, 2023. Payments for the Subordinated Debentures include interest of $2.6 million that will be due over the future periods. In July 2023, the Company gave irrevocable notice of its intent to redeem the Subordinated Debentures on September 18, 2023. Payments under the BTFP include interest of $141.6 million that will be due over the future periods. These payments do not include prepayment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Subordinated debentures	$244	$487	$487	$4,512	$5,730
Bank Term Funding Program	3,141,614	—	—	—	3,141,614
Federal Home Loan Bank advances	1,800,000	—	—	—	1,800,000
	$4,941,858	$487	$487	$4,512	$4,947,344

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 17 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company has one sublease arrangement. Sublease income was $688 thousand and $800 thousand for the three months ended June 30, 2023 and 2022 and was $1.5 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, operating lease ROU assets and lease liabilities were approximately $40.7 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of June 30, 2023, the weighted average of remaining lease terms of the Company’s operating leases was 5.2 years. The weighted average discount rate used to determine the lease liabilities as of June 30, 2023 for the Company’s operating leases was 2.7%. Cash paid for the Company’s operating leases was $3.1 million and $2.7 million for the three months ended June 30, 2023 and 2022, respectively, and was $5.9 million and $5.5 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, the Company obtained $3.0 million in ROU assets in exchange for lease liabilities for six operating leases, four of which, reflecting $2.7 million in ROU assets, were related to the Merger.

The Company’s future undiscounted cash payments associated with its operating leases as of June 30, 2023 are summarized below (dollars in thousands).

Remaining 2023	$5,469
2024	10,229
2025	9,663
2026	8,536
2027	5,568
2028	2,588
Thereafter	5,283
Total undiscounted lease payments	$47,336

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit expiring by period as of June 30, 2023 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$70,552	$8,001	$2,578	$26	$81,157
Unused capacity on Warehouse Purchase Program loans	959,117	—	—	—	959,117
Commitments to extend credit	1,865,681	1,007,818	320,147	1,948,768	5,142,414
Total	$2,895,350	$1,015,819	$322,725	$1,948,794	$6,182,688

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At June 30, 2023 and December 31, 2022, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $36.5 million and $29.9 million, respectively. The increase in the allowance was primarily due to the Merger.

Capital Resources

Total shareholders’ equity was $6.97 billion at June 30, 2023 compared with $6.70 billion at December 31, 2022, an increase of $268.7 million or 4.0%. The increase was primarily the result of the common stock issuance in connection with the Merger of $224.3 million and net income of $211.6 million, partially offset by dividend payments of $101.7 million and common stock repurchases of $72.2 million.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of June 30, 2023, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of June 30, 2023:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of June 30, 2023
The Company
CET1 capital (to risk-weighted assets)	4.50%		7.00%	N/A	14.49%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	N/A	14.49%
Total capital (to risk-weighted assets)	8.00%		10.50%	N/A	15.52%
Tier 1 capital (to average assets)	4.00%	(1)	4.00%	N/A	9.96%

The Bank
CET1 capital (to risk-weighted assets)	4.50%		7.00%	6.50%	14.45%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	8.00%	14.45%
Total capital (to risk-weighted assets)	8.00%		10.50%	10.00%	15.48%
Tier 1 capital (to average assets)	4.00%	(2)	4.00%	5.00%	9.94%

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Bancshares and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. After consultations with legal counsel, Bancshares and the Bank believe that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None.

b. None.

c. The following table details the Company’s repurchases of shares of its common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)
April 1 - April 30, 2023	—	$—	—	3,954,268
May 1 - May 31, 2023	201,951	57.59	201,951	3,752,317
June 1 - June 30, 2023	392,822	57.43	392,822	3,359,495
Total	594,773	$57.49	594,773

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

c. During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019 (File No. 001-35388))

4.1	Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (formatted as Inline XBRL and contained in Exhibits 101)

* Filed with this Quarterly Report on Form 10-Q.

** Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 8/7/2023	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 8/7/2023	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer