Form 10-Q
period 2023-09-30
PROSPERITY BANCSHARES INC
filed 2023-11-03
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

As of October 30, 2023, there were 93,714,954 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$512,239	$423,832
Federal funds sold	234	301
Total cash and cash equivalents	512,473	424,133
Available for sale securities, at fair value	446,165	456,502
Held to maturity securities, at cost (fair value of $10,834,219 and $12,387,125, respectively)	12,746,577	14,019,503
Total securities	13,192,742	14,476,005
Loans held for sale	10,187	554
Loans held for investment	20,510,199	18,098,653
Loans held for investment - Warehouse Purchase Program	912,327	740,620
Total loans	21,432,713	18,839,827
Less: allowance for credit losses on loans	(351,495)	(281,576)
Loans, net	21,081,218	18,558,251
Accrued interest receivable	97,006	88,438
Goodwill	3,396,459	3,231,636
Core deposit intangibles, net	67,553	51,348
Bank premises and equipment, net	370,237	339,453
Other real estate owned	9,320	1,963
Bank owned life insurance (BOLI)	379,498	327,439
Federal Home Loan Bank of Dallas stock	69,541	90,025
Other assets	119,637	101,138
TOTAL ASSETS	$39,295,684	$37,689,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$10,281,893	$10,915,448
Interest-bearing	17,030,907	17,618,083
Total deposits	27,312,800	28,533,531
Other borrowings	4,250,000	1,850,000
Securities sold under repurchase agreements	300,714	428,134
Subordinated debentures	—	—
Accrued interest payable	79,561	4,495
Allowance for credit losses on off-balance sheet credit exposures	36,503	29,947
Other liabilities	283,429	144,348
Total liabilities	32,263,007	30,990,455
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 93,717,454 issued and outstanding at September 30, 2023; 91,313,615 shares issued and outstanding at December 31, 2022	93,718	91,314
Capital surplus	3,700,675	3,541,924
Retained earnings	3,240,214	3,069,609
Accumulated other comprehensive loss —net unrealized loss on available for sale securities, net of tax benefit of $(513) and $(923), respectively	(1,930)	(3,473)
Total shareholders’ equity	7,032,677	6,699,374
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,295,684	$37,689,829

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$308,678	$210,268	$842,434	$596,063
Securities	69,987	68,761	215,225	187,883
Federal funds sold and other earning assets	1,689	525	10,452	2,297
Total interest income	380,354	279,554	1,068,111	786,243
INTEREST EXPENSE:
Deposits	76,069	14,669	187,376	32,064
Other borrowings	62,190	3,719	153,937	4,169
Securities sold under repurchase agreements	2,533	487	7,310	916
Subordinated debentures	38	—	38	—
Total interest expense	140,830	18,875	348,661	37,149
NET INTEREST INCOME	239,524	260,679	719,450	749,094
PROVISION FOR CREDIT LOSSES	—	—	18,540	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	239,524	260,679	700,910	749,094
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,719	8,887	25,326	25,495
Credit card, debit card and ATM card income	9,285	8,889	27,157	25,948
Service charges on deposit accounts	6,262	6,222	18,266	18,798
Trust income	3,326	3,174	9,909	8,752
Mortgage income	857	340	1,756	1,297
Brokerage income	1,067	940	3,216	2,749
Net (loss) gain on sale or write-down of assets	(45)	50	2,070	1,847
Other	9,272	6,186	28,997	22,518
Total noninterest income	38,743	34,688	116,697	107,404
NONINTEREST EXPENSE:
Salaries and employee benefits	85,423	79,578	247,944	239,360
Net occupancy and equipment	9,464	8,412	26,424	24,299
Credit and debit card, data processing and software amortization	10,919	9,516	30,829	27,611
Regulatory assessments and FDIC insurance	5,155	2,807	15,225	8,508
Core deposit intangibles amortization	3,576	2,577	9,117	7,778
Depreciation	4,585	4,436	13,676	13,522
Communications	3,686	3,374	10,841	9,499
Net other real estate income	(581)	(15)	(1,033)	(213)
Merger related expenses	1,104	—	14,855	—
Other	12,326	11,529	36,649	34,578
Total noninterest expense	135,657	122,214	404,527	364,942
INCOME BEFORE INCOME TAXES	142,610	173,153	413,080	491,556
PROVISION FOR INCOME TAXES	30,402	37,333	89,240	104,920
NET INCOME	$112,208	$135,820	$323,840	$386,636
EARNINGS PER SHARE:
Basic	$1.20	$1.49	$3.50	$4.22
Diluted	$1.20	$1.49	$3.50	$4.22

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net income	$112,208	$135,820	$323,840	$386,636
Other comprehensive income (loss), before tax:
Securities available for sale:
Change in unrealized income (loss) during the period	951	(1,813)	1,953	(2,587)
Total other comprehensive income (loss)	951	(1,813)	1,953	(2,587)
Deferred tax (expense) benefit related to other comprehensive income (loss)	(200)	380	(410)	543
Other comprehensive income (loss), net of tax	751	(1,433)	1,543	(2,044)
Comprehensive income	$112,959	$134,387	$325,383	$384,592

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT JUNE 30, 2023	93,721,454	$93,722	$3,697,524	$3,179,551	$(2,681)	$6,968,116
Net income				112,208		112,208
Other comprehensive income					751	751
Common stock issued in connection with the issuance (forfeiture) of restricted stock awards, net	(4,000)	(4)	4			—
Stock based compensation expense			3,147			3,147
Cash dividends declared, $0.55 per share				(51,545)		(51,545)
BALANCE AT SEPTEMBER 30, 2023	93,717,454	$93,718	$3,700,675	$3,240,214	$(1,930)	$7,032,677

Nine Months Ended
BALANCE AT DECEMBER 31, 2022	91,313,615	$91,314	$3,541,924	$3,069,609	$(3,473)	$6,699,374
Net income				323,840		323,840
Other comprehensive income					1,543	1,543
Common stock issued in connection with the issuance of restricted stock awards, net	27,200	27	(27)			—
Common stock issued in connection with the acquisition of First Bancshares of Texas, Inc.	3,582,675	3,583	220,764			224,347
Common stock repurchase	(1,206,036)	(1,206)	(71,042)			(72,248)
Stock based compensation expense			9,056			9,056
Cash dividends declared, $1.65 per share				(153,235)		(153,235)
BALANCE AT SEPTEMBER 30, 2023	93,717,454	$93,718	$3,700,675	$3,240,214	$(1,930)	$7,032,677

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT JUNE 30, 2022	91,195,646	$91,196	$3,535,877	$2,893,556	$1,198	$6,521,827
Net income				135,820		135,820
Other comprehensive loss					(1,433)	(1,433)
Common stock issued in connection with the issuance of restricted stock awards, net	14,650	15	(15)			—
Stock based compensation expense			2,857			2,857
Cash dividends declared, $0.52 per share				(47,429)		(47,429)
BALANCE AT SEPTEMBER 30, 2022	91,210,296	$91,211	$3,538,719	$2,981,947	$(235)	$6,611,642

Nine Months Ended
BALANCE AT DECEMBER 31, 2021	92,170,480	$92,171	$3,595,023	$2,738,233	$1,809	$6,427,236
Net income				386,636		386,636
Other comprehensive loss					(2,044)	(2,044)
Common stock issued in connection with the issuance of restricted stock awards, net	21,700	22	(22)			—
Common stock repurchase	(981,884)	(982)	(64,739)			(65,721)
Stock based compensation expense			8,457			8,457
Cash dividends declared, $1.56 per share				(142,922)		(142,922)
BALANCE AT SEPTEMBER 30, 2022	91,210,296	$91,211	$3,538,719	$2,981,947	$(235)	$6,611,642

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$323,840	$386,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	22,793	21,300
Provision for credit losses	18,540	—
Net amortization of premium on investments	21,412	34,254
Net gain on sale of other real estate and repossessed assets	(780)	(820)
Net gain on sale or write down of premises and equipment	(2,070)	(1,847)
Net accretion of discount on loans	(5,566)	(6,488)
Net amortization of premium on deposits	(450)	(252)
Net gain on sale of loans	(1,670)	(1,193)
Proceeds from sale of loans held for sale	68,827	50,903
Originations of loans held for sale	(77,242)	(45,307)
Stock based compensation expense	9,056	8,457
Decrease (increase) in accrued interest receivable and other assets	47,911	(57,322)
Increase in accrued interest payable and other liabilities	193,806	118,683
Net cash provided by operating activities	618,407	507,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,308,839	1,710,143
Purchase of held to maturity securities	(3,028)	(3,756,166)
Proceeds from maturities and principal paydowns of available for sale securities	11,220,463	15,302,271
Purchase of available for sale securities	(11,026,566)	(15,280,674)
Originations of Warehouse Purchase Program loans	(9,877,760)	(15,919,159)
Proceeds from pay-offs of Warehouse Purchase Program loans	9,706,053	16,772,094
Net increase in loans held for investment	(818,194)	(747,296)
Purchase of bank premises and equipment	(29,517)	(34,250)
Proceeds from sale of bank premises, equipment and other real estate	7,170	6,699
Proceeds from insurance claims	11,427	2,603
Net cash used in the purchase of First Bancshares of Texas, Inc.	(24,365)	—
Net cash provided by (used in) investing activities	474,522	(1,943,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(1,325,801)	404,109
Net decrease in interest-bearing deposits	(1,472,467)	(1,875,524)
Net proceeds from other short-term borrowings	2,199,614	1,165,000
Net (decrease) increase in securities sold under repurchase agreements	(177,294)	6,205
Redemption of junior subordinated debentures	(3,158)	—
Repurchase of common stock	(72,248)	(65,721)
Payments of cash dividends	(153,235)	(142,922)
Net cash used in financing activities	(1,004,589)	(508,853)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	88,340	(1,945,584)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	424,133	2,547,980
CASH AND CASH EQUIVALENTS, END OF PERIOD	$512,473	$602,396

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$10,249	$2,027

SUPPLEMENTAL INFORMATION:
Income taxes paid	$93,675	$95,302
Interest paid	275,113	36,311

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the nine-month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$112,208		$135,820		$323,840		$386,636
Basic:
Weighted average shares outstanding	93,720	$1.20	91,209	$1.49	92,628	$3.50	91,710	$4.22
Diluted:
Weighted average shares outstanding	93,720	$1.20	91,209	$1.49	92,628	$3.50	91,710	$4.22

There were no stock options outstanding at September 30, 2023 or exercisable during the three and nine months ended September 30, 2023 or 2022 that would have had an anti-dilutive effect on the above computation.

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

ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting – ASC Topic 848. ASU 2020-04 became effective for the Company on January 1, 2022 and provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from the London Inter-Bank Offered Rate (“LIBOR”) toward new interest rate benchmarks. ASU 2020-04 was effective upon issuance. In addition, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-06 -Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 from December 31, 2022 to December 31, 2024. ASU 2022-06 was effective upon issuance and did not change the core principles in ASU 2020-04. Prior to the end of 2021, the Company began transitioning away from LIBOR to

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

the Secured Overnight Financing Rate (“SOFR”) or other alternative variable rate indexes for its interest-rate swaps and loans historically using LIBOR as an index. As of September 30, 2023, the Company's interest rate swaps and loan portfolio used SOFR as the index rate. As of December 31, 2022, LIBOR was used as an index rate for approximately 88.2% of the Company’s interest-rate swaps and approximately 1.5% of the Company’s loan portfolio. The adoption of ASU 2020-04 did not have a significant impact on the Company’s financial statements.

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$20,698	$1,652	$(865)	$21,485
Collateralized mortgage obligations	329,465	1,018	(2,959)	327,524
Mortgage-backed securities	98,445	22	(1,311)	97,156
Total	$448,608	$2,692	$(5,135)	$446,165
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,571	$—	$(208)	$7,363
States and political subdivisions	113,786	228	(4,723)	109,291
Corporate debt securities	12,000	—	(4,560)	7,440
Collateralized mortgage obligations	271,570	—	(29,507)	242,063
Mortgage-backed securities	12,341,650	64	(1,873,652)	10,468,062
Total	$12,746,577	$292	$(1,912,650)	$10,834,219

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$359,251	$1,190	$(3,039)	$357,402
Mortgage-backed securities	101,647	93	(2,640)	99,100
Total	$460,898	$1,283	$(5,679)	$456,502
Held to Maturity
States and political subdivisions	$122,361	$868	$(3,255)	$119,974
Corporate debt securities	12,000	—	(2,520)	9,480
Collateralized mortgage obligations	271,727	377	(22,922)	249,182
Mortgage-backed securities	13,613,415	2,575	(1,607,501)	12,008,489
Total	$14,019,503	$3,820	$(1,636,198)	$12,387,125

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

SEPTEMBER 30, 2023

(UNAUDITED)

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

As of September 30, 2023, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2023, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of September 30, 2023, the Company’s municipal securities represent 0.9% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of September 30, 2023, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,173	$(865)	$—	$—	$7,173	$(865)
Collateralized mortgage obligations	44,012	(373)	116,982	(2,586)	160,994	(2,959)
Mortgage-backed securities	2,698	(55)	92,530	(1,256)	95,228	(1,311)
Total	$53,883	$(1,293)	$209,512	$(3,842)	$263,395	$(5,135)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,363	$(208)	$—	$—	$7,363	$(208)
States and political subdivisions	50,902	(997)	39,698	(3,726)	90,600	(4,723)
Corporate debt securities	—	—	7,440	(4,560)	7,440	(4,560)
Collateralized mortgage obligations	51,009	(1,187)	191,012	(28,320)	242,021	(29,507)
Mortgage-backed securities	227,436	(7,382)	10,235,113	(1,866,270)	10,462,549	(1,873,652)
Total	$336,710	$(9,774)	$10,473,263	$(1,902,876)	$10,809,973	$(1,912,650)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

At September 30, 2023 and December 31, 2022, there were 947 securities and 174 securities, respectively, in an unrealized loss position for 12 months or more.

The table below summarizes the amortized cost and fair value of investment securities at September 30, 2023, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$25,590	$25,761	$—	$—
Due after one year through five years	49,927	48,679	2,550	2,865
Due after five years through ten years	45,822	39,137	18,148	18,620
Due after ten years	12,018	10,517	—	—
Subtotal	133,357	124,094	20,698	21,485
Mortgage-backed securities and collateralized mortgage obligations	12,613,220	10,710,125	427,910	424,680
Total	$12,746,577	$10,834,219	$448,608	$446,165

The Company recorded no gain or loss on the sale of securities for the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, the Company did not own any non-agency collateralized mortgage obligations.

At September 30, 2023 and December 31, 2022, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $10.33 billion and $7.87 billion and a fair value of $8.75 billion and $6.90 billion at September 30, 2023 and December 31, 2022, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio consists of various types of loans and is categorized by major type as follows:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Residential mortgage loans held for sale	$10,187	$554

Commercial and industrial	2,603,028	2,594,742
Real estate:
Construction, land development and other land loans	3,200,479	2,805,438
1-4 family residential (includes home equity)	7,991,904	6,740,670
Commercial real estate (includes multi-family residential)	5,606,837	4,986,211
Farmland	595,182	518,095
Agriculture	206,751	169,938
Consumer and other	306,018	283,559
Total loans held for investment, excluding Warehouse Purchase Program	20,510,199	18,098,653
Warehouse Purchase Program	912,327	740,620
Total loans, including Warehouse Purchase Program	$21,432,713	$18,839,827

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 81.9% and 80.3% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of September 30, 2023 and December 31, 2022, loans outstanding to directors, officers and their affiliates totaled $295 thousand and $547 thousand, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the nine months ended September 30, 2023	As of and for the year ended December 31, 2022
	(Dollars in thousands)
Beginning balance on January 1	$547	$6,524
New loans	57	54
Repayments	(309)	(6,031)
Ending balance	$295	$547

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for credit losses.

An aging analysis of past due loans, segregated by category of loan, is presented below:

	September 30, 2023
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$9,238	$—	$9,238	$7,746	$3,183,495	$3,200,479
Warehouse Purchase Program loans	—	—	—	—	912,327	912,327
Agriculture and agriculture real estate (includes farmland)	3,755	—	3,755	1,511	796,667	801,933
1-4 family (includes home equity) (1)	34,229	—	34,229	23,439	7,944,423	8,002,091
Commercial real estate (includes multi-family residential)	5,974	—	5,974	5,228	5,595,635	5,606,837
Commercial and industrial	51,314	397	51,711	21,787	2,529,530	2,603,028
Consumer and other	493	—	493	18	305,507	306,018
Total	$105,003	$397	$105,400	$59,729	$21,267,584	$21,432,713

	December 31, 2022
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$9,976	$4,442	$14,418	$318	$2,790,702	$2,805,438
Warehouse Purchase Program loans	—	—	—	—	740,620	740,620
Agriculture and agriculture real estate (includes farmland)	1,751	—	1,751	421	685,861	688,033
1-4 family (includes home equity) (1)	25,880	7	25,887	14,762	6,700,575	6,741,224
Commercial real estate (includes multi-family residential)	3,176	—	3,176	1,649	4,981,386	4,986,211
Commercial and industrial	10,575	1,468	12,043	2,453	2,580,246	2,594,742
Consumer and other	378	—	378	11	283,170	283,559
Total	$51,736	$5,917	$57,653	$19,614	$18,762,560	$18,839,827

(1)
Includes $10.2 million and $554 thousand of residential mortgage loans held for sale at September 30, 2023 and December 31, 2022, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Nonaccrual loans (1) (3)	$59,729	$19,614	(2)
Accruing loans 90 or more days past due	397	5,917
Total nonperforming loans	60,126	25,531
Repossessed assets	35	—
Other real estate	9,320	1,963
Total nonperforming assets	$69,481	$27,494

Nonperforming assets to total loans and other real estate	0.32%	0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.34%	0.15%
Nonaccrual loans to total loans	0.28%	0.10%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.29%	0.11%

(1)
ASU 2022-02 became effective for the Company on January 1, 2023.
(2)
Includes troubled debt restructurings of $4.6 million as of December 31, 2022.
(3)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $69.5 million in nonperforming assets at September 30, 2023 compared with $27.5 million at December 31, 2022. This increase was primarily due to the merger of First Bancshares of Texas, Inc. (“First Bancshares”) into Bancshares and the subsequent merger of its wholly owned subsidiary FirstCapital Bank of Texas, N.A. (“FirstCapital Bank”) into the Bank (collectively, the “Merger”). Nonperforming assets were 0.32% of total loans and other real estate at September 30, 2023 and 0.15% of total loans and other real estate at December 31, 2022. The Company had $59.7 million in nonaccrual loans at September 30, 2023 compared with $19.6 million at December 31, 2022.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

PCD Loans. The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
PCD loans:
Outstanding balance	$620,324	$63,383
Discount	(9,343)	(3,361)
Recorded investment	$610,981	$60,022

Changes in the accretable yield for acquired PCD loans for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$10,110	$3,993	$3,361	$4,838
Additions	—	—	8,336	—
Adjustments	—	—	(70)	—
Accretion	(767)	(322)	(2,284)	(1,167)
Balance at September 30,	$9,343	$3,671	$9,343	$3,671

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired. The PCD discount reflected above as of September 30, 2023, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$1,959,822	$1,319,507
Discount	(21,543)	(2,233)
Recorded investment	$1,938,279	$1,317,274

Changes in the discount accretion for Non-PCD loans for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$23,052	$3,734	$2,233	$8,143
Addition	—	—	22,593	—
Accretion charge-offs	(1)	14	(1)	14
Accretion	(1,508)	(912)	(3,282)	(5,321)
Balance at September 30,	$21,543	$2,836	$21,543	$2,836

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The following tables present loans by risk grade, by category of loan and year of origination/renewal at September 30, 2023.

	Term Loans
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	1,136	178	—	—	—	70	—	—	1,384
Grade 3	413,440	1,103,554	495,407	210,484	21,398	171,312	201,230	7,015	2,623,840
Grade 4	40,692	98,550	94,091	35,723	2,396	11,667	5,467	—	288,586
Grade 5	—	—	4,399	—	18,678	629	915	—	24,621
Grade 6	—	—	6,217	191	230	1,185	—	—	7,823
Grade 7	—	928	1,647	3,318	—	1,587	266	—	7,746
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	47,107	129,665	30,405	7,458	3,553	6,267	22,024	—	246,479
Total	$502,375	$1,332,875	$632,166	$257,174	$46,255	$192,717	$229,902	$7,015	$3,200,479

Current-period gross write-offs	$—	$77	$—	$—	$—	$—	$—	$—	$77

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$1,002	$1,318	$323	$393	$19	$391	$8,770	$—	$12,216
Grade 2	—	75	104	—	—	1,073	52	—	1,304
Grade 3	128,543	193,029	87,352	47,367	37,641	101,562	82,906	95	678,495
Grade 4	9,971	16,900	19,557	5,395	451	7,955	22,387	1,008	83,624
Grade 5	70	794	286	—	441	1,466	—	—	3,057
Grade 6	—	—	116	—	—	478	—	—	594
Grade 7	—	—	1,334	—	15	162	—	—	1,511
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	216	2,333	1,769	3,793	1,214	3,604	2,914	5,289	21,132
Total	$139,802	$214,449	$110,841	$56,948	$39,781	$116,691	$117,029	$6,392	$801,933

Current-period gross write-offs	$—	$—	$—	$113	$—	$—	$—	$—	$113

1-4 Family (includes Home Equity) (1)
Grade 1	$76	$158	$—	$110	$—	$—	$—	$—	$344
Grade 2	738	1,403	158	249	32	3,162	119	—	5,861
Grade 3	1,066,962	2,011,417	2,165,072	1,065,471	436,951	991,862	93,437	1,463	7,832,635
Grade 4	11,650	20,065	24,273	5,945	13,627	51,076	3,191	—	129,827
Grade 5	—	58	—	122	—	2,496	—	—	2,676
Grade 6	—	—	224	15	244	1,582	—	—	2,065
Grade 7	244	3,984	5,244	3,528	1,904	8,459	76	—	23,439
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	175	1,523	515	439	640	1,952	—	—	5,244
Total	$1,079,845	$2,038,608	$2,195,486	$1,075,879	$453,398	$1,060,589	$96,823	$1,463	$8,002,091

Current-period gross write-offs	$—	$20	$50	$26	$—	$25	$—	$—	$121

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$48	$—	$48
Grade 2	—	1,439	—	483	—	2,467	—	—	4,389
Grade 3	377,792	940,534	685,352	487,881	318,912	1,084,441	85,263	240	3,980,415
Grade 4	32,814	150,750	175,683	179,686	104,998	546,811	14,942	1,127	1,206,811
Grade 5	—	—	—	—	14,988	45,636	1,555	—	62,179
Grade 6	—	934	1,548	11,946	15,938	89,267	—	—	119,633
Grade 7	—	827	365	—	3,473	563	—	—	5,228
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	17,500	47,252	45,997	40,404	8,078	68,523	380	—	228,134
Total	$428,106	$1,141,736	$908,945	$720,400	$466,387	$1,837,708	$102,188	$1,367	$5,606,837

Current-period gross write-offs	$—	$14,975	$—	$—	$—	$584	$—	$—	$15,559

Commercial and Industrial
Grade 1	$13,792	$11,407	$9,334	$3,841	$1,267	$5,054	$33,533	$43	$78,271
Grade 2	708	8,029	253	217	—	3,842	2,438	—	15,487
Grade 3	200,642	281,096	177,474	68,507	43,171	152,826	994,460	684	1,918,860
Grade 4	68,384	20,313	15,982	11,176	22,026	88,864	184,842	478	412,065
Grade 5	3,182	22,373	2,263	1,060	408	470	1,255	6,475	37,486
Grade 6	42	489	275	1,398	1,080	1,111	4,671	111	9,177
Grade 7	4,712	15,360	186	—	77	693	759	—	21,787
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	6,410	23,067	11,847	4,755	5,658	1,156	56,805	197	109,895
Total	$297,872	$382,134	$217,614	$90,954	$73,687	$254,016	$1,278,763	$7,988	$2,603,028

Current-period gross write-offs	$10	$622	$145	$45	$—	$506	$1,875	$—	$3,203

Consumer and Other
Grade 1	$11,930	$7,329	$3,463	$2,396	$1,314	$4,686	$1,873	$—	$32,991
Grade 2	12,584	14,202	—	—	—	2,009	7	—	28,802
Grade 3	61,873	43,988	28,130	28,237	11,606	11,571	49,034	92	234,531
Grade 4	1,926	290	1,191	1,068	1,301	572	3,231	—	9,579
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	15	3	—	—	—	18
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	41	10	23	—	23	—	97
Total	$88,313	$65,809	$32,825	$31,726	$14,247	$18,838	$54,168	$92	$306,018

Current-period gross write-offs	$3,866	$71	$4	$27	$5	$20	$62	$11	$4,066

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	912,327	—	—	—	—	—	—	—	912,327
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$912,327	$—	$—	$—	$—	$—	$—	$—	$912,327

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Grade 1	$26,800	$20,212	$13,120	$6,740	$2,600	$10,131	$44,224	$43	$123,870
Grade 2	15,166	25,326	515	949	32	12,623	2,616	—	57,227
Grade 3	3,161,579	4,573,618	3,638,787	1,907,947	869,679	2,513,574	1,506,330	9,589	18,181,103
Grade 4	165,437	306,868	330,777	238,993	144,799	706,945	234,060	2,613	2,130,492
Grade 5	3,252	23,225	6,948	1,182	34,515	50,697	3,725	6,475	130,019
Grade 6	42	1,423	8,380	13,550	17,492	93,623	4,671	111	139,292
Grade 7	4,956	21,099	8,776	6,861	5,472	11,464	1,101	—	59,729
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	71,408	203,840	90,574	56,859	19,166	81,502	82,146	5,486	610,981
Total	$3,448,640	$5,175,611	$4,097,877	$2,233,081	$1,093,755	$3,480,559	$1,878,873	$24,317	$21,432,713

Current-period gross write-offs	$3,876	$15,765	$199	$211	$5	$1,135	$1,937	$11	$23,139

(1)
Includes $10.2 million of residential mortgage loans held for sale at September 30, 2023.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of September 30, 2023 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

SEPTEMBER 30, 2023

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The following table details activity in the allowance for credit losses on loans by category of loan for the three and nine months ended September 30, 2023 and 2022.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance June 30, 2023	$91,858	$11,254	$67,722	$86,765	$81,970	$5,640	$345,209
Initial allowance on loans purchased with credit deterioration	1,641	—	—	4,290	3,763	—	9,694
Provision for credit losses on loans	1,437	149	3,932	(4,554)	(2,455)	1,491	—
Charge-offs	—	—	(20)	(584)	(1,961)	(1,550)	(4,115)
Recoveries	5	—	98	14	367	223	707
Net (charge-offs) recoveries	5	—	78	(570)	(1,594)	(1,327)	(3,408)
Balance September 30, 2023	$94,941	$11,403	$71,732	$85,931	$81,684	$5,804	$351,495

Nine Months Ended
Balance December 31, 2022	$78,853	$7,699	$60,795	$66,272	$62,319	$5,638	$281,576
Initial allowance on loans purchased with credit deterioration	16,878	2,914	1,590	25,292	30,095	24	76,793
Provision for credit losses	(758)	706	9,059	9,893	(10,448)	3,532	11,984
Charge-offs	(77)	(113)	(121)	(15,559)	(3,203)	(4,066)	(23,139)
Recoveries	45	197	409	33	2,921	676	4,281
Net (charge-offs) recoveries	(32)	84	288	(15,526)	(282)	(3,390)	(18,858)
Balance September 30, 2023	$94,941	$11,403	$71,732	$85,931	$81,684	$5,804	$351,495

Allowance for credit losses on loans:
Three Months Ended
Balance June 30, 2022	$63,729	$8,338	$60,096	$70,011	$75,694	$6,091	$283,959
Provision for credit losses	2,454	(377)	(1,213)	(2,098)	(37)	1,271	—
Charge-offs	—	(119)	(59)	(757)	(253)	(1,386)	(2,574)
Recoveries	4	—	261	—	268	261	794
Net (charge-offs) recoveries	4	(119)	202	(757)	15	(1,125)	(1,780)
Balance September 30, 2022	$66,187	$7,842	$59,085	$67,156	$75,672	$6,237	$282,179

Nine Months Ended
Balance December 31, 2021	$58,897	$7,759	$56,710	$75,005	$80,412	$7,597	$286,380
Provision for credit losses	7,711	90	2,228	(7,063)	(4,938)	1,972	—
Charge-offs	(435)	(274)	(159)	(796)	(917)	(4,061)	(6,642)
Recoveries	14	267	306	10	1,115	729	2,441
Net (charge-offs) recoveries	(421)	(7)	147	(786)	198	(3,332)	(4,201)
Balance September 30, 2022	$66,187	$7,842	$59,085	$67,156	$75,672	$6,237	$282,179

The allowance for credit losses on loans as of September 30, 2023 totaled $351.5 million or 1.64% of total loans, including acquired loans with discounts, an increase of $69.9 million or 24.8% compared to the allowance for credit losses on loans totaling $281.6 million or 1.49% of total loans, including acquired loans with discounts, as of December 31, 2022. There was no provision for credit losses for the three months ended September 30, 2023 and a provision for credit losses of $18.5 million for the nine months ended September 30, 2023 compared to no provision for credit losses for the three and nine months ended September 30, 2022. As a result of the loans acquired in the Merger that was completed on May 1, 2023, the second quarter of 2023 included a $12.0 million provision for credit losses on loans and a $6.5 million provision for credit losses on off-balance sheet credit exposures.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Net charge-offs were $3.4 million for the three months ended September 30, 2023 compared to net charge-offs of $1.8 million for the three months ended September 30, 2022. Net charge-offs for the three months ended September 30, 2023 included $298 thousand related to resolved PCD loans. Additionally, reserves on PCD loans increased by $9.7 million due to revised Day One accounting for PCD loans at the time of the Merger. Further, $12.5 million of reserves on resolved PCD loans was released to the general reserve.

Net charge-offs were $18.9 million for the nine months ended September 30, 2023 compared with $4.2 million for the nine months ended September 30, 2022. Net charge-offs for the nine months ended September 30, 2023 included $15.0 million related to one commercial real estate loan obtained in a previous merger. Additionally, reserves on PCD loans increased by $76.8 million due to the Merger and $16.2 million of reserves on resolved PCD loans was released to the general reserve.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of September 30, 2023 and December 31, 2022, the Company had $36.5 million and $29.9 million in allowance for credit losses on off-balance sheet credit exposures, respectively; with the increase due to the Merger. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of September 30, 2023, the Company had $2.48 billion in commitments expected to fund.

The following table represents a rollforward of the allowance for credit losses on off-balance sheet credit exposures for the periods shown.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$36,503	$29,947	$29,947	$29,947
Provision for credit losses on off-balance sheet credit exposures	—	—	6,556	—
Balance at end of period	$36,503	$29,947	$36,503	$29,947

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The following table displays the amortized cost of loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2023, presented by category of loan and type of modification.

	Payment Delay	Term Extension	Interest Rate Reduction	Total	Percentage of Total Loans Held for Investment
	(Dollars in thousands)
Three Months Ended September 30, 2023
Commercial and industrial	$—	$5,639	$—	$5,639	0.03%
Construction, land development and other land loans	—	—	—	—	0.00%
Commercial real estate (includes multi-family residential)	—	—	6,922	6,922	0.03%
Agriculture	—	419	—	419	0.00%
Total	$—	$6,058	$6,922	$12,980	0.05%

Nine Months Ended September 30, 2023
Commercial and industrial	$—	$5,639	$292	$5,931	0.03%
Construction, land development and other land loans	—	6,054	—	6,054	0.03%
Commercial real estate (includes multi-family residential)	1,294	—	6,922	8,216	0.04%
Agriculture	—	419	—	419	0.00%
Total	$1,294	$12,112	$7,214	$20,620	0.10%

The following tables describe the modifications made to loans whose borrowers are experiencing financial difficulty:

Payment Delay
Loan Type	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Commercial real estate (includes multi-family residential)	̶̶̶	Short-term principal deferral

Term Extension
Loan Type	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Commercial and industrial	Short-term extension	Short-term extension
Construction, land development and other land loans	̶̶̶	Short-term extension
Agriculture	Short-term extension	Short-term extension

Interest Rate Reduction
Loan Type	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Commercial and industrial	̶̶̶	Reduced contractual interest rate
Commercial real estate (includes multi-family residential)	Reduced contractual interest rate	Reduced contractual interest rate

The Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2023 that subsequently defaulted and were modified in the twelve months prior to that default. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

Prior to the adoption of ASU 2022-02, the restructuring of a loan was considered a “troubled debt restructuring” if both (1) the borrower was experiencing financial difficulties and (2) the creditor had granted a concession. Concessions may have included interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Loans that were restructured in a troubled debt restructuring loan prior to the adoption of ASU 2022-02 will continue to be accounted for under the historical troubled debt restructuring accounting until the loan is paid off, liquidated or subsequently modified. As of September 30, 2022, the Company had $806 thousand in outstanding troubled debt restructurings. For

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

the nine months ended September 30, 2022, the Company did not add any loans as new troubled debt restructurings. There were no charge-offs related to restructured loans for the nine months ended September 30, 2022.
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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$21,485	$—	$21,485
Collateralized mortgage obligations	—	327,524	—	327,524
Mortgage-backed securities	—	97,156	—	97,156
Total	$—	$446,165	$—	$446,165

Derivative financial instruments:
Interest rate lock commitments	$—	$302	$—	$302
Forward mortgage-backed securities trades	—	240	—	240
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	5,660	—	5,660
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$35	$—	$35
Forward mortgage-backed securities trades	—	3	—	3
Loan customer counterparty	—	5,699	—	5,699
Financial institution counterparty	—	—	—	—

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$357,402	$—	$357,402
Mortgage-backed securities	—	99,100	—	99,100
Total available for sale securities	$—	$456,502	$—	$456,502

Derivative financial instruments:
Interest rate lock commitments	$—	$94	$—	$94
Forward mortgage-backed securities trades	—	31	—	31
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	5,522	—	5,522
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$6	$—	$6
Forward mortgage-backed securities trades	—	—	—	—
Loan customer counterparty	—	5,522	—	5,522
Financial institution counterparty	—	—	—	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment. For the three and nine months ended September 30, 2023, the Company had additions to other real estate owned of $8.6 million and $10.2 million, respectively, of which $8.2 million and $8.4 million, respectively, were outstanding as of September 30, 2023. For the three and nine months ended September 30, 2023, the Company had additions to impaired loans of $13.7 million and $36.3 million, respectively, of which $13.7 million and $20.3 million, respectively, were outstanding as of September 30, 2023. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2023 and remained outstanding at September 30, 2023 were not significant.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of September 30, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$512,239	$512,239	$—	$—	$512,239
Federal funds sold	234	234	—	—	234
Held to maturity securities	12,746,577	—	10,834,219	—	10,834,219
Loans held for sale	10,187	—	10,187	—	10,187
Loans held for investment, net of allowance	20,158,704	—	—	19,017,863	19,017,863
Loans held for investment - Warehouse Purchase Program	912,327	—	912,327	—	912,327
Other real estate owned	9,320	—	9,320	—	9,320
Liabilities
Deposits:
Noninterest-bearing	$10,281,893	$—	$10,281,893	$—	$10,281,893
Interest-bearing	17,030,907	—	16,984,181	—	16,984,181
Other borrowings	4,250,000	—	4,179,418	—	4,179,418
Securities sold under repurchase agreements	300,714	—	300,662	—	300,662

	As of December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$423,832	$423,832	$—	$—	$423,832
Federal funds sold	301	301	—	—	301
Held to maturity securities	14,019,503	—	12,387,125	—	12,387,125
Loans held for sale	554	—	554	—	554
Loans held for investment, net of allowance	17,817,077	—	—	17,550,309	17,550,309
Loans held for investment - Warehouse Purchase Program	740,620	—	740,620	—	740,620
Other real estate owned	1,963	—	1,963	—	1,963
Liabilities
Deposits:
Noninterest-bearing	$10,915,448	$—	$10,915,448	$—	$10,915,448
Interest-bearing	17,618,083	—	17,563,711	—	17,563,711
Other borrowings	1,850,000	—	1,850,000	—	1,850,000
Securities sold under repurchase agreements	428,134	—	428,061	—	428,061

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

SEPTEMBER 30, 2023

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

Other real estate owned— Other real estate owned is primarily foreclosed properties securing residential loans and commercial real estate loans. Foreclosed assets are adjusted to fair value less estimated costs to sell upon transfer of the loans to other real estate owned. Subsequently, these assets are carried at the lower of carrying value or fair value less estimated costs to sell. Other real estate carried at fair value based on an observable market price or a current appraised value is classified by the Company as Level 2. When management determines that the fair value of other real estate requires additional adjustments, either as a result of a non-current appraisal or when there is no observable market price, the Company classifies the other real estate as Level 3.

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2023. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the nine months ended September 30, 2023 and the year ended December 31, 2022 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2021	$3,231,636	$61,684
Less:
Amortization	—	(10,336)
Balance as of December 31, 2022	3,231,636	51,348
Less:
Amortization	—	(9,117)
Add:
First Bancshares Merger	164,823	25,322
Balance as of September 30, 2023	$3,396,459	$67,553

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of September 30, 2023, there was no impairment recorded on goodwill and core deposit intangibles.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $3.6 million and $2.6 million for the three months ended September 30, 2023 and 2022, respectively, and $9.1 million and $7.8 million for the nine months ended September 30, 2023 and 2022, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of September 30, 2023 is as follows (dollars in thousands):

Remaining 2023	$3,559
2024	12,813
2025	11,410
2026	10,376
2027	9,288
Thereafter	20,107
Total	$67,553

8. STOCK–BASED COMPENSATION

At September 30, 2023, Bancshares had one active stock-based incentive compensation plan with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by Bancshares' shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of September 30, 2023, 65,932 shares of restricted common stock have vested and 505,593 shares of unvested restricted stock have been issued under the 2020 Plan.

As of September 30, 2023, the Company had no stock options outstanding. Stock-based compensation expense related to restricted stock was $3.1 million and $2.9 million during the three months ended September 30, 2023 and 2022, respectively, and $9.1 million and $8.5 million during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $9.9 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.99 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of September 30, 2023 are summarized below. The Company’s future cash payments associated with its contractual obligations pursuant to the Federal Reserve's Bank Term Funding Program (“BTFP”) and Federal Home Loan Bank (“FHLB”) advances as of September 30, 2023 are summarized below. The future interest payments were calculated using the current rate in effect at September 30, 2023. Payments under the BTFP include interest of $102.8 million that will be due over the future periods. These payments do not include prepayment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank Term Funding Program	$3,102,848	—	—	—	$3,102,848
Federal Home Loan Bank advances	1,250,000	—	—	—	1,250,000
	$4,352,848	$—	$—	$—	$4,352,848

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income was $816 thousand and $807 thousand for the three months ended September 30, 2023 and 2022, and $2.3 million and $2.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, operating lease ROU assets and lease liabilities were approximately $38.6 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of September 30, 2023, the weighted average of remaining lease terms of the Company’s operating leases was 4.2 years. The weighted average discount rate used to determine the lease liabilities as of September 30, 2023 for the Company’s operating leases was 2.0%. Cash paid for the Company’s operating leases was $3.1 million and $2.7 million for the three months ended September 30, 2023 and 2022, respectively, and was $9.0 million and $8.1 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, the Company obtained $3.2 million in ROU assets in exchange for lease liabilities for seven operating leases, four of which, reflecting $2.7 million in ROU assets, were related to the Merger.

The Company’s future undiscounted cash payments associated with its operating leases as of September 30, 2023 are summarized below (dollars in thousands).

Remaining 2023	$2,696
2024	10,301
2025	9,737
2026	8,592
2027	5,569
2028	2,588
Thereafter	5,283
Total undiscounted lease payments	$44,766

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of September 30, 2023 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$72,215	$7,456	$1,100	$26	$80,797
Unused capacity on Warehouse Purchase Program loans	1,170,673	—	—	—	1,170,673
Commitments to extend credit	1,728,337	1,080,668	306,129	1,898,917	5,014,051
Total	$2,971,225	$1,088,124	$307,229	$1,898,943	$6,265,521

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At September 30, 2023 and December 31, 2022, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $36.5 million and $29.9 million, respectively. The increase in the allowance was primarily due to the Merger.

10. OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,
	2023			2022
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain (loss) during period	$951	$(200)	$751	$(1,813)	$380	$(1,433)
Total securities available for sale	951	(200)	751	(1,813)	380	(1,433)
Total other comprehensive income (loss)	$951	$(200)	$751	$(1,813)	$380	$(1,433)

	Nine Months Ended September 30,
	2023			2022
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain (loss) during period	$1,953	$(410)	$1,543	$(2,587)	$543	$(2,044)
Total securities available for sale	1,953	(410)	1,543	(2,587)	543	(2,044)
Total other comprehensive income (loss)	$1,953	$(410)	$1,543	$(2,587)	$543	$(2,044)

Activity in accumulated other comprehensive income (loss) associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2022	$(3,473)	$(3,473)
Other comprehensive income	1,543	1,543
Balance at September 30, 2023	$(1,930)	$(1,930)

Balance at December 31, 2021	$1,809	$1,809
Other comprehensive loss	(2,044)	(2,044)
Balance at September 30, 2022	$(235)	$(235)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2023 and December 31, 2022.

	September 30, 2023			December 31, 2022
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$19,296	$302	$35	$4,599	$94	$6
Forward mortgage-backed securities trades	28,250	240	3	5,250	31	—
Commercial loan interest rate swaps and caps:
Loan customer counterparty	67,535	—	5,699	93,214	—	5,522
Financial institution counterparty	67,535	5,660	—	93,214	5,522	—

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at September 30, 2023 and December 31, 2022 are presented in the following table.

	Weighted-Average Interest Rate
	September 30, 2023		December 31, 2022
	Received	Paid	Received	Paid
Loan customer counterparty	3.07%	6.79%	3.05%	5.18%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $5.7 million at September 30, 2023 and $5.5 million at December 31, 2022. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was zero at September 30, 2023. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was zero at September 30, 2023 and December 31, 2022.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2023	2022	2023	2022
	(Dollars in thousands)
Interest rate lock commitments	$(11)	$(264)	$103	$(269)
Forward mortgage-backed securities trades	510	343	668	822

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

Pursuant to the terms of the definitive agreement, Bancshares issued 3,583,370 shares of its common stock with a closing price of $62.62 per share plus approximately $91.5 million in cash for all outstanding shares of First Bancshares. As of September 30, 2023, the Company recognized goodwill of $164.8 million, which does not include all the subsequent fair value adjustments that have not yet been finalized. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. During the second quarter of 2023, the Company completed the operational conversion of FirstCapital Bank.

Pending Merger of Lone Star State Bancshares, Inc. — On October 11, 2022, Bancshares and Lone Star State Bancshares, Inc. (“Lone Star”) jointly announced the signing of a definitive merger agreement whereby Lone Star, the parent company of Lone Star State Bank of West Texas (“Lone Star Bank”), will merge with and into Bancshares. Lone Star Bank operates five banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of September 30, 2023, Lone Star, on a consolidated basis, reported total assets of $1.27 billion, total loans of $1.10 billion and total deposits of $1.11 billion.

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
•
increased competition for deposits and loans adversely affecting balances, rates and terms;
•
the timing, impact and other uncertainties of any future acquisitions, including the pending acquisition of Lone Star, and the Company’s ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the ability to enter new markets successfully and capitalize on growth opportunities;
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
•
acts of terrorism, an outbreak of hostilities, or other international or domestic calamities, civil unrest, insurrections, other political, economic or diplomatic developments, including those caused by public health issues, outbreaks of diseases and pandemics, weather or other acts of God and other matters beyond the Company’s control; and
•
other risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, or in the Company’s other reports and documents filed with the Securities and Exchange Commission.

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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation (“Bancshares”), is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank (the “Bank,” and together with Bancshares, the “Company”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of September 30, 2023, the Bank operated 285 full-service banking locations: 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 62 in the Dallas/Fort Worth area; 22 in the East Texas area; 32 in the Central Texas area including Austin and San Antonio; 44 in the West Texas area including Lubbock, Midland-Odessa, Abilene; Amarillo and Wichita Falls; 16 in the Bryan/College Station area, 6 in the Central Oklahoma area; 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $39.30 billion at September 30, 2023 compared with $37.69 billion at December 31, 2022, an increase of $1.61 billion or 4.3%. Total loans were $21.43 billion at September 30, 2023 compared with $18.84 billion at December 31, 2022, an increase of $2.59 billion or 13.8%. Total deposits were $27.31 billion at September 30, 2023 compared with $28.53 billion at December 31, 2022, a decrease of $1.22 billion or 4.3%. Total shareholders’ equity was $7.03 billion at September 30, 2023 compared with $6.70 billion at December 31, 2022, an increase of $333.3 million or 5.0%.

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

Pursuant to the terms of the definitive agreement, Bancshares issued 3,583,370 shares of its common stock with a closing price of $62.62 per share plus approximately $91.5 million in cash for all outstanding shares of First Bancshares. As of September 30, 2023, the Company recognized goodwill of $164.8 million which does not include all the subsequent fair value adjustments that have not yet been finalized. During the second quarter of 2023, the Company completed the operational conversion of FirstCapital Bank.

PENDING ACQUISITION

Pending Merger of Lone Star State Bancshares, Inc. — On October 11, 2022, Bancshares and Lone Star jointly announced the signing of a definitive merger agreement whereby Lone Star, the parent company of Lone Star State Bank of West Texas (“Lone Star Bank”), will merge with and into the Company. Lone Star Bank operates 5 banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of September 30, 2023, Lone Star, on a consolidated basis, reported total assets of $1.27 billion, total loans of $1.10 billion and total deposits of $1.11 billion.

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

Accounting for Acquired Loans and the Allowance for Acquired Credit Losses — The Company accounts for its acquisitions using the acquisition method of accounting. Accordingly, the assets, including loans, and liabilities of the acquired entity are recorded at their fair values at the acquisition date. The fair value estimates associated with acquired loans, based on a discounted cash flow model, include estimates related to market interest rates and undiscounted projections of future cash flows that incorporate expectations of prepayments and the amount and timing of principal, interest and other cash flows, as well as any shortfalls thereof. For further discussion of the methodology used in the determination of the allowance for credit losses for acquired loans, see “Financial Condition—Allowance for Credit Losses on Loans” below. For further discussion of the Company’s acquisition and loan accounting, see Note 5 to the consolidated financial statements.

RESULTS OF OPERATIONS

Net income available to common shareholders was $112.2 million for the quarter ended September 30, 2023 compared with $135.8 million for the same period in 2022. The change was primarily due to an increase in interest expense and noninterest expense, partially offset by increases in loan interest income and noninterest income. Net income per diluted common share was $1.20 for the quarter ended September 30, 2023 compared with $1.49 for the same period in 2022. The Company posted annualized returns on average common equity of 6.39% and 8.24%, annualized returns on average assets of 1.13% and 1.45% and efficiency ratios of 48.74% and 41.38% for the quarters ended September 30, 2023 and 2022, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding net gains and losses on the sale or write down of assets and securities) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale or write-down of assets and securities are not included. Additionally, taxes are not part of this calculation.

Net income available to common shareholders was $323.8 million for the nine months ended September 30, 2023 compared with $386.6 million for the same period in 2022. The change was primarily due to lower net interest income, merger related provision for credit losses of $18.5 million and merger related expenses of $14.9 million. Net income per diluted common share was $3.50 for the nine months ended September 30, 2023 compared with $4.22 for the same period in 2022, and was also impacted by merger related provision and expenses. The Company posted annualized returns on average common equity of 6.25% and 7.88%, annualized returns on average assets of 1.11% and 1.37% and efficiency ratios of 48.50% and 42.70% for the nine months ended September 30, 2023 and 2022, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended September 30, 2023

Net interest income before the provision for credit losses was $239.5 million for the quarter ended September 30, 2023, a decrease of $21.2 million or 8.1%, compared with $260.7 million for the same period in 2022. The change was primarily due to an increase in average balance and average rate on other borrowings and an increase in the average rates on interest-bearing deposits, partially offset by an increase in the average balances and average rates on loans.

Interest income on loans was $308.7 million for the quarter ended September 30, 2023, an increase of $98.4 million or 46.8%, compared with $210.3 million for the same period in 2022. The increase was due to an increase in both the average balances and average rates on loans.

Interest income on securities was $70.0 million for the quarter ended September 30, 2023, an increase of $1.2 million or 1.8%, compared with $68.8 million for the same period in 2022, primarily due to an increase in the average rates on investment securities.

Average interest-bearing liabilities were $21.98 billion for the quarter ended September 30, 2023, an increase of $2.42 billion or 12.3%, compared with $19.57 billion for the same period in 2022, primarily due to an increase in other borrowings partially offset by a decrease in interest-bearing deposits. The average rate on interest-bearing liabilities was 2.54% for the quarter ended September 30, 2023, an increase of 216 basis points, compared with 0.38% for the same period in 2022.

The net interest margin on a tax-equivalent basis was 2.72% for the quarter ended September 30, 2023, a decrease of 39 basis points compared with 3.11% for the same period in 2022. The change was primarily due to an increase in the average balance and average rate on other borrowings and an increase in the average rates on interest-bearing deposits, partially offset by an increase in the average balance and average rate on loans held for investment.

For the Nine Months Ended September 30, 2023

Net interest income before the provision for credit losses was $719.5 million for the nine months ended September 30, 2023, a decrease of $29.6 million or 4.0%, compared with $749.1 million for the same period in 2022. The change was primarily due to an increase in the average balance and average rate on other borrowings and an increase in average rates on interest-bearing deposits, partially offset by an increase in the average balance and average rate on loans held for investment.

Interest income on loans was $842.4 million for the nine months ended September 30, 2023, an increase of $246.4 million or 41.3%, compared with $596.1 million for the same period in 2022. The change was due to an increase in both the average balance and average rate on loans held for investment.

Interest income on securities was $215.2 million for the nine months ended September 30, 2023, an increase of $27.3 million or 14.6%, compared with $187.9 million for the same period in 2022, primarily due to an increase in the average rates on investment securities, partially offset by a decrease in the average balances on investment securities.

Average interest-bearing liabilities were $21.55 billion for the nine months ended September 30, 2023, an increase of $1.41 billion or 7.0%, compared with $20.14 billion for the same period in 2022, primarily due to an increase in other borrowings partially offset by a decrease in interest-bearing deposits. The average rate on interest-bearing liabilities was 2.16% for the nine months ended September 30, 2023, an increase of 191 basis points, compared with 0.25% for the same period in 2022.

The net interest margin on a tax-equivalent basis was 2.79% for the nine months ended September 30, 2023, a decrease of 20 basis points, compared with 2.99% for the nine months ended September 30, 2022. The change was primarily due to an increase in the average balance and average rate on other borrowings and an increase in the average rates on interest-bearing deposits, partially offset by an increase in the average balances and average rates on loans held for investment and an increase in average rates on investment securities.

The following tables present, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities and the resultant rates. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables as loans carrying a zero yield.

	Three Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$9,832	$162	6.54%	$4,136	$57	5.47%
Loans held for investment	20,496,075	290,566	5.62%	17,275,866	199,417	4.58%
Loans held for investment - Warehouse Purchase Program	972,936	17,950	7.32%	938,589	10,794	4.56%
Total loans	21,478,843	308,678	5.70%	18,218,591	210,268	4.58%
Investment securities	13,512,137	69,987	2.05%	14,962,847	68,761	1.82%
Federal funds sold and other earning assets	125,690	1,689	5.33%	87,859	525	2.37%
Total interest-earning assets	35,116,670	380,354	4.30%	33,269,297	279,554	3.33%
Allowance for credit losses on loans	(343,967)			(283,244)
Noninterest-earning assets	4,829,336			4,480,512
Total assets	$39,602,039			$37,466,565

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,768,485	$5,182	0.43%	$6,155,511	$2,345	0.15%
Savings and money market deposits	8,977,824	44,446	1.96%	10,172,986	9,479	0.37%
Certificates and other time deposits	3,172,178	26,441	3.31%	2,185,529	2,845	0.52%
Other borrowings	4,671,449	62,190	5.28%	577,828	3,719	2.55%
Securities sold under repurchase agreements	389,149	2,533	2.58%	473,584	487	0.41%
Subordinated debentures	2,578	38	5.85%	—	—	—
Total interest-bearing liabilities	21,981,663	140,830	2.54%	19,565,438	18,875	0.38%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	10,269,162			11,048,856
Allowance for credit losses on off-balance sheet credit exposures	36,504			29,947
Other liabilities	290,217			231,812
Total liabilities	32,577,546			30,876,053
Shareholders' equity	7,024,493			6,590,512
Total liabilities and shareholders' equity	$39,602,039			$37,466,565

Net interest rate spread			1.76%			2.95%
Net interest income and margin (2) (3)		$239,524	2.71%		$260,679	3.11%
Net interest income and margin (tax equivalent) (4)		$240,524	2.72%		$261,137	3.11%

(1)
Annualized and based on average balances on an actual 365-day basis for the three months ended September 30, 2023 and 2022.
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

	Nine Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$5,389	$267	6.62%	$3,980	$137	4.60%
Loans held for investment	19,546,826	797,861	5.46%	16,931,422	564,736	4.46%
Loans held for investment - Warehouse Purchase Program	831,143	44,306	7.13%	1,153,762	31,190	3.61%
Total loans	20,383,358	842,434	5.53%	18,089,164	596,063	4.41%
Investment securities	13,937,483	215,225	2.06%	14,579,521	187,883	1.72%
Federal funds sold and other earning assets	290,275	10,452	4.81%	913,923	2,297	0.34%
Total interest-earning assets	34,611,116	1,068,111	4.13%	33,582,608	786,243	3.13%
Allowance for credit losses on loans	(303,518)			(284,486)
Noninterest-earning assets	4,722,064			4,462,318
Total assets	$39,029,662			$37,760,440

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$5,260,463	$12,765	0.32%	$6,453,810	$6,951	0.14%
Savings and money market deposits	9,235,646	122,992	1.78%	10,579,351	17,978	0.23%
Certificates and other time deposits	2,627,402	51,619	2.63%	2,409,251	7,135	0.40%
Other borrowings	4,001,994	153,937	5.14%	232,253	4,169	2.40%
Securities sold under repurchase agreements	419,304	7,310	2.33%	462,994	916	0.26%
Subordinated debentures	1,375	38	3.69%	—	—	—
Total interest-bearing liabilities	21,546,184	348,661	2.16%	20,137,659	37,149	0.25%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	10,310,878			10,848,605
Allowance for credit losses on off-balance sheet credit exposures	32,181			29,947
Other liabilities	232,903			198,196
Total liabilities	32,122,146			31,214,407
Shareholders' equity	6,907,516			6,546,033
Total liabilities and shareholders' equity	$39,029,662			$37,760,440

Net interest rate spread			1.97%			2.88%
Net interest income and margin (2) (3)		$719,450	2.78%		$749,094	2.98%
Net interest income and margin (tax equivalent) (4)		$722,316	2.79%		$750,469	2.99%

(1)
Annualized and based on average balances on an actual 365-day basis for the nine months ended September 30, 2023 and 2022.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023 vs. 2022			2023 vs. 2022
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$78	$27	$105	$49	$81	$130
Loans held for investment (1)	37,171	53,978	91,149	87,235	145,890	233,125
Loans held for investment - Warehouse Purchase Program	395	6,761	7,156	(8,721)	21,837	13,116
Investment securities (1)	(6,667)	7,893	1,226	(8,274)	35,616	27,342
Federal funds sold and other earning assets	226	938	1,164	(1,567)	9,722	8,155
Total increase in interest income	31,203	69,597	100,800	68,722	213,146	281,868

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(528)	3,365	2,837	(1,286)	7,100	5,814
Savings and money market deposits	(1,114)	36,081	34,967	(2,283)	107,297	105,014
Certificates and other time deposits (1)	1,284	22,312	23,596	646	43,838	44,484
Other borrowings	26,347	32,124	58,471	67,668	82,100	149,768
Securities sold under repurchase agreements	(88)	2,134	2,046	(86)	6,480	6,394
Subordinated debentures	38	—	38	38	—	38
Total increase in interest expense	25,939	96,016	121,955	64,697	246,815	311,512
Increase (decrease) in net interest income	$5,264	$(26,419)	$(21,155)	$4,025	$(33,669)	$(29,644)

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

There was no provision for credit losses for the three months ended September 30, 2023 and a provision for credit losses of $18.5 million for the nine months ended September 30, 2023 compared to no provision for credit losses for the three and nine months ended September 30, 2022. As a result of the loans acquired in the Merger, the nine months ended September 30, 2023 included a $12.0 million provision for credit losses on loans and a $6.5 million provision for credit losses on off-balance sheet credit exposures.

Net charge-offs were $3.4 million for the quarter ended September 30, 2023 compared with net charge-offs of $1.8 million for the quarter ended September 30, 2022. Net charge-offs for the three months ended September 30, 2023 included $298 thousand related to resolved PCD loans. Additionally, reserves on PCD loans increased by $9.7 million due to revised Day One accounting for PCD loans at the time of the Merger. Further, $12.5 million of reserves on resolved PCD loans was released to the general reserve.

Net charge-offs were $18.9 million for the nine months ended September 30, 2023 compared with $4.2 million for the nine months ended September 30, 2022. Net charge-offs for the nine months ended September 30, 2023 included $15.0 million related to one commercial real estate loan obtained in a previous merger. Additionally, reserves on PCD loans increased by $76.8 million due to the Merger and $16.2 million of reserves on resolved PCD loans was released to the general reserve.

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

Noninterest income totaled $38.7 million for the three months ended September 30, 2023 compared with $34.7 million for the same period in 2022, an increase of $4.1 million or 11.7%, primarily due to increases in other noninterest income, bank owned life insurance income, mortgage income and debit card fee income. Noninterest income totaled $116.7 million for the nine months ended September 30, 2023 compared with $107.4 million for the same period in 2022, an increase of $9.3 million or 8.7%, primarily due to increases in credit card, debit card and ATM card income, trust income, other noninterest income and the Merger.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Nonsufficient funds fees	$8,719	$8,887	$25,326	$25,495
Credit card, debit card and ATM card income	9,285	8,889	27,157	25,948
Service charges on deposit accounts	6,262	6,222	18,266	18,798
Trust income	3,326	3,174	9,909	8,752
Mortgage income	857	340	1,756	1,297
Brokerage income	1,067	940	3,216	2,749
Bank owned life insurance income	1,864	1,214	4,771	3,790
Net (loss) gain on sale or write-down of assets	(45)	50	2,070	1,847
Other	7,408	4,972	24,226	18,728
Total noninterest income	$38,743	$34,688	$116,697	$107,404

Noninterest Expense

Noninterest expense totaled $135.7 million for the quarter ended September 30, 2023 compared with $122.2 million for the quarter ended September 30, 2022, an increase of $13.4 million or 11.0%, primarily due to the Merger. Noninterest expense totaled $404.5 million for the nine months ended September 30, 2023 compared with $364.9 million for the nine months ended September 30, 2022, an increase of $39.6 million or 10.8%, primarily due to the Merger.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Salaries and employee benefits (1)	$85,423	$79,578	$247,944	$239,360
Non-staff expenses:
Net occupancy and equipment	9,464	8,412	26,424	24,299
Credit and debit card, data processing and software amortization	10,919	9,516	30,829	27,611
Regulatory assessments and FDIC insurance	5,155	2,807	15,225	8,508
Core deposit intangibles amortization	3,576	2,577	9,117	7,778
Depreciation	4,585	4,436	13,676	13,522
Communications (2)	3,686	3,374	10,841	9,499
Net other real estate income (3)	(581)	(15)	(1,033)	(213)
Merger related expenses	1,104	—	14,855	—
Other	12,326	11,529	36,649	34,578
Total noninterest expense	$135,657	$122,214	$404,527	$364,942

(1)
Includes stock-based compensation expense of $3.1 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively, and $9.1 million and $8.5 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)
Communications expense includes telephone, data circuits, postage and courier expenses.
(3)
Net other real estate income is comprised of rental expense, rental income and gains and losses on sales of real estate.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense totaled $30.4 million for the three months ended September 30, 2023 compared with $37.3 million for the same period in 2022, a decrease of $6.9 million or 18.6%. Income tax expense totaled $89.2 million for the nine months ended September 30, 2023 compared with $104.9 million for the same period in 2022, a decrease of $15.7 million or 14.9%. The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was 21.3% and 21.6%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 was 21.6% and 21.3%, respectively.

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

	September 30, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$10,187	$—	$—	$—	$10,187

Commercial and industrial	1,628,627	621,265	243,241	109,895	2,603,028
Warehouse purchase program	912,327	—	—	—	912,327
Real estate:
Construction, land development and other land loans	2,824,902	123,484	5,614	246,479	3,200,479
1-4 family residential (includes home equity)	7,006,106	221,223	759,331	5,244	7,991,904
Commercial real estate (includes multi-family residential)	4,156,222	341,812	880,669	228,134	5,606,837
Farmland	551,811	9,000	22,465	11,906	595,182
Agriculture	153,580	33,499	10,446	9,226	206,751
Consumer and other	273,246	16,162	16,513	97	306,018
Total loans held for investment	17,506,821	1,366,445	1,938,279	610,981	21,422,526
Total	$17,517,008	$1,366,445	$1,938,279	$610,981	$21,432,713

	December 31, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$554	$—	$—	$—	$554

Commercial and industrial	1,711,433	730,969	137,272	15,068	2,594,742
Warehouse purchase program	740,620	—	—	—	740,620
Real estate:
Construction, land development and other land loans	2,672,903	126,607	5,759	169	2,805,438
1-4 family residential (includes home equity)	5,918,995	232,975	588,700	—	6,740,670
Commercial real estate (includes multi-family residential)	3,967,943	410,834	562,834	44,600	4,986,211
Farmland	498,512	5,740	13,658	185	518,095
Agriculture	140,838	29,041	59	—	169,938
Consumer and other	245,131	29,436	8,992	—	283,559
Total loans held for investment	15,896,375	1,565,602	1,317,274	60,022	18,839,273
Total	$15,896,929	$1,565,602	$1,317,274	$60,022	$18,839,827

At September 30, 2023, total loans were $21.43 billion, an increase of $2.59 billion or 13.8%, compared with $18.84 billion at December 31, 2022. Loans at September 30, 2023 included $10.2 million of loans held for sale and $912.3 million of Warehouse Purchase Program loans compared with $554 thousand of loans held for sale and $740.6 million of Warehouse Purchase Program loans at December 31, 2022. At September 30, 2023, loans represented 54.5% of total assets compared with 50.0% of total assets at December 31, 2022.

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

Nonperforming assets increased $42.0 million to $69.5 million at September 30, 2023 compared with $27.5 million at December 31, 2022, of which $32.9 million and $9.1 million, respectively, were attributable to acquired loans.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated:

	September 30, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(3)	$26,871	$2,738	$8,683	$21,437	$59,729
Accruing loans 90 or more days past due	397	—	—	—	397
Total nonperforming loans	27,268	2,738	8,683	21,437	60,126
Repossessed assets	35	—	—	—	35
Other real estate	9,320	—	—	—	9,320
Total nonperforming assets	$36,623	$2,738	$8,683	$21,437	$69,481

Nonperforming assets to total loans and other real estate	0.21%	0.20%	0.45%	3.51%	0.32%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.22%	0.20%	0.45%	3.51%	0.34%
Nonaccrual loans to total loans	0.15%	0.20%	0.45%	3.51%	0.28%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.16%	0.20%	0.45%	3.51%	0.29%

	December 31, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (2)(3)	$10,544	$2,138	$6,764	$168	$19,614
Accruing loans 90 or more days past due	5,917	—	—	—	5,917
Total nonperforming loans	16,461	2,138	6,764	168	25,531
Repossessed assets	—	—	—	—	—
Other real estate	1,963	—	-	—	1,963
Total nonperforming assets	$18,424	$2,138	$6,764	$168	$27,494

Nonperforming assets to total loans and other real estate	0.12%	0.14%	0.51%	0.28%	0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.12%	0.14%	0.51%	0.28%	0.15%
Nonaccrual loans to total loans	0.07%	0.14%	0.51%	0.28%	0.10%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.07%	0.14%	0.51%	0.28%	0.11%

(1)
ASU 2022-02 became effective for the Company on January 1, 2023.
(2)
Includes troubled debt restructurings of $4.6 million as of December 31, 2022.
(3)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

Nonperforming assets were 0.32% of total loans and other real estate at September 30, 2023 and 0.15% of total loans and other real estate at December 31, 2022. The allowance for credit losses on loans as a percentage of total nonperforming loans was 584.6% at September 30, 2023 and 1,102.9% at December 31, 2022.

Allowance for Credit Losses on Loans

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses on loans which it believes is adequate as of September 30, 2023 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

	As of and for the Nine Months Ended September 30, 2023
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$16,955,872	$3,427,486	$20,383,358
Gross loans outstanding at end of period	$17,517,008	$3,915,705	$21,432,713
Allowance for credit losses on loans at beginning of period	$209,467	$72,109	$281,576
Initial allowance on loans purchased with credit deterioration	—	76,793	76,793
Provision for credit losses	28,847	(16,863)	11,984
Charge-offs:
Commercial and industrial	(2,478)	(725)	(3,203)
Real estate and agriculture	(15,870)	—	(15,870)
Consumer and other	(4,012)	(54)	(4,066)
Recoveries:
Commercial and industrial	1,636	1,285	2,921
Real estate and agriculture	389	295	684
Consumer and other	650	26	676
Net (charge-offs) recoveries(1)	(19,685)	827	(18,858)
Allowance for credit losses on loans at end of period	$218,629	$132,866	$351,495
Ratio of allowance to end of period loans	1.25%	3.39%	1.64%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.32%	3.39%	1.71%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.15%	(0.03%)	0.12%
Ratio of allowance to end of period nonperforming loans	801.8%	404.4%	584.6%
Ratio of allowance to end of period nonaccrual loans	813.6%	404.4%	588.5%

	As of and for the Nine Months Ended September 30, 2022
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$14,173,656	$3,915,508	$18,089,164
Gross loans outstanding at end of period	$15,398,640	$3,107,648	$18,506,288
Allowance for credit losses on loans at beginning of period	$186,736	$99,644	$286,380
Provision for credit losses	15,228	(15,228)	—
Charge-offs:
Commercial and industrial	(863)	(54)	(917)
Real estate and agriculture	(904)	(760)	(1,664)
Consumer and other	(3,896)	(165)	(4,061)
Recoveries:
Commercial and industrial	961	154	1,115
Real estate and agriculture	576	21	597
Consumer and other	675	54	729
Net (charge-offs) recoveries(1)	(3,451)	(750)	(4,201)
Allowance for credit losses on loans at end of period	$198,513	$83,666	$282,179
Ratio of allowance to end of period loans	1.29%	2.69%	1.52%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.37%	2.69%	1.60%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.03%	0.03%	0.03%
Ratio of allowance to end of period nonperforming loans	2,176.2%	931.2%	1,558.4%
Ratio of allowance to end of period nonaccrual loans	2,221.0%	951.7%	1,591.6%

(1)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $22.4 million during the nine months ended September 30, 2023. Partially offsetting these charge-offs were recoveries on originated loans of $2.7 million. Gross charge-offs on acquired loans were $779 thousand during the nine months ended September 30, 2023. Offsetting these charge-offs were recoveries on acquired loans of $1.6 million. Total charge-offs for the nine months ended September 30, 2023 were $23.1 million, partially offset by total recoveries of $4.3 million. Net charge-offs for the nine months ended September 30, 2023 included $15.0 million related to one commercial real estate loan.

The following table shows the allocation of the net charge-offs among various categories of loans as of the dates indicated.

	Nine Months Ended September 30
	2023		2022
	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)
	(Dollars in thousands)
Balance of net (charge-offs) recoveries applicable to:
Commercial and industrial	$(282)	0.00%	$198	0.00%
Real estate:
Construction, land development and other land loans	(32)	0.00%	(421)	0.00%
1-4 family residential (including home equity)	288	0.00%	147	0.00%
Commercial real estate (including multi-family residential)	(15,526)	0.10%	(786)	0.01%
Agriculture (includes farmland)	84	0.00%	(7)	0.00%
Consumer and other	(3,390)	0.02%	(3,332)	0.02%
Total net (charge-offs) recoveries	$(18,858)	0.12%	$(4,201)	0.03%

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

	September 30, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$30,283	$21,324	$6,707	$23,370	$81,684	12.7%
Real estate	176,145	8,938	16,285	51,236	252,604	81.9%
Agriculture and agriculture real estate	7,137	791	369	3,106	11,403	3.9%
Consumer and other	5,064	465	255	20	5,804	1.5%
Total allowance for credit losses on loans	$218,629	$31,518	$23,616	$77,732	$351,495	100.0%

	December 31, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$30,837	$25,736	$5,091	$655	$62,319	14.3%
Real estate	167,270	10,225	11,978	16,447	205,920	80.3%
Agriculture and agriculture real estate	6,845	731	111	12	7,699	3.8%
Consumer and other	4,515	917	206	—	5,638	1.6%
Total allowance for credit losses on loans	$209,467	$37,609	$17,386	$17,114	$281,576	100.0%

(1)
Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

The allowance for credit losses on loans totaled $351.5 million at September 30, 2023 compared to $281.6 million at December 31, 2022, an increase of $69.9 million or 24.8%, primarily due to the Merger. The allowance for credit losses on loans totaled 1.64% of total loans at September 30, 2023 and 1.49% of total loans at December 31, 2022.

At September 30, 2023, $218.6 million of the allowance for credit losses on loans was attributable to originated loans, an increase of $9.2 million or 4.4% compared with $209.5 million of the allowance at December 31, 2022. At September 30, 2023, $31.5 million of the allowance for credit losses on loans was attributable to re-underwritten acquired loans compared with $37.6 million of the allowance at December 31, 2022, a decrease of $6.1 million or 16.2%. At September 30, 2023, $23.6 million of the allowance for credit losses on loans was attributable to Non-PCD loans compared with $17.4 million of the allowance at December 31, 2022, an increase of $6.2 million or 35.8%. At September 30, 2023, $77.7 million of the allowance for credit losses on loans was attributable to PCD loans compared with $17.1 million of the allowance at December 31, 2022, an increase of $60.6 million or 354.2%.

At September 30, 2023, the Company had $30.9 million of total outstanding accretable discounts on Non-PCD loans and PCD loans. The Company believes that the allowance for credit losses on loans at September 30, 2023 is adequate to absorb expected lifetime losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at September 30, 2023.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancelable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of September 30, 2023 and December 31, 2022, the Company had $36.5 million and $29.9 million, respectively, in allowance for credit losses on off-balance sheet credit exposures, with the increase due to the Merger. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

The following table represents a rollforward of the allowance for credit losses on off-balance sheet credit exposures for the periods shown.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$36,503	$29,947	$29,947	$29,947
Provision for credit losses on off-balance sheet credit exposures	—	—	6,556	—
Balance at end of period	$36,503	$29,947	$36,503	$29,947

Securities

The carrying cost of securities totaled $13.19 billion at September 30, 2023 compared with $14.48 billion at December 31, 2022, a decrease of $1.28 billion or 8.9%. At September 30, 2023, securities represented 33.6% of total assets compared with 38.4% of total assets at December 31, 2022.

The amortized cost and fair value of investment securities were as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$20,698	$1,652	$(865)	$21,485
Collateralized mortgage obligations	329,465	1,018	(2,959)	327,524
Mortgage-backed securities	98,445	22	(1,311)	97,156
Total	$448,608	$2,692	$(5,135)	$446,165
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,571	$—	$(208)	$7,363
States and political subdivisions	113,786	228	(4,723)	109,291
Corporate debt securities	12,000	—	(4,560)	7,440
Collateralized mortgage obligations	271,570	—	(29,507)	242,063
Mortgage-backed securities	12,341,650	64	(1,873,652)	10,468,062
Total	$12,746,577	$292	$(1,912,650)	$10,834,219

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$359,251	$1,190	$(3,039)	$357,402
Mortgage-backed securities	101,647	93	(2,640)	99,100
Total	$460,898	$1,283	$(5,679)	$456,502
Held to Maturity
States and political subdivisions	$122,361	$868	$(3,255)	$119,974
Corporate debt securities	12,000	—	(2,520)	9,480
Collateralized mortgage obligations	271,727	377	(22,922)	249,182
Mortgage-backed securities	13,613,415	2,575	(1,607,501)	12,008,489
Total	$14,019,503	$3,820	$(1,636,198)	$12,387,125

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

As of September 30, 2023, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2023, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of September 30, 2023 the Company’s municipal securities represent 0.9% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of September 30, 2023, management believes that there is no potential for material credit losses on held to maturity securities.

Deposits

Total deposits were $27.31 billion at September 30, 2023 compared with $28.53 billion at December 31, 2022, a decrease of $1.22 billion or 4.3%. At September 30, 2023, noninterest-bearing deposits totaled $10.28 billion, a decrease of $633.6 million or 5.8% compared with $10.92 billion at December 31, 2022. Interest-bearing deposits totaled $17.03 billion at September 30, 2023 compared with $17.62 billion at December 31, 2022, a decrease of $587.2 million or 3.3%. The changes were primarily due to a decrease in business deposits and public fund deposits, partially offset by an increase in Merger acquired deposits.

Average deposits for the nine months ended September 30, 2023 were $27.43 billion, a decrease of $2.86 billion or 9.4%, compared with $30.29 billion for the nine months ended September 30, 2022. The ratio of average interest-bearing deposits to total average deposits was 62.4% and 64.2% during the first nine months of 2023 and 2022, respectively.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Nine Months Ended September 30,
	2023		2022
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$5,260,463	0.32%	$6,453,810	0.14%
Regular savings	3,241,991	0.70%	3,541,681	0.14%
Money market savings	5,993,655	2.36%	7,037,670	0.27%
Certificates, IRAs and other time deposits	2,627,402	2.63%	2,409,251	0.40%
Total interest-bearing deposits	17,123,511	1.46%	19,442,412	0.22%
Noninterest-bearing demand deposits	10,310,878		10,848,605
Total deposits	$27,434,389	0.91%	$30,291,017	0.14%

(1)
Annualized and based on average balances on an actual 365-day basis for the nine months ended September 30, 2023 and 2022.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Bank Term Funding Program	$3,000,000	$—
FHLB advances	1,250,000	1,850,000
Total other borrowings	4,250,000	1,850,000
Securities sold under repurchase agreements	300,714	428,134
Total	$4,550,714	$2,278,134

Bank Term Funding Program— During the second quarter of 2023, the Bank participated in the Federal Reserve's Bank Term Funding Program (“BTFP”). At September 30, 2023, the Bank had secured borrowing capacity of $3.08 billion collateralized by the par value of pledged securities totaling $3.08 billion. At September 30, 2023, the balance outstanding was $3.00 billion consisting of three term advances maturing in May 2024 and June 2024, at a weighted average interest rate of 5.13%. Under the BTFP program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par. Eligible depository institutions can request advances under the BTFP until at least March 11, 2024.

FHLB advances and long-term notes payable— The Company has an available line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2023, the Company had total borrowing capacity of $10.7 billion under this line. FHLB advances of $1.25 billion were outstanding at September 30, 2023, at a weighted average interest rate of 5.51%. At September 30, 2023, the Company had no FHLB long-term notes payable.

Securities sold under repurchase agreements— At September 30, 2023, the Company had $300.7 million in securities sold under repurchase agreements with banking customers compared with $428.1 million at December 31, 2022, a decrease of $127.4 million or 29.8%. Repurchase agreements are generally settled on the following business day; however, approximately $3.0 million of the repurchase agreements outstanding at September 30, 2023 have maturity dates ranging from 12 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Subordinated debentures— On May 1, 2023, in connection with the acquisition of First Bancshares, the Company assumed the obligation related to $3.09 million of Floating Rate Junior Subordinated Deferrable Interest Debentures and trust preferred securities (the "Subordinated Debentures"), which the Company redeemed on September 18, 2023. Accordingly, as of September 30, 2023, the Company had no Subordinated Debentures outstanding.

LIBOR Transition

On September 30, 2021, the Company began transitioning away from London Inter-Bank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) or other alternative variable rate indexes for its interest-rate swaps and loans historically using LIBOR as an index. As of December 31, 2022, LIBOR was used as an index rate for approximately 88.2% of the Company’s interest-rate swaps and approximately 1.5% of the Company’s loan portfolio. As of September 30, 2023, the Company's interest rate swaps and loan portfolio used SOFR as the index rate.

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

As of September 30, 2023, the Company had outstanding $5.01 billion in commitments to extend credit, $80.8 million in commitments associated with outstanding standby letters of credit and $1.17 billion in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase

Program loans and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2023, the Company had cash and cash equivalents of $512.5 million compared with $424.1 million at December 31, 2022, an increase of $88.3 million or 20.8%. The increase was primarily due to net proceeds from short-term borrowings of $2.20 billion, net proceeds from maturities and principal paydowns of investment securities of $1.50 billion and net cash provided by operating activities of $618.4 million, partially offset by a decrease in deposits of $2.80 billion, a net increase in loans of $989.9 million, payment of cash dividends of $153.2 million, repurchase of common stock of $72.2 million, a decrease in securities sold under repurchase agreements of $177.3 million and net cash used in the purchase of First Bancshares of $24.4 million.

Share Repurchases

On January 17, 2023, the Company announced a stock repurchase program under which up to 5%, or approximately 4.6 million shares, of Bancshares outstanding common stock may be acquired over a one-year period expiring on January 17, 2024, at the discretion of management. Under the stock repurchase program, Bancshares may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. Under its 2023 stock repurchase program, Bancshares repurchased zero shares of its common stock during the three months ended September 30, 2023 and approximately 1.21 million shares of its common stock at an average weighted price of $59.88 per share during the nine months ended September 30, 2023.

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of September 30, 2023 are summarized below.

Borrowings

The Company’s future cash payments associated with the Federal Reserve's BTFP and FHLB advances as of September 30, 2023 are summarized below. The future interest payments were calculated using the current rate in effect at September 30, 2023. Payments under the BTFP include interest of $102.8 million that will be due over the future periods. These payments do not include prepayment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank Term Funding Program	$3,102,848	—	—	—	$3,102,848
Federal Home Loan Bank advances	1,250,000	—	—	—	1,250,000
	$4,352,848	$—	$—	$—	$4,352,848

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company has one sublease arrangement. Sublease income was $816 thousand and $807 thousand for the three months ended September 30, 2023 and 2022 and $2.3 million and $2.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, operating lease ROU assets and lease liabilities were approximately $38.6 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of September 30, 2023, the weighted average of remaining lease terms of the Company’s operating leases was 4.2 years. The weighted average discount rate used to determine the lease liabilities as of September 30, 2023 for the Company’s operating leases was 2.0%. Cash paid for the Company’s operating leases was $3.1 million and $2.7 million for the three months ended September 30, 2023 and 2022, respectively, and $9.0 million and $8.1 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, the Company obtained $3.2 million in ROU assets in exchange for lease liabilities for seven operating leases, four of which, reflecting $2.7 million in ROU assets, were related to the Merger.

The Company’s future undiscounted cash payments associated with its operating leases as of September 30, 2023 are summarized below (dollars in thousands).

Remaining 2023	$2,696
2024	10,301
2025	9,737
2026	8,592
2027	5,569
2028	2,588
Thereafter	5,283
Total undiscounted lease payments	$44,766

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit expiring by period as of September 30, 2023 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$72,215	$7,456	$1,100	$26	$80,797
Unused capacity on Warehouse Purchase Program loans	1,170,673	—	—	—	1,170,673
Commitments to extend credit	1,728,337	1,080,668	306,129	1,898,917	5,014,051
Total	$2,971,225	$1,088,124	$307,229	$1,898,943	$6,265,521

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At September 30, 2023 and December 31, 2022, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $36.5 million and $29.9 million, respectively. The increase in the allowance was due to the Merger.

Capital Resources

Total shareholders’ equity was $7.03 billion at September 30, 2023 compared with $6.70 billion at December 31, 2022, an increase of $333.3 million or 5.0%. The increase was primarily the result of the common stock issuance in connection with the Merger of $224.3 million and net income of $323.8 million, partially offset by dividend payments of $153.2 million and common stock repurchases of $72.2 million.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of September 30, 2023, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of September 30, 2023:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of September 30, 2023
The Company
CET1 capital (to risk-weighted assets)	4.50%		7.00%	N/A	14.98%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	N/A	14.98%
Total capital (to risk-weighted assets)	8.00%		10.50%	N/A	16.05%
Tier 1 capital (to average assets) (leverage)	4.00%	(1)	4.00%	N/A	10.03%

The Bank
CET1 capital (to risk-weighted assets)	4.50%		7.00%	6.50%	14.92%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	8.00%	14.92%
Total capital (to risk-weighted assets)	8.00%		10.50%	10.00%	16.00%
Tier 1 capital (to average assets) (leverage)	4.00%	(2)	4.00%	5.00%	9.99%

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None.

b. None.

c. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” in Item 2 of Part I of this report for information regarding Bancshares’ stock repurchase program. No repurchases of Bancshares’ common stock were made during the third quarter of 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

c. During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019 (File No. 001-35388))

4.1	Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (formatted as Inline XBRL and contained in Exhibits 101)

* Filed with this Quarterly Report on Form 10-Q.

** Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 11/3/2023	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 11/3/2023	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer