Form 10-K
period 2023-12-31
PROSPERITY BANCSHARES INC
filed 2024-02-28
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the shares of common stock held by non-affiliates as of June 30, 2023, based on the closing price of the common stock on the New York Stock Exchange on June 30, 2023 was approximately $5.08 billion.

As of February 26, 2024, the number of outstanding shares of common stock was 93,529,541.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2024 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2023, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PROSPERITY BANCSHARES, INC.®

2023 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of December 31, 2023, the Bank operated 285 full service banking locations: 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 62 in the Dallas/Fort Worth area; 22 in the East Texas area; 32 in the Central Texas area including Austin and San Antonio; 44 in the West Texas area including Lubbock, Midland-Odessa, Abilene; Amarillo and Wichita Falls; 16 in the Bryan/College Station area, 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com.

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

In addition to internal growth, the Company completed the following acquisitions within the last ten years (through December 31, 2023):

Acquired Entity	Acquired Bank	Completion Date	Number of Banking Centers Acquired (1)
East Texas Financial Services, Inc.	Firstbank	2013	4
Coppermark Bancshares, Inc.	Coppermark Bank	2013	6
FVNB Corp.	First Victoria National Bank	2013	20
F&M Bancorporation Inc.	The F&M Bank & Trust Company	2014	11
Tradition Bancshares, Inc.	Tradition Bank	2016	7
LegacyTexas Financial Group, Inc.	LegacyTexas Bank	2019	42
First Bancshares of Texas, Inc.	FirstCapital Bank of Texas	2023	16

(1)
The number of banking centers added does not include any locations of the acquired entity that were closed and consolidated with existing banking centers of the Company upon consummation of the transaction or closed after consummation of the transaction.

Recent Acquisition

Merger of First Bancshares of Texas, Inc. (“First Bancshares”) — Effective May 1, 2023, the Company completed the merger of First Bancshares into the Company and the subsequent merger of its wholly owned subsidiary, FirstCapital Bank of Texas, N.A. (“FirstCapital Bank”), into the Bank (collectively, the “Merger”). FirstCapital Bank operated 16 full-service banking offices in six different markets in West, North and Central Texas areas, including its main office in Midland, Texas, and banking offices in Midland, Lubbock, Amarillo, Wichita Falls, Burkburnett, Byers, Henrietta, Dallas, Horseshoe Bay, Marble Falls and Fredericksburg, Texas. As of March 31, 2023, First Bancshares, on a consolidated basis, reported total assets of $2.14 billion, total loans of $1.65 billion and total deposits of $1.71 billion.

Pursuant to the terms of the definitive agreement, the Company issued 3,583,370 shares of its common stock and approximately $91.5 million in cash for all outstanding shares of First Bancshares capital stock. As of December 31, 2023, the Company recognized goodwill of $164.5 million which does not include all the subsequent fair value adjustments that have not yet been finalized. During the second quarter of 2023, the Company completed the operational conversion of FirstCapital Bank.

Pending Acquisition

Pending Acquisition of Lone Star State Bancshares, Inc. (“Lone Star”) — On October 11, 2022, the Company and Lone Star jointly announced the signing of a definitive merger agreement whereby Lone Star, the parent company of Lone Star State Bank of West Texas (“Lone Star Bank”), will merge with and into the Company. Lone Star Bank operates five banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of December 31, 2023, Lone Star, on a consolidated basis, reported total assets of $1.37 billion, total loans of $1.08 billion and total deposits of $1.21 billion.

Under the terms of the definitive agreement, the Company will issue 2,376,182 shares of its common stock plus $64.1 million in cash for all outstanding shares of Lone Star capital stock, subject to certain conditions and potential adjustments. Based on the closing price of the Company’s common stock of $69.27 on October 7, 2022, the total consideration was valued at approximately $228.7 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals. The shareholders of Lone Star approved the transaction on March 28, 2023.

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

Human Capital

The Company’s culture is defined by its high standards and corporate values of soundness, profitability, service, professionalism, integrity, and citizenship. The Company’s goal is to develop highly productive associates who will contribute to the success of the Company while making better lives for themselves and their families. The Company believes in maintaining progressive employment policies, as well as a competitive wage and benefit package. The Company considers its relations with associates to be good.

As of December 31, 2023, the Company had 3,850 full-time equivalent associates, 1,099 of whom were officers of the Bank. Neither the Company nor the Bank is a party to any collective bargaining agreement.

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

The Company is fully committed to the concept and practice of equal opportunity through diversity and inclusion. In 2023, its workforce, from senior officers to tellers, was 49% minority and 74% female. Through its commitment to a diverse workforce, the Company has implemented the following initiatives:

•
Creating an inclusive work environment by hiring, training, and retaining associates from diverse backgrounds.
•
Encouraging associates to recruit new team members through the Company’s Referral Reward Program.
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

Recruiting, Training, Development and Retention. In order to provide current associates with the opportunity for advancement, the Company posts job opportunities internally for three calendar days before making them available to the public. Of the approximately 1,545 open positions filled in 2023, 27% were filled by internal associates.

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

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of individual consumers and businesses throughout Texas and Oklahoma. At December 31, 2023, the Bank maintained approximately 813,000 separate deposit accounts including certificates of deposit and 72,500 separate loan accounts. At December 31, 2023, noninterest-bearing demand deposits were 36.0% of the Bank’s total deposits. For the year ended December 31, 2023, the Company’s average cost of funds was 1.54% and the Company’s average cost of deposits (excluding all borrowings) was 1.00%.

The Company has been an active real estate lender, with commercial real estate (including farmland and multi-family residential), 1-4 family residential (including home equity) and construction, land development and other land loans comprising 29.6%, 38.5% and 14.5%, respectively, of the Company’s total loans as of December 31, 2023. The Company is active in commercial and industrial lending, with commercial loans comprising 10.9% of the Company’s total loans as of December 31, 2023. The Company also offers agricultural loans, loans for automobiles and other consumer durables, home equity loans, debit and credit cards, digital banking solutions, trust and wealth management, retail brokerage services, mortgage services and treasury management. The Company offers businesses a broad array of loan products including term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery; land development and interim construction loans for builders; and owner-occupied and non-owner occupied commercial real estate loans. The Company has a Warehouse Purchase Program that allows mortgage banking company customers to close one-to-four-family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors.

By offering certificates of deposit, interest checking accounts, money market accounts and savings accounts at competitive rates, the Company gives its depositors a full range of traditional deposit products.

As of December 31, 2023, the Company’s trust department maintained total assets of $2.67 billion, including managed assets of $2.26 billion. The trust department provides trust services in the Company’s various market areas.

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

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its prudent approach to lending, the Company has emphasized both new and existing loan products, focusing on increasing its commercial real estate, commercial and industrial, and residential real estate loan portfolios. Loans at December 31, 2023 were $21.18 billion compared with $18.84 billion at December 31, 2022, an increase of $2.34 billion or 12.4%. Commercial and industrial loans were $2.31 billion and represented 10.9% of the total loan portfolio as of December 31, 2023. Commercial real estate loans (including multifamily residential and excluding farmland) were $5.66 billion and represented 26.8% of the total portfolio as of December 31, 2023. One-to-four-family residential loans (excluding home equity) were $7.20 billion and represented 34.0% of the total loan portfolio as of December 31, 2023. Construction, land development and other land loans were $3.08 billion and represented 14.5% of the total loan portfolio as of December 31, 2023. Warehouse Purchase Program loans were $822.2 million and represented 3.9% of the total loan portfolio as of December 31, 2023.

Maintain Sound Asset Quality. The Company continues to maintain the sound asset quality that has been representative of its historical loan portfolio. As the Company continues to diversify and increase its lending activities and acquire loans in acquisitions, it may face higher risks of nonpayment and increased risks in the event of prolonged economic downturns. The Company intends to continue to employ the strict underwriting guidelines and comprehensive loan review processes that have contributed to its low incidence of nonperforming assets and minimal charge-offs in relation to its size. Nonperforming assets were 0.34% of total loans and other real estate at December 31, 2023. Excluding Warehouse Purchase Program loans, nonperforming assets were 0.36% of total loans and other real estate at December 31, 2023. All Warehouse Purchase Program loans were performing loans at December 31, 2023.

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

Competition

The banking business is highly competitive, and the profitability of the Company depends principally on its ability to compete in its market areas. The Company competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based nonbank lenders, financial technology companies and certain other nonfinancial entities, including retail stores that may maintain their own credit programs and certain governmental organizations that may offer more favorable financing than the Company. Continued consolidation and rapid technological changes within the financial services industry will likely change the nature and intensity of competition, but should also create opportunities for the Company to demonstrate and leverage its competitive advantages. The Company believes it has been able to compete effectively with other financial institutions by emphasizing customer service, technology and responsive decision-making with respect to loans, by establishing long-term customer relationships and building customer loyalty and by providing products and services designed to address the specific needs of its customers.

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

The Company

The Company is a financial holding company pursuant to the Gramm-Leach-Bliley Act and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Accordingly, the Company is subject to primary supervision, regulation and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The Gramm-Leach-Bliley Act, the BHCA and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Further, as a public company, the Company also files reports with the U.S. Securities and Exchange Commission (“SEC”) and is subject to its regulatory authority, including the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, with respect to the Company’s securities, financial reporting and certain governance matters. Because the Company’s securities are listed on the New York Stock Exchange (“NYSE”), the Company is subject to NYSE's rules for listed companies, including rules relating to corporate governance.

Regulatory Restrictions on Dividends and Repurchases. The Company is regarded as a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues is dividends received from the Bank. As described in more detail below, federal and state law places limitations on the amount that banks may pay in dividends, which the Bank must adhere to when paying dividends to the Company. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if the prospective rate of earnings retention is consistent with the organization’s expected capital needs and financial condition. The Federal Reserve Board’s policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. The Federal Reserve Board is authorized to limit or prohibit the payment of dividends if, in the Federal Reserve Board’s opinion, the payment of dividends would constitute an unsafe or unsound practice in light of a bank holding company’s financial condition. Federal Reserve Board policy also provides that a bank holding company should inform the Federal Reserve Board reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company's capital structure.

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

Basel III Capital Adequacy Requirements. The Company and the Bank are required to comply with applicable capital adequacy standards adopted by the Federal Reserve Board and the FDIC (the “Basel III Capital Rules”). The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratio calculations and also address risk weights and other issues affecting the denominator.

The Basel III Capital Rules require the Company to maintain a capital conservation buffer of Common Equity Tier 1 (“CET1”) of 2.5%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.5% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”) of 4.0%. As of December 31, 2023, the Company’s ratio of CET1 to risk-weighted assets was 15.54%, Tier 1 capital to risk-weighted assets was 15.54%, total capital to risk-weighted assets was 16.56% and Tier 1 capital to average quarterly assets was 10.39%.

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

In July 2023, the federal banking regulators proposed revisions to the Basel III capital rules to implement the Basel Committee’s 2017 standards and make other changes to the Basel III capital rules. The proposal introduces revised credit risk, equity risk, operational risk, credit evaluation risk, and market risk requirements, among other changes. However, the revised capital requirements of the proposed rule would not apply to the Company or the Bank because they each have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for the market risk requirements.

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

Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. If an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

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

In October 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider would also have to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data that would be required to be made available under the rule would include transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. For banks with over $50 billion and less than $500 billion in total assets, compliance would be required approximately one year after adoption of the final rule.

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

The FDIC’s risk-based capital guidelines generally require state banks to have minimum ratios of CET1 to risk-weighted assets of 4.5%, Tier 1 capital to total risk-weighted assets of 6.0% and total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2023, the Bank’s ratio of CET1 to risk-weighted assets was 15.48%, Tier 1 capital to total risk-weighted assets was 15.48% and total capital to total risk-weighted assets was 16.50%.

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets. As of December 31, 2023, the Bank’s ratio of Tier 1 capital to average quarterly assets (leverage ratio) was 10.35%.

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

At December 31, 2023, the Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations in effect as of such date.

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

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing if the institution has no tangible capital.

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

In November 2023, the FDIC adopted a final rule to implement a special assessment to recover the losses to the DIF associated with several bank failures that occurred during early 2023. The assessment base for the special assessment is equal to estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, to be collected at a quarterly rate of approximately 3.36 basis points for an anticipated total of eight quarterly assessment periods, beginning in the first quarter of 2024. As a result, the Company accrued a special assessment of $19.9 million, or $0.17 per diluted common share net of tax in the fourth quarter of 2023. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any additional future assessments will impact our future deposit insurance expense is currently uncertain.

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve Board adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to the Bank and other card-issuing banks for processing electronic payment transactions. Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve Board also has rules governing routing and exclusivity that require issuers to offer at least two unaffiliated networks for routing transactions on each debit or prepaid product. On October 25, 2023, the Federal Reserve Board issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers.

Concentrated Commercial Real Estate Lending. The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development and other land represent 100% or more of total capital or (2) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

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

On October 24, 2023, the Office of the Comptroller of the Currency (“OCC”), Federal Reserve Board, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026, and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities.

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

Incentive Compensation. In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (1) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (2) be compatible with effective internal controls and risk management and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s Board of Directors. As of December 31, 2023, these proposed rules have not been adopted.

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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The NYSE’s listing standards pursuant to the SEC’s rule became effective on October 2, 2023. The Company adopted a compensation recovery policy pursuant to the NYSE listing standards on November 13, 2023. The Policy is included as Exhibit 97.1 to this Form 10-K.

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

In November 2021, the federal banking agencies adopted a final rule that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States. In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy, and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material, with periodic updates as to the status of the incident in subsequent filings as necessary.

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

Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions, inflationary trends, changes in government spending and debt issuances and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, and could also affect (1) the Company’s ability to originate loans, such as decreased demand due to higher interest rates, and obtain deposits, (2) the fair value of the Company’s financial assets and liabilities and (3) the average duration of the Company’s mortgage-backed securities portfolio. Beginning early in 2022, in response to growing signs of inflation, the Federal Reserve Board increased interest rates rapidly. Further, the Federal Reserve Board announced an intention to take further actions to mitigate inflationary pressures. Rapid changes in interest rates may make it difficult for the Company to balance its loan and deposit portfolios. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings also could be adversely affected if the interest rates received on loans and other investments decrease more quickly than the interest rates paid on deposits and other borrowings. Decreasing interest rates reduces the Company’s yield on its variable rate loans and on its new loans, which reduces its net interest income. In addition, lower interest rates may reduce the Company’s realized yields on investment securities which would reduce its net interest income and cause downward pressure on net interest margin in future periods. Further, the Company’s assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s business, financial condition and results of operations.

Although the Federal Reserve Board increased the target federal funds rate in 2023 to combat inflationary trends, the Federal Reserve Board held the federal funds rate steady in December 2023 for the third consecutive time and indicated that the rate is likely to be decreased in 2024 and beyond. The Company is unable to predict changes in interest rates, which are affected by factors beyond its control, including inflation, deflation, recession, unemployment, money supply, and other changes in financial markets.

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

In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of military conflict, including conflicts in Ukraine and the Middle East, terrorism or other geopolitical events. Current economic conditions are significantly affected by elevated levels of inflation and rising interest rates throughout 2022 and 2023. Continuing inflationary pressures in 2024 could lead to increased costs to the Company’s customers, making it more difficult for them to repay their loans or other obligations, which would increase the Company’s credit risk. Sustained higher interest rates by the Federal Reserve Board may be needed to address persistent inflationary price pressures, which could push down asset prices and weaken economic activity. Meanwhile, economic and inflationary pressure on consumers and uncertainty regarding the prospects for economic improvement could alter consumer and business spending, borrowing and savings habits. A deterioration in economic conditions in the United States and the Company’s markets could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values and a decrease in demand for its products and services, all of which, in turn, would adversely affect its business, financial condition and results of operations. Furthermore, evolving responses from federal and state governments and other regulators, and the Company’s customers or vendors, to new challenges such as climate change have impacted and could continue to impact the economic and political conditions under which the Company operates, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s risk management practices, such as monitoring the concentration of the Company’s loans within specific industries and the Company’s credit approval, review and administrative practices, may not adequately reduce credit risk, and the Company’s credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Many of the Company’s loans are made to businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, the Company may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death. A failure to effectively measure and limit the credit risk associated with the Company’s loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may require the Company to significantly increase its allowance for credit losses, each of which could adversely affect the Company’s net income. As a result, the Company’s inability to successfully manage credit risk could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Approximately 82.6% of the Company’s total loans as of December 31, 2023 consisted of loans included in the real estate loan portfolio, with 29.6% in commercial real estate (including farmland and multifamily residential), 38.5% in residential real estate (including home equity) and 14.5% in construction, land development and other land loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The market value for real estate can fluctuate significantly over a relatively short period as a result of conditions in the Company’s primary market areas, due to economic downturns, changes in the economic health of industries heavily concentrated in a particular market area, or changes in market interest rates. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for credit losses, which could adversely affect its financial condition, results of operations and cash flows.

The Company’s commercial real estate and commercial loans expose it to increased credit risks, and these risks will increase if the Company succeeds in increasing these types of loans.

The Company has emphasized both new and existing loan products, focusing on managing its commercial real estate (including farmland and multifamily residential) and commercial loan portfolios, and intends to continue to increase its lending activities and acquire loans in possible future acquisitions. As a result, commercial real estate and commercial loans as a proportion of its portfolio could increase. As of December 31, 2023, commercial real estate (including farmland and multifamily residential) and commercial loans totaled $8.57 billion. In general, commercial real estate loans and commercial loans pose greater credit risks than do owner-occupied residential real estate loans. These types of loans are also typically larger than residential real estate loans. Accordingly, the deterioration of one or several of these loans could cause a significant increase in nonperforming loans, which could result in a loss of earnings from these loans and an increase in the provision for credit losses and net charge-offs.

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

As of December 31, 2023, commercial real estate loans (including multifamily residential and excluding farmland) comprised approximately 26.8% of the Company’s loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than residential real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. Commercial real estate markets have been impacted by the economic disruptions caused by the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options that could have an adverse effect on the long-term performance of some types of office properties within the Company’s commercial real estate portfolio. A failure by the Company to have adequate risk management policies, procedures and controls could adversely affect the Company’s ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

As of December 31, 2023, the Company had $368.3 million (net of discount and excluding PPP loans totaling $2.6 million) in funded commitments outstanding to oil and gas production and service companies and $471.7 million in unfunded commitments, for a total of $840.0 million (net of discount and excluding PPP loans totaling $2.6 million). The funded commitments to oil and gas production and service companies are reported as commercial and industrial loans and represented 1.7% of total loans, excluding Warehouse Purchase Program loans. As a result, the factors that impact the energy sector may have an effect on the Company. Companies with exposure to the energy sector, whether directly or indirectly, are subject to volatile fluctuations in price and supply of oil and gas. Many factors affect the supply of and demand for crude oil and natural gas and, therefore, influence prices of these commodities, including:

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
•
political instability and social unrest throughout the world, such as in Ukraine and the Middle East, and particularly in oil and natural gas producing countries;
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

The Company is subject to losses due to fraudulent and negligent acts.

Financial institutions are inherently exposed to fraud risk. Fraudulent activity can take many forms and has escalated as more tools for accessing financial services emerge, such as real-time payments. Fraud schemes are broad and continuously evolving. A fraud can be perpetrated by a customer of the Company, an employee, a vendor, or members of the general public. The Company is subject to fraud risk in connection with the origination of loans, ACH transactions, wire transactions, digital payments, ATM transactions, checking and other transactions. Although the Company seeks to mitigate fraud risk and losses through continued investment in systems, resources, and controls, the Company’s efforts may not be effective in detecting fraud and the Company could experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect its financial results or reputation.

The Company is subject to losses resulting from fraudulent and negligent acts on the part of loan applicants, correspondents or other third parties.

The Company relies heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans the Company will originate, as well as the terms of those loans. If any of the information upon which the Company relies is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or the Company may fund a loan that it would not have funded or on terms it would not have extended. Whether a misrepresentation is made by the applicant or another third party, the Company generally bears the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the monetary losses the Company may suffer. The Company believes it has underwriting and operational controls in place to prevent or detect such fraud, but these controls may not be effective in detecting fraud and the Company could experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect financial results or reputation. The Company’s lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of services. The Company’s and its customers’ exposure to fraud may increase the Company’s financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in the allowance for credit losses. Some level of fraud loss is unavoidable, and the risk of loss cannot be eliminated.

The Company’s financial conditions and results of operations may be adversely affected by changes in accounting policies, standards and interpretations.

The Financial Accounting Standards Board (“FASB”) and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of the Company’s financial statements. Additionally, those bodies that establish and interpret the accounting standards (such as the FASB, SEC and banking regulators) may change prior interpretations or positions on how these standards should be applied. Changes resulting from these new standards may result in materially different financial results and may require that the Company changes how it processes, analyzes and reports financial information and that it changes financial reporting controls.

The preparation of consolidated financial statements in conformity with GAAP, including the accounting rules and regulations of the SEC and the FASB, requires management to make significant estimates and assumptions that impact the Company’s financial statements by affecting the value of its assets or liabilities and results of operations. Some of the Company’s accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because materially different amounts may be reported if different estimates or assumptions are used. If such estimates or assumptions underlying its financial statements are incorrect, the Company’s financial condition and results of operations could be adversely affected.

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

Liquidity is essential to the Company’s business, and it monitors and manages its liquidity daily. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s access to funding sources in amounts adequate to finance its activities or on terms which are acceptable to it could be impaired by factors that affect the Company specifically or the financial services industry or economy in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of its business activity as a result of a downturn in the markets in which its loans are concentrated or adverse regulatory action against it. The Company’s ability to borrow could also be impaired by factors that are not specific to it, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the turmoil faced by banking organizations in 2023 and the continued deterioration in credit markets.

The Company relies on customer deposits as a significant source of funding, and its deposits may decrease in the future.

The Company relies on customer deposits as a significant source of funding. Competition among U.S. banks for customer deposits is intense, may increase the cost of deposits or prevent new deposits, and may otherwise negatively affect the Company’s ability to grow its deposit base. The Company’s deposit accounts may decrease in the future, and any such decrease could have an adverse impact on the Company’s sources of funding, which impact could be material. Any changes the Company makes to the rates offered on its deposit products to remain competitive with other financial institutions may adversely affect its profitability and liquidity. The demand for the deposit products the Company offers may also decline due to a variety of factors such as demographic patterns, changes in customer preferences, changes in interest rates, payment of interest on demand deposits by other financial institutions, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products or the availability of competing products, including from new financial technology competitors or competitors that provide customers with alternate investment options.

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.

The high-profile closures of various banks in 2023, and concerns about similar future events, have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve Board, and the FDIC took action to ensure that depositors of these failed banks had access to their deposits, including uninsured deposit accounts, such actions may not be successful in restoring customer confidence in regional banks and the banking system more broadly.

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

The fair value of the Company’s investment securities can fluctuate due to factors outside of its control.

Factors beyond the Company’s control can significantly influence the fair value of securities in its investment portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause an increase in the amount of the allowance for credit losses as it pertains to available for sale or held-to-maturity debt securities, which could have an adverse effect on the Company’s business, results of operations, financial condition and future prospects. The process for determining if a security has a credit loss often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

Strategic Risks

If the Company is not able to continue its historical levels of growth, it may not be able to maintain its historical earnings trends.

To achieve its past levels of growth, the Company has focused on both internal growth and acquisitions. The Company may not be able to sustain its historical rate of growth or may not be able to grow at all in the future. More specifically, the Company may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable acquisition candidates. Various factors, such as economic conditions, competition and heightened regulatory scrutiny, may impede or prohibit the opening of new banking centers and the completion of acquisitions. Further, the Company may be unable to attract and retain experienced bankers, which could adversely affect its internal growth. If the Company is not able to continue its historical levels of growth, it may not be able to maintain its historical earnings trends.

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

The market for acquisitions remains highly competitive, and the Company may be unable to find acquisition candidates in the future that fit its acquisition and growth strategy. To the extent that the Company is unable to find suitable acquisition candidates, an important component of its growth strategy may be lost. Additionally, the market for bank acquisitions was significantly and adversely impacted in 2023, and remains impacted, by a number of factors, including:

•
increased regulatory scrutiny;
•
elevated interest rates;
•
declining financial institution stock value
•
lower fair market values of investment securities portfolios; and
•
high-profile regional bank failures and the resulting effects therefrom.

To the extent these factors, or other factors outside of the Company’s control, persist or arise, the Company’s ability to pursue and consummate acquisitions may be adversely impacted.

Acquisitions of financial institutions, such as the recent acquisition of First Bancshares and the pending acquisition of Lone Star, involve operational risks and uncertainties. Acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect the Company’s organization. The Company may not be able to complete future acquisitions; and, if completed, the Company may not be able to successfully integrate the operations, management, products and services of the entities that it acquires and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from the Company’s management that they would otherwise direct at servicing existing business and developing new business. The Company’s inability to find suitable acquisition candidates or failure to successfully integrate the entities it acquires into its existing operations may increase its operating costs significantly and adversely affect its business and earnings. Acquisitions may also result in potential dilution to existing shareholders of the Company’s earnings per share if the Company issues common stock in connection with an acquisition.

Regulatory approvals for acquisitions may be delayed, impeded, or prohibited.

Acquisitions by financial institutions are subject to approval by a variety of federal and state regulatory agencies. If the Company fails to receive the appropriate regulatory approvals, it will not be able to consummate an acquisition that it believes is in the Company’s best interests. Among other things, the Company’s regulators consider its capital, liquidity, profitability, regulatory compliance, including with respect to anti-money laundering obligations, consumer protection laws and CRA obligations and levels of goodwill and intangibles when considering acquisition and expansion proposals. The process for obtaining these required regulatory approvals has become substantially more difficult in recent years and may become even more challenging following the review of the merger application process by the federal banking agencies and potentially the CFPB and the review of the competitive effects process by the Department of Justice. Regulatory approvals have been and could continue to be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues the Company has, or may have, with regulatory agencies, including, without limitation, issues related to Bank Secrecy Act compliance, Community Reinvestment Act issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other similar laws and regulations. The Company may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of its inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2023, the Company’s goodwill totaled $3.40 billion. Although the Company has not recorded any such impairment charges since it initially recorded the goodwill, the Company’s future evaluations of goodwill could result in findings of impairment and related write-downs, which may have a material adverse effect on its financial condition and results of operations.

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

The Company relies heavily on communications and information systems to conduct its business and store sensitive data. Any failure, interruption or breach in security of these systems, whether caused by physical damage, hackers, viruses or other malware, could jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure as well as result in failures or disruptions in the Company’s customer relationship management, general ledger, deposits, servicing or loan origination systems. The amount of specific “cyber” insurance coverage that the Company maintains and expects would apply in the event of various breach scenarios may not be adequate in any particular case. In addition, cyber threat scenarios are inherently difficult to predict and can take many forms, some of which may not be covered under the Company’s cyber insurance coverage. Security measures that the Company, with the help of third-party service providers, has implemented or intends to continue to implement to prevent damage from cyberattacks may not entirely mitigate these risks. In addition, increases in cyber threats and the sophistication of bad actors, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms the Company and its third-party service providers use to protect client transaction data. The Company’s efforts to maintain the security and integrity of its information systems and its measures to manage the risks of a security breach or disruption may not be effective, and attempted security breaches or disruptions could be successful or damaging. Breaches also may occur as a result of remote working arrangements. The occurrence of any such failures, interruptions or security breaches could result in significant disruptions to the Company’s operations and could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

Breaches of the Company’s or vendors’ systems, thefts of data and other breaches and criminal activity may result in significant costs to respond or remediate losses, damage to the Company’s customer relationships, regulatory scrutiny and enforcement and loss of future business opportunities due to reputational damage. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are rapidly and constantly evolving and generally are not recognized until launched against a target, in some cases are designed not to be detected and, in fact, may not be detected for a period of time or at all. Accordingly, the Company may be unable to anticipate or be prepared for these techniques or to implement adequate security barriers or other preventative measures, and thus it is not possible for the Company to entirely mitigate this risk. Data privacy laws also continue to evolve, with states increasingly proposing or enacting legislation that relates to data privacy and data protection.

The Company may be required to incur additional expense to comply with these evolving regulations and could face penalties for violating any of these regulations.

The Company is subject to certain risks in connection with its use of technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The Company’s future success depends in part upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in its operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers, which may negatively affect the Company’s results of operations, financial condition and cash flows. The Company also may not succeed in anticipating its future technology needs, the technology demands of its customers, or the competitive landscape for technology. Further, as technology advances, the ability to initiate transactions and access data has become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points. These technological advances increase cybersecurity risk. The Company’s programs that are intended to prevent or limit the effects of cybersecurity risk may not be sufficient to eliminate all unauthorized transactions or unauthorized access to customer information. The financial, reputational and regulatory impact of unauthorized transactions or unauthorized access to customer information could be significant.

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

The Company’s internal controls, including fraud detection and controls, disclosure controls and procedures, and corporate governance procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls and procedures are met. Any failure or circumvention of controls and procedures; failure to comply with regulations related to controls and procedures; or failure to comply with corporate governance procedures could have a material adverse effect on the Company’s reputation, business, financial condition and results of operations, including subjecting us to litigation, regulatory fines, penalties or other sanctions. Furthermore, notwithstanding the proliferation of technology and technology-based risk and control systems, the Company’s business ultimately relies on people as its greatest resource, and the Company is subject to the risk that they make mistakes or engage in violations of applicable policies, laws, rules or procedures that in the past have not, and in the future may not always be prevented by the Company’s technological processes or by the controls and other procedures intended to prevent and detect such errors or violations. Human errors, malfeasance and other misconduct, even if promptly discovered and remediated, can result in reputational damage or legal risk and have a material adverse effect on the Company’s business, financial condition and results of operations.

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

In addition, the Company expects increased regulatory scrutiny during routine examinations and otherwise, and new regulations adopted in response to recent negative developments in the banking industry, which may increase the Company’s cost of doing business and reduce its profitability. Among other actions, there may be increased attention by both regulators and investors on deposit composition, the amount of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, commercial real estate loan composition and concentrations, and capital, as well as the Company’s general oversight and control of such matters. The Company could face increased scrutiny or be viewed as higher risk by regulators or investors, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

Environmental, Social and Governance Risks

Severe weather, natural disasters and other adverse external climate events could significantly impact the Company’s business and customers.

A significant portion of the Company’s business is generated from markets that have been, and may continue to be, damaged by hurricanes, floods, tropical storms, tornadoes and other natural disasters and adverse weather, which may grow more severe and could have a significant impact on the Company’s ability to conduct business. In addition, such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Furthermore, the occurrence of any such event in the future could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Climate change could have a material negative impact on the Company and its customers

The Company’s business, as well as the operations and activities of its customers, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Company and its customers and these risks are expected to increase over time. These risks include (i) operational risk from the physical effects of climate events on the Company’s facilities and other assets as well as those of customers; (ii) credit risk from borrowers with significant exposure to climate risk; and (iii) reputational risk from stakeholder concerns about the Company’s practices related to climate change, the Company’s carbon footprint and the Company’s business relationships with customers who operate in carbon-intensive industries. The Company’s business, reputation and ability to attract and retain employees may also be harmed if its response to climate change is perceived to be ineffective or insufficient.

Climate change exposes the Company to physical risk as its effects may lead to more frequent and more extreme weather events, such as prolonged droughts or flooding, tornadoes, hurricanes, wildfires and extreme seasonal weather; and longer-term shifts, such as increasing average temperatures, ozone depletion and rising sea levels. Such events and long-term shifts may damage, destroy or otherwise impact the value or productivity of the Company’s properties and other assets; reduce the availability or increase the cost of insurance; and/or disrupt the Company’s operations and other activities through prolonged outages. Such events and long-term shifts may also have a significant impact on the Company’s customers, which could amplify credit risk by diminishing borrowers’ repayment capacity or collateral values, and other businesses counterparties of the Company, which could have a broader impact on the economy, supply chains and distribution networks.

Climate change also exposes the Company to risks associated with the transition to a less carbon-dependent economy. These transition risks may result from changes in policies, laws and regulations, technologies, and/or market preferences to address climate change. Such changes could have a material adverse effect on the Company’s business, results of operations, financial condition and/or reputation, in addition to having a similar impact on the Company’s customers. The Company has customers who operate in carbon-intensive industries, such as the oil and gas industry, that are exposed to risks related to the transition to a less carbon-dependent economy, as well as customers who operate in low-carbon industries that may be subject to risks associated with new technologies.

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

There may be substantial fluctuations in the Company’s stock price.

The trading price for the Company’s common stock may fluctuate significantly in response to a variety of factors outside the Company’s control, including, among other things:

•
actual or anticipated variations in quarterly results of operations;
•
changes in recommendations by securities analysts;
•
failure to meet analysts’ revenue or earnings estimates;
•
changes in ratings from national rating agencies on the securities in the Company’s investment portfolio;
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
•
changes in government regulations;
•
geopolitical conditions such as acts or threats of terrorism or military conflicts, such as the wars in Ukraine and the Middle East;
•
general market conditions, including real or anticipated changes in the strength of the Texas and Oklahoma economies; and
•
industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, presidential and congressional elections, interest rate changes, oil price volatility or credit losses.

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

Public companies face increasing public scrutiny related to environmental, social and governance ("ESG") activities. For example, in March 2022, the SEC issued a proposed rule on the enhancement and standardization of climate-related disclosures for investors. The proposed rule would require public issuers, including the Company, to significantly expand the scope of climate-related disclosures in their SEC filings. The SEC has also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers. The Company risks damage to its brand and reputation if it fails to act responsibly in a number of areas, such as human capital management, support for local communities, corporate governance and transparency and environmental stewardship, or fails to consider ESG factors in its business operations. Additionally, investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their proxy recommendations. The Company may incur meaningful costs with respect to its ESG efforts and if such efforts are negatively perceived, the Company’s reputation and stock price may suffer.

Failure to compete effectively for customers could adversely affect the Company’s growth and profitability, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. These competitors primarily include national, regional, and community banks within the various markets where the Company operates. The Company also faces competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies, financial technology (fintech) companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services functionally equivalent to those provided by banks. In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in robotic process automation, could significantly affect the competition for financial services. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can. Failure to compete effectively for deposit, loan and other banking customers in the Company’s market areas could adversely affect the Company’s growth and profitability, which, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company’s risk management program is designed to identify, assess, and mitigate risks across various areas and functions, including financial, operational, technological, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. The Company’s Chief Information Security Officer is primarily responsible for this cybersecurity component and is a key member of the risk management organization, reporting directly to the Chief Risk Officer and as discussed below, periodically to the Strategic Technology Committee of the Bank’s board of directors.

The Company’s objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse its systems or information. The structure of the Company’s information security program is designed around the National Institute of Standards and Technology Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, the Company leverages certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. The Chief Information Security Officer and Chief Information Officer, who reports directly to the Director of Corporate Strategy, along with key members of their teams, regularly collaborate with peer banks and industry groups to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

The Company employs an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology. The Company leverages people, processes, and technology as part of its efforts to manage and maintain cybersecurity controls. It also employs a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. The Company has established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. It engages in regular assessments of its infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. The Company also maintains a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and its supply chain. The Company also actively monitors its email gateways for malicious phishing email campaigns and monitors remote connections as a portion of its workforce has the option to work remotely. The Company leverages internal and external auditors and independent external partners to periodically review its processes, systems, and controls, including with respect to its information security program, to assess their design and operating effectiveness and make recommendations to strengthen its risk management program.

The Company maintains an Information Security Incident Response Policy (“Incident Response Policy”) and related procedures that provide a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the Crisis Management Team and to the appropriate regulatory and governmental authorities. As needed, the notification may include the CEO and/or the Company’s and Bank’s Board of Directors. The Incident Response Policy and procedures are coordinated through the Chief Risk Officer and key members of management are embedded into the procedures by their design. The Incident Response Policy facilitates coordination across multiple parts of the organization and is evaluated at least annually.

Notwithstanding the Company’s defensive measures and processes, the threat posed by cyber-attacks is severe. The Company’s internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while it has experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected the Company. For further discussion of risks from cybersecurity threats, see the section captioned “An interruption in or breach in security of the Company’s information systems may result in a loss of customer business and have an adverse effect on the Company’s results of operations, financial condition and cash flows” in Item 1A. Risk Factors.

Governance

The Chief Information Security Officer is accountable for managing the enterprise information security department and delivering the information security program. The responsibilities of this department include cybersecurity risk assessment, a portion of defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance and third-party risk management. The Company’s information technology department works together with information security in defense operations and is responsible for business resilience. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function, and the Company’s second line of defense function, including the Chief Information Security Officer, provides guidance, oversight, monitoring and challenge of the first line’s activities. The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the Chief Risk Officer. The department consists of information security professionals with varying degrees of education and experience. Individuals within the department are generally subject to professional education and certification requirements. The Company’s Chief Information Security Officer has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management.

The Bank’s board of directors has approved the management level Operations Committee, which focuses on business impact, and the Enterprise Risk Management Committee (“ERM Committee”), which also focuses on business impact and provides oversight and governance of the information security program, and the board level Strategic Technology Oversight Committee (“STOC”), which focuses on technology impact and provides oversight and governance of the technology program. The Operations Committee is chaired by the Chief Operating Officer and includes the Chief Information Security Officer and Chief Information Officer and other key departmental managers from throughout the Company. This committee generally meets bi-weekly to discuss various operational strategy and issues, including information technology and information security policies, practices, controls, and mitigation and prevention efforts.

The ERM Committee meets quarterly and oversees the information security program. It approves the broad objectives, strategies and major policies governing the Company’s protection of data assets and provides agreement on the definition and scope of the information security framework. Along with reviewing, approving, and prioritizing information security efforts, it reviews and challenges the results and adequacy of information security practices. From an enterprise perspective, the ERM Committee reviews the cybersecurity risk profile on a quarterly basis and reports on cyber risk to the Risk Committee of the Company’s board of directors.

STOC is responsible for overseeing the Company’s technology program, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. The Company’s Chief Information Security Officer and its Chief Information Officer provide quarterly reports to the STOC regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The Chief Information Security Officer also reports summaries of key issues, including significant cybersecurity and/or privacy incidents.

ITEM 2. PROPERTIES

As of December 31, 2023, the Company conducted business at 285 full-service banking centers. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe, Houston, Texas. The Company also owns or leases other facilities in which its banking centers are located as listed below by geographical market area. The Company also owns or leases various corporate and operations offices. The expiration dates of the leases range from 2024 to 2032 and do not include renewal periods which may be available at the Company’s option.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2023:

Geographical Area	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2023
			(dollars in thousands)
Bryan/College Station area	16	—	$1,624,562
Houston area	65	13	6,891,540
Central Texas area	32	2	2,246,286
Dallas/Fort Worth area	62	23	6,154,548
East Texas area	22	—	1,134,634
West Texas area	44	10	4,490,869
South Texas area	30	3	3,085,125
Central Oklahoma area	6	1	639,008
Tulsa Oklahoma area	8	2	913,237
	285	54	$27,179,809

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The Company’s common stock is listed on the New York Stock Exchange under the symbol “PB.” As of February 26, 2024, there were 93,529,541 shares outstanding and 4,710 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

Dividends

Holders of common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. Although the Company has declared dividends on its common stock since 1994, and paid quarterly dividends aggregating $2.21 per share for 2023 and $2.11 per share for 2022, the Company could discontinue payment of dividends in the future. Future dividends on the common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the Board of Directors of the Company.

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

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter) for the Company’s last two fiscal years were as follows:

	2023	2022
Fourth Quarter	$0.56	$0.55
Third Quarter	0.55	0.52
Second Quarter	0.55	0.52
First Quarter	0.55	0.52

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2023 regarding the Company’s equity compensation plan under which the Company’s equity securities are authorized for issuance. As of December 31, 2023, the Company had shares of restricted stock outstanding under its 2020 Stock Incentive Plan, which was approved by the Company’s shareholders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,923,546	(1)
Equity compensation plans not approved by security holders	—	—	—
	—	$—	1,923,546

(1)
All of these awards are available under the Company’s 2020 Stock Incentive Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 17, 2023, Prosperity Bancshares announced a stock repurchase program under which up to 5%, or approximately 4.6 million shares, of its outstanding common stock may be acquired over a one-year period expiring on January 17, 2024, at the discretion of management. Under the 2023 stock repurchase program, Prosperity Bancshares repurchased approximately 1.21 million shares of its common stock at an average weighted price of $59.88 per share during the year ended December 31, 2023. On January 16, 2024, Prosperity Bancshares announced a stock repurchase program under which up to 5%, or approximately 4.7 million shares, of its outstanding common stock may be acquired over a one-year period expiring on January 16, 2025, at the discretion of management. Under the 2024 stock repurchase program, the Company may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” for additional information.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2018 to December 31, 2023, with the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2018 in the Company’s common stock, the S&P 500 Total Return Index and the Nasdaq Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Prosperity Bancshares, Inc., the S&P 500 Index and the NASDAQ Bank Index

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/18
12/19
12/20
12/21
12/22
12/23
Prosperity Bancshares, Inc.
S&P 500
NASDAQ Bank

* $100 invested on 12/31/18 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

	12/18	12/19	12/20	12/21	12/22	12/23
Prosperity Bancshares, Inc.	$100.00	$118.19	$117.70	$126.09	$130.65	$126.21
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
NASDAQ Bank	100.00	117.98	107.14	151.35	126.88	135.67

Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

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
•
adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, the Company’s stock price, liquidity and regulatory responses to these developments (including increases in the cost of the Company’s deposit insurance assessments);
•
the Company's ability to effectively manage its liquidity risk and the availability of capital and funding;
•
volatility in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations;
•
prolonged periods of high inflation and their effects on our business, profitability, and our stock price;
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
•
the risk that the regulatory environment may not be conducive to or may prohibit the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and the potential to reduce anticipated benefits from such mergers or combinations;
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
•
the Company’s ability to identify and address cybersecurity risks such as data security breaches, malware, "denial of service" attacks, "hacking", and identity theft, a failure of which could disrupt business and result in significant losses or adverse effects to the Company’s reputation;
•
poor performance by, or breach of the operational or security systems of, third-party vendors and other service providers;
•
exposure to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to the Company under that relationship or under any other arrangement;
•
the failure of analytical and forecasting models and tools used by the Company to estimate expected credit losses and to measure the fair value of financial instruments;
•
additional risks from new lines of businesses or new products and services;
•
risks related to potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings or enforcement actions, including those related to cybersecurity breaches, intellectual property or fiduciary responsibilities;
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

Three principal components of the Company’s growth strategy are internal growth, efficient operations and acquisitions, including strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. The Company also focuses on maintaining efficiency and stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan and deposit processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On May 1, 2023, the Company acquired First Bancshares, as described under “—Recent Acquisition” below. On October 11, 2022, the Company announced the signing of a definitive merger agreement with Lone Star, as described under “—Pending Acquisition” below.

Net income was $419.3 million, $524.5 million and $519.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and diluted earnings per share were $4.51, $5.73 and $5.60, respectively, for these same periods. The change in net income and earnings per diluted share for the year ended December 31, 2023 was primarily due to lower net interest income, the FDIC special assessment of $19.9 million, merger related provision for credit losses of $18.5 million, merger related expenses of $15.1 million and additional expenses related to the merger of First Bancshares. During the fourth quarter of 2023, Prosperity accrued for the FDIC special assessment of $19.9 million, which was imposed by the FDIC to recover the cost associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in early 2023. The increase in net income and earnings per diluted share for the year ended December 31, 2022 was primarily due to an increase in average balances and average rates on investment securities, partially offset by a decrease in PPP fees and interest income of $44.6 million, a decrease in loan discount accretion of $31.9 million and an increase in the average rates on interest-bearing liabilities.

The Company posted returns on average assets of 1.08%, 1.39% and 1.44% and returns on average common equity of 6.03%, 7.97% and 8.21% for the years ended December 31, 2023, 2022 and 2021, respectively. The Company’s efficiency ratio was 50.26% in 2023, 42.23% in 2022 and 41.83% in 2021. The efficiency ratio is calculated by dividing total noninterest expense (excluding net gains and losses on the sale or write down of assets and securities) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale of assets and securities are not included. Additionally, taxes are not part of this calculation.

Total assets at December 31, 2023 and 2022 were $38.55 billion and $37.69 billion, respectively. Total deposits were $27.18 billion at December 31, 2023, a decrease of $1.35 billion or 4.7% compared with $28.53 billion at December 31, 2022. Total loans were $21.18 billion at December 31, 2023, an increase of $2.34 billion or 12.4% compared with $18.84 billion at December 31, 2022. At December 31, 2023, the Company had $70.9 million in nonperforming loans, and its allowance for credit losses on loans was $332.4 million compared with $25.5 million in nonperforming loans and an allowance for credit losses on loans of $281.6 million at December 31, 2022. Shareholders’ equity was $7.08 billion and $6.70 billion at December 31, 2023 and 2022, respectively.

Recent Acquisition

Merger of First Bancshares of Texas, Inc. — Effective May 1, 2023, the Company completed the merger of First Bancshares into the Company and the subsequent merger of its wholly owned subsidiary, FirstCapital Bank, into the Bank (collectively, the “Merger”). FirstCapital Bank operated 16 full-service banking offices in six different markets in West, North and Central Texas areas, including its main office in Midland, Texas and banking offices in Midland, Lubbock, Amarillo, Wichita Falls, Burkburnett, Byers, Henrietta, Dallas, Horseshoe Bay, Marble Falls and Fredericksburg, Texas. As of March 31, 2023, First Bancshares, on a consolidated basis, reported total assets of $2.14 billion, total loans of $1.65 billion and total deposits of $1.71 billion.

Pursuant to the terms of the definitive agreement, the Company issued 3,583,370 shares of its common stock and approximately $91.5 million in cash for all outstanding shares of First Bancshares capital stock. As of December 31, 2023, the Company recognized goodwill of $164.5 million which does not include all the subsequent fair value adjustments that have not yet been finalized. During the second quarter of 2023, the Company completed the operational conversion of FirstCapital Bank.

Pending Acquisition

Pending Acquisition of Lone Star State Bancshares, Inc. — On October 11, 2022, the Company and Lone Star jointly announced the signing of a definitive merger agreement whereby Lone Star, the parent company of Lone Star State Bank, will merge with and into the Company. Lone Star Bank operates five banking offices in the West Texas area, including its main office in

Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of December 31, 2023, Lone Star, on a consolidated basis, reported total assets of $1.37 billion, total loans of $1.08 billion and total deposits of $1.21 billion.

Under the terms of the definitive agreement, Bancshares will issue 2,376,182 shares of its common stock plus $64.1 million in cash for all outstanding shares of Lone Star capital stock, subject to certain conditions and potential adjustments. Based on the closing price of Bancshares' common stock of $69.27 on October 7, 2022, the total consideration was valued at approximately $228.7 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals. The shareholders of Lone Star approved the transaction on March 28, 2023.

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

The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on expected losses on impaired loans and certain purchased credit-deteriorated loans (“PCD”); and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. Pursuant to the Company's adoption of ASU 2022-02 effective January 1, 2023, the Company prospectively discontinued troubled debt restructurings accounting and no longer measures the economic concession for loan modifications occurring on or after the adoption date. In addition, modifications to loans previously designated as troubled debt restructurings that occur on or after January 1, 2023, are accounted for under the newly adopted ASU and result in the elimination of any prior economic concession recorded in the allowance related to such loans. For further discussion of the methodology used in the determination of the allowance for credit losses, see “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses”, “Financial Condition—Allowance for Credit Losses” sections below and Note 1 to the consolidated financial statements.

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

The Company had no intangible assets with indefinite useful lives at December 31, 2023. Core deposit intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These core deposit intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. The Company performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. Based on the Company’s annual goodwill impairment test as of October 1, 2023, management does not believe any of its goodwill is impaired as of December 31, 2023, because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at December 31, 2023, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

2023 versus 2022. Net interest income before the provision for credit losses for 2023 was $956.4 million compared with $1.01 billion for 2022, a decrease of $48.8 million or 4.9%. The change was primarily due to an increase in the average balances and average rates on other borrowings and an increase in the average rates on interest-bearing deposits, partially offset by increases in the average balances and average rates on loans. Interest income was $1.44 billion in 2023, an increase of $349.7 million or 31.9% compared with 2022. Interest income on loans was $1.15 billion for 2023, an increase of $317.8 million or 38.2% compared with 2022, primarily due an increase in the average balances and average rates on loans. The Company had $27.9 million of total outstanding accretable discounts on Non-PCD loans and PCD loans at December 31, 2023. Interest income on securities was $283.3 million during 2023, an increase of $22.9 million or 8.8% compared with 2022 due primarily to an increase the average rates on investment securities, partially offset by a decrease in the average balances on investment securities. Average interest-bearing liabilities increased $1.50 billion or 7.5% during 2023 compared with 2022. The average rate on interest-bearing liabilities increased from 0.45% to 2.27% during the same time period, resulting in an increase in interest expense of $398.5 million. The total cost of funds increased to 1.54% during 2023 compared to 0.29% during 2022.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 2.78% on a tax equivalent basis for 2023, a decrease of 22 basis points compared with 3.00% for 2022.

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

Net interest margin was 3.00% on a tax equivalent basis for 2022, a decrease of 14 basis points compared with 3.14% for 2021.

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

	Years Ended December 31,
	2023			2022			2021
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans held for sale	$6,508	$452	6.95%	$3,420	$164	4.80%	$16,807	$510	3.03%
Loans held for investment	19,754,541	1,089,743	5.52%	17,155,082	788,504	4.60%	17,128,069	806,012	4.71%
Loans held for investment - Warehouse Purchase Program	815,853	58,801	7.21%	1,051,237	42,521	4.04%	1,988,724	63,386	3.19%
Total loans	20,576,902	1,148,996	5.58%	18,209,739	831,189	4.56%	19,133,600	869,908	4.55%
Investment securities	13,719,899	283,302	2.06%	14,613,799	260,416	1.78%	11,328,903	175,459	1.55%
Federal funds sold and other earning assets	248,691	12,245	4.92%	709,270	3,230	0.46%	1,212,698	1,556	0.13%
Total interest-earning assets	34,545,492	1,444,543	4.18%	33,532,808	1,094,835	3.26%	31,675,201	1,046,923	3.31%
Allowance for credit losses on loans	(314,350)			(283,997)			(302,381)
Noninterest-earning assets	4,741,815			4,475,434			4,602,458
Total assets	$38,972,957			$37,724,245			$35,975,278
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$5,150,049	$19,554	0.38%	$6,299,924	$10,175	0.16%	$6,169,864	$17,215	0.28%
Savings and money market deposits	9,129,845	168,184	1.84%	10,384,178	45,907	0.44%	9,883,549	19,582	0.20%
Certificates and other time deposits	2,832,754	84,607	2.99%	2,322,754	12,030	0.52%	2,917,976	16,116	0.55%
Federal funds purchased and other borrowings	4,008,616	206,323	5.15%	543,107	18,851	3.47%	—	—	—
Securities sold under repurchase agreements	389,313	9,404	2.42%	457,553	2,641	0.58%	410,747	702	0.17%
Subordinated debentures	1,031	38	3.69%	—	—	—	—	—	—
Total interest-bearing liabilities	21,511,608	488,110	2.27%	20,007,516	89,604	0.45%	19,382,136	53,615	0.28%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	10,224,241			10,903,539			10,036,519
Allowance for credit losses on off-balance sheet credit exposures	33,271			29,947			29,947
Other liabilities	253,047			204,574			204,522
Total liabilities	32,022,167			31,145,576			29,653,124
Shareholders' equity	6,950,790			6,578,669			6,322,154
Total liabilities and shareholders' equity	$38,972,957			$37,724,245			$35,975,278
Net interest rate spread			1.91%			2.81%			3.03%
Net interest income and margin(1)		$956,433	2.77%		$1,005,231	3.00%		$993,308	3.14%
Net interest income and margin (tax equivalent)(2)		$960,073	2.78%		$1,007,046	3.00%		$995,537	3.14%

(1)
The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax equivalent adjustment has been computed using a federal income tax rate of 21% and other applicable effective tax rates for the years ended December 31, 2023, 2022 and 2021.

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

	Years Ended December 31,
	2023 vs. 2022			2022 vs. 2021
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$148	$140	$288	$(406)	$60	$(346)
Loans held for investment	119,480	181,759	301,239	1,271	(18,779)	(17,508)
Loans held for investment - Warehouse Purchase Program	(9,521)	25,801	16,280	(29,880)	9,015	(20,865)
Securities	(15,929)	38,815	22,886	50,876	34,081	84,957
Federal funds sold and other temporary investments	(2,097)	11,112	9,015	(646)	2,320	1,674
Total increase in interest income	92,081	257,627	349,708	21,215	26,697	47,912
Interest-bearing liabilities:
Interest-bearing demand deposits	(1,857)	11,236	9,379	363	(7,403)	(7,040)
Savings and money market accounts	(5,545)	127,822	122,277	992	25,333	26,325
Certificates of deposit	2,641	69,936	72,577	(3,287)	(799)	(4,086)
Other borrowings	120,286	67,186	187,472	18,851	—	18,851
Securities sold under repurchase agreements	(394)	7,157	6,763	80	1,859	1,939
Subordinated debentures	38	—	38	—	—	—
Total increase in interest expense	115,169	283,337	398,506	16,999	18,990	35,989
(Decrease) increase in net interest income	$(23,088)	$(25,710)	$(48,798)	$4,216	$7,707	$11,923

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income to bring the Company’s allowance for credit losses on loans and off-balance sheets credit exposures to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses” and “Financial Condition—Allowance for Credit Losses on Off-Balance Sheet Credit Exposures” The allowance for credit losses on loans at December 31, 2023 was $332.4 million, or 1.57% of total loans and 1.63% of total loans excluding Warehouse Purchase Program loans. The allowance for credit losses on loans at December 31, 2022 was $281.6 million, or 1.49% of total loans and 1.56% of total loans excluding Warehouse Purchase Program loans. Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given defaults and recovery rates, with no carryover of any existing allowance for credit losses. The allowance for credit losses on off-balance sheet credit exposures was $36.5 million at December 31, 2023, compared to $29.9 million at December 31, 2022. The provision for credit losses was $18.5 million for the year ended December 31, 2023, compared to no provision for credit losses for the years ended December 31, 2022 and 2021. The $18.5 million provision was due to loans acquired in the Merger and included a $12.0 million provision for credit losses on loans and a $6.5 million provision for credit losses on off-balance sheet credit exposures.

Net charge-offs for the years ended December 31, 2023, 2022 and 2021 were $38.0 million, $4.8 million and $29.7 million, respectively. Net charge-offs for the year ended December 31, 2023 included $16.6 million related to resolved PCD loans and $15.0 million related to one commercial real estate loan acquired in a previous merger. The PCD loans had reserves of $16.3 million assigned as of the acquisition date. Additionally, reserves on PCD loans increased by $76.8 million due to the Merger and $23.5 million of reserves on resolved PCD loans was released to the general reserve.

Noninterest Income

The Company’s primary sources of recurring noninterest income are credit, debit and ATM card income, nonsufficient funds (“NSF”) fees, and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its various additional products and services, including trust services, mortgage lending, brokerage and independent sales organization sponsorship operations. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method. For the year ended December 31, 2023, noninterest income totaled $153.3 million, an increase of $8.1 million or 5.6% compared with 2022. This increase was primarily due to the Merger, partially offset by lower net gain on the sale or write-down of assets.

For the year ended December 31, 2022, noninterest income totaled $145.1 million, an increase of $5.2 million or 3.7% compared with 2021. This increase was primarily due to an increase in NSF income, a net gain on the sale or write-down of assets, an increase in trust income and an increase in other noninterest income, partially offset by a decrease in mortgage income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$33,691	$34,014	$29,610
Credit card, debit card and ATM card income	36,471	34,764	34,680
Service charges on deposit accounts	24,582	24,730	24,392
Trust income	13,269	12,250	10,278
Mortgage income	2,298	1,399	8,302
Brokerage income	4,275	3,654	3,320
Bank owned life insurance income	6,653	5,119	5,228
Net gain on sale or write down of assets	1,986	3,934	1,097
Other	30,040	25,264	23,059
Total noninterest income	$153,265	$145,128	$139,966

Noninterest Expense

For the year ended December 31, 2023, noninterest expense totaled $556.7 million, an increase of $72.5 million or 15.0% compared with 2022. The change was primarily due to the FDIC special assessment of $19.9 million, merger related expenses of $15.1 million and additional expenses related to the Merger.

For the year ended December 31, 2022, noninterest expense totaled $484.2 million, an increase of $10.6 million or 2.2% compared with 2021. The change was primarily due to an increase in salaries and benefits, an increase in credit and debit card and data processing expense and lower net gains on sale of other real estate.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Salaries and employee benefits(1)	$328,430	$314,713	$310,556
Non-staff expenses:
Net occupancy and equipment	35,517	32,446	32,184
Credit and debit card, data processing and software amortization	41,570	37,327	35,104
Regulatory assessments and FDIC insurance	40,165	11,381	10,638
Core deposit intangibles amortization	12,676	10,336	11,551
Depreciation	18,283	17,960	18,095
Communications(2)	14,413	13,005	12,028
Net other real estate (income) expense(3)	(834)	(122)	(2,224)
Merger related expenses	15,133	272	—
Other	51,345	46,868	45,688
Total noninterest expense	$556,698	$484,186	$473,620

(1)
Total salaries and employee benefits include $12.2 million, $11.8 million and $12.6 million in 2023, 2022 and 2021, respectively, in stock-based compensation expense.
(2)
Communications expense includes telephone, data circuits, postage, and courier expenses.
(3)
Other real estate expense is net of rental income and gains and losses on sales of real estate.

Salaries and Employee Benefits. Salaries and employee benefits were $328.4 million for the year ended December 31, 2023, an increase of $13.7 million or 4.4% compared with 2022, as a result of the Merger. Salaries and employee benefits were $314.7 million for the year ended December 31, 2022, an increase of $4.2 million or 1.3% compared with 2021. The number of full-time equivalent associates employed by the Company was 3,850, 3,633 and 3,704 at December 31, 2023, 2022 and 2021, respectively. Total salaries and benefits for the year ended December 31, 2023 included $12.2 million in stock‑based compensation expense compared with $11.8 million and $12.6 million recorded for each of the years ended December 31, 2022 and 2021, respectively.

Net Occupancy and Equipment: Net occupancy and equipment expense was $35.5 million for the year ended December 31, 2023, an increase of $3.1 million or 9.5% compared with 2022, primarily due to the Merger. Net occupancy and equipment expense was $32.4 million for the year ended December 31, 2022, an increase of $262 thousand compared with 2021.

Credit and Debit Card, Data Processing and Software Amortization. Credit and debit card, data processing and software amortization expenses were $41.6 million for the year ended December 31, 2023, an increase of $4.2 million or 11.4% compared with 2022, primarily due to an increase in data processing costs and the Merger. Credit and debit card, data processing and software amortization expenses were $37.3 million for the year ended December 31, 2022, an increase of $2.2 million or 6.3% compared with 2021, as a result of increase in debit card interchange fees and software maintenance expense.

Regulatory Assessments and FDIC Insurance. Regulatory assessments and FDIC insurance assessments were $40.2 million for the year ended December 31, 2023, an increase of $28.8 million, compared with $11.4 million for the year ended December 31, 2022, as a result of the FDIC special assessment of $19.9 million and the Merger. During the fourth quarter of 2023, Prosperity accrued for the FDIC special assessment of $19.9 million, which was imposed by the FDIC to recover the cost associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in early 2023. Regulatory assessments and FDIC insurance assessments were $11.4 million for the year ended December 31, 2022, an increase of $743 thousand or 7.0%, compared with $10.6 million for the year ended December 31, 2021.

Core Deposit Intangibles Amortization. Core deposit intangibles (“CDI”) amortization was $12.7 million for the year ended December 31, 2023, an increase of $2.3 million or 22.6% compared with $10.3 million for the year ended December 31, 2022. CDI amortization was $10.3 million for the year ended December 31, 2022, a decrease of $1.2 million or 10.5% compared with $11.6 million for the year ended December 31, 2021.

Other Real Estate. Other real estate (income) expense was $(834) thousand for the year ended December 31, 2023, a change of $712 thousand compared with $(122) thousand for the year ended December 31, 2022. Other real estate (income) expense was $(122) thousand for the year ended December 31, 2022, a change of $2.1 million compared with $(2.2) million for the year ended December 31, 2021, primarily due to a decrease in sales of other real estate in 2022.

Merger Related Expenses. Merger related expenses were $15.1 million for the year ended December 31, 2023, due to the Merger and the pending merger of Lone Star. Merger related expenses were $272 thousand for the year ended December 31, 2022, due to the pending acquisitions of First Bancshares and Lone Star announced in October 2022.

Efficiency Ratio

The Company’s efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not calculated based on GAAP. A GAAP-based efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions, by net interest income plus total noninterest income, as shown in the Consolidated Statements of Income. The Company’s efficiency ratio, as calculated and used by the Company, excludes from noninterest income the net gains and losses on the sale of securities and assets, which can vary widely from period to period. Taxes are not included in either calculation. The Company believes this non-GAAP financial measure provides information useful to investors by excluding certain items that may not be indicative of its core net operating earnings and business outlook. This non-GAAP financial measure should not be considered a substitute for, nor of greater importance than, the GAAP basis financial measure. Because a non-GAAP financial measure is not standardized, it may not be possible to compare this financial measure with other companies’ non-GAAP financial measures having the same or a similar name. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio calculated pursuant to GAAP was 50.17% for the year ended December 31, 2023 compared with 42.09% for the year ended December 31, 2022 and 41.79% for the year ended December 31, 2021. The efficiency ratio, excluding net gains and losses on the sale or write down of assets and taxes, was 50.26% for the year ended December 31, 2023, compared with 42.23% for the year ended December 31, 2022 and 41.83% for the year ended December 31, 2021.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of nondeductible expenses. Income tax expense was $115.1 million for the year ended December 31, 2023, a decrease of $26.5 million or 18.7% compared with $141.7 million for the year ended December 31, 2022. Income tax expense was $141.7 million for the year ended December 31, 2022, an increase of $1.3 million or 0.9% compared with $140.4 million for the year ended December 31, 2021. The effective tax rate for the years ended December 31, 2023, 2022 and 2021 was 21.5%, 21.3% and 18.0%, respectively. The effective income tax rates differed from the U.S. statutory rate of 21% during 2023, 2022 and 2021 primarily due to the effect of tax-exempt income from loans and securities.

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

Financial Condition

Loan Portfolio

At December 31, 2023, total loans were $21.18 billion, an increase of $2.34 billion or 12.4% compared with $18.84 billion at December 31, 2022. Loans at December 31, 2023 included $5.7 million of loans held for sale and $822.2 million of Warehouse Purchase Program loans. At December 31, 2023, total loans were 77.9% of deposits and 54.9% of total assets. At December 31, 2022, total loans were $18.84 billion, an increase of $223.7 million or 1.2% compared with $18.62 billion at December 31, 2021. Loans at December 31, 2022 included $554 thousand of loans held for sale and $740.6 million of Warehouse Purchase Program loans. At December 31, 2022, total loans were 66.0% of deposits and 50.0% of total assets.

The following table summarizes the Company’s total loan portfolio by type of loan as of the dates indicated:

	December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$2,305,040	10.9%	$2,594,742	13.8%
Warehouse purchase program	822,245	3.9%	740,620	3.9%
Real estate:
Construction, land development and other land loans	3,076,591	14.5%	2,805,438	14.9%
1-4 family residential (1)	7,207,226	34.0%	5,774,814	30.7%
Home equity	960,852	4.5%	966,410	5.1%
Commercial real estate (including multi-family residential) (2)	5,662,948	26.8%	4,986,211	26.5%
Farmland	598,898	2.8%	518,095	2.7%
Agriculture	217,145	1.0%	169,938	0.9%
Consumer	127,079	0.6%	120,401	0.6%
Other	202,514	1.0%	163,158	0.9%
Total loans (3)	$21,180,538	100.0%	$18,839,827	100.0%

(1)
Includes loans held for sale of $5.7 million and $554 thousand at December 31, 2023 and 2022, respectively.
(2)
Commercial real estate loans include approximately $2.03 billion and $1.69 billion of owner-occupied loans for the years ended December 31, 2023 and 2022, respectively.
(3)
Includes fair value discounts on acquired loans of $27.9 million and $5.6 million at December 31, 2023 and 2022, respectively.

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

	December 31, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$5,734	$—	$—	$—	$5,734
Commercial and industrial	1,499,739	540,360	195,509	69,432	2,305,040
Warehouse purchase program	822,245	—	—	—	822,245
Real estate:
Construction, land development and other land loans	2,739,059	126,694	5,412	205,426	3,076,591
1-4 family residential (including home equity)	7,211,453	214,809	730,189	5,893	8,162,344
Commercial real estate (including multi-family residential)	4,262,288	338,200	834,922	227,538	5,662,948
Farmland	560,440	8,516	18,706	11,236	598,898
Agriculture	160,381	45,142	5,491	6,131	217,145
Consumer and other	271,000	44,922	13,588	83	329,593
Total loans held for investment	17,526,605	1,318,643	1,803,817	525,739	21,174,804
Total	$17,532,339	$1,318,643	$1,803,817	$525,739	$21,180,538

	December 31, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$554	$—	$—	$—	$554
Commercial and industrial	1,711,433	730,969	137,272	15,068	2,594,742
Warehouse purchase program	740,620	—	—	—	740,620
Real estate:
Construction, land development and other land loans	2,672,903	126,607	5,759	169	2,805,438
1-4 family residential (including home equity)	5,918,995	232,975	588,700	—	6,740,670
Commercial real estate (including multi-family residential)	3,967,943	410,834	562,834	44,600	4,986,211
Farmland	498,512	5,740	13,658	185	518,095
Agriculture	140,838	29,041	59	—	169,938
Consumer and other	245,131	29,436	8,992	—	283,559
Total loans held for investment	15,896,375	1,565,602	1,317,274	60,022	18,839,273
Total	$15,896,929	$1,565,602	$1,317,274	$60,022	$18,839,827

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

Commercial and Industrial Loans. In nearly all cases, the Company’s commercial loans are made in the Company’s market areas and are underwritten based on the borrower's ability to service the debt from income. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. As a general practice, term loans are secured by any available real estate, equipment or other assets owned by the borrower. Both working capital and term loans are typically supported by a personal guaranty of a principal. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial loans is due to the type of collateral securing these loans as well as the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

Included in commercial loans are (1) commitments to oil and gas producers largely secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of December 31, 2023, the Company had $80.3 million (net of discount and excluding PPP loans totaling $2.0 million) in funded commitments outstanding to oil and gas production companies and $303.1 million in unfunded commitments, for a total of $383.4 million. This compares with funded commitments to oil and gas production companies of $209.0 million (net of discount and excluding PPP loans totaling $2.0 million) and $357.4 million in unfunded commitments, for a total of $566.4 million as of December 31, 2022. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds. As of December 31, 2023, the Company had $288.1 million (net of discount and excluding PPP loans totaling $627 thousand) in funded commitments outstanding to service companies and $168.5 million in unfunded commitments, for a total of $456.6 million. This compares with funded commitments to service companies of $220.5 million (net of discount and excluding PPP loans totaling $1.4 million) and $95.9 million in unfunded commitments, for a total of $316.4 million as of December 31, 2022.

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

At December 31, 2023, the Company had 33 mortgage banking company customers with aggregate uncommitted facilities (“Facilities”) of $1.94 billion and an actual aggregate outstanding balance of $822.2 million; and the Clients’ individual Facilities ranged in size from $3.0 million to $200.0 million. A Facility is often supported by a payment guaranty of the Client’s owners holding significant ownership positions, along with non-interest-bearing compensating balance deposits in line with the Facility amount. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan curtailments to reduce the Company’s risk if an individual mortgage loan is not timely purchased by an investor. The average mortgage loan being purchased by the Company reflects a blend of Agency and private investor underwriting guidelines. At December 31, 2023 the Company’s mortgage warehouse portfolio had an average loan-to-value ratio (LTV) of 77%, an average credit score of 696 and an average loan size of $303 thousand. The Company’s purchases under these Facilities are priced using a combined base rate and a risk premium set for both product type (Prime, Jumbo, etc.) and age of the loan.

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

Loan Maturities. The contractual maturity ranges of the Company’s loan portfolio, excluding loans held for sale of $5.7 million and Warehouse Purchase Program loans of $822.2 million, by type of loan and the amount of such loans with predetermined interest rates and variable rates in each maturity range as of December 31, 2023 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $27.9 million.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)
Commercial and industrial	$671,019	$1,080,467	$444,123	$114,183	$2,309,792
Real estate:
Construction, land development and other land loans	630,924	721,155	562,314	1,162,899	3,077,292
1-4 family residential (includes home equity)	45,155	208,980	2,041,465	5,863,910	8,159,510
Commercial (includes multi-family residential)	238,020	984,578	2,283,798	2,180,159	5,686,555
Agriculture (includes farmland)	163,594	97,931	248,099	307,546	817,170
Consumer and other	62,503	129,055	74,866	63,722	330,146
Total	$1,811,215	$3,222,166	$5,654,665	$9,692,419	$20,380,465
Loans with a predetermined interest rate	$481,463	$1,454,792	$3,416,744	$3,571,719	$8,924,718
Loans with a variable interest rate	1,329,752	1,767,374	2,237,921	6,120,700	11,455,747
Total	$1,811,215	$3,222,166	$5,654,665	$9,692,419	$20,380,465
The following table presents information regarding loans with contractual maturities of one year or more with a predetermined interest rate or a variable interest rate by type of loan at December 31, 2023.

	Loans with a predetermined interest rate	Loans with a variable interest rate	Total
	(Dollars in thousands)
Commercial and industrial	$576,005	$1,062,768	$1,638,773
Real estate:
Construction, land development and other land loans	502,944	1,943,424	2,446,368
1-4 family residential (includes home equity)	5,183,881	2,930,474	8,114,355
Commercial (includes multi-family residential)	1,796,748	3,651,786	5,448,534
Agriculture (includes farmland)	272,627	380,950	653,577
Consumer and other	111,050	156,593	267,643
Total	$8,443,255	$10,125,995	$18,569,250

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

The following table presents information regarding past due loans and nonperforming assets at the dates indicated.

	December 31,
	2023	2022		2021
	(Dollars in thousands)
Nonaccrual loans (1)(3)	$68,688	$19,614	(2)	$26,269	(2)
Accruing loans 90 or more days past due	2,195	5,917		887
Total nonperforming loans	70,883	25,531		27,156
Repossessed assets	76	—		310
Other real estate	1,708	1,963		622
Total nonperforming assets	$72,667	$27,494		$28,088
Nonperforming assets to total loans and other real estate	0.34%	0.15%		0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.36%	0.15%		0.17%
Nonaccrual loans to total loans	0.32%	0.10%		0.14%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.34%	0.11%		0.16%

(1)
ASU 2022-02 became effective for the Company on January 1, 2023.
(2)
Includes troubled debt restructurings of $4.6 million and $4.2 million for the years ended December 31, 2022 and 2021, respectively.
(3)
There were no nonperforming of Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The following tables present information regarding past due loans and nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans at the dates indicated:

	December 31, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$29,160	$2,612	$8,594	$28,322	$68,688
Accruing loans 90 or more days past due	—	552	8	1,635	2,195
Total nonperforming loans	29,160	3,164	8,602	29,957	70,883
Repossessed assets	76	—	—	—	76
Other real estate	1,323	—	—	385	1,708
Total nonperforming assets	$30,559	$3,164	$8,602	$30,342	$72,667
Nonperforming assets to total loans and other real estate by category	0.17%	0.24%	0.48%	5.77%	0.34%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.18%	0.24%	0.48%	5.77%	0.36%
Nonaccrual loans to total loans	0.17%	0.20%	0.48%	5.39%	0.32%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.17%	0.20%	0.48%	5.39%	0.34%

	December 31, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$10,544	$2,138	$6,764	$168	$19,614
Accruing loans 90 or more days past due	5,917	—	—	—	5,917
Total nonperforming loans	16,461	2,138	6,764	168	25,531
Repossessed assets	—	—	—	—	—
Other real estate	1,963	—	—	—	1,963
Total nonperforming assets	$18,424	$2,138	$6,764	$168	$27,494
Nonperforming assets to total loans and other real estate by category	0.12%	0.14%	0.51%	0.28%	0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.12%	0.14%	0.51%	0.28%	0.15%
Nonaccrual loans to total loans	0.07%	0.14%	0.51%	0.28%	0.10%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.07%	0.14%	0.51%	0.28%	0.11%

The Company had $72.7 million in nonperforming assets at December 31, 2023 compared with $27.5 million at December 31, 2022 and $28.1 million at December 31, 2021. The increase in 2023 was primarily due to the Merger. The nonperforming assets consisted of 292 separate credits or other real estate properties at December 31, 2023, compared with 170 at December 31, 2022 and 157 at December 31, 2021. The Company had $68.7 million, $19.6 million and $26.3 million in nonaccrual loans at December 31, 2023, 2022 and 2021, respectively.

At December 31, 2023, of the total nonperforming assets, $30.6 million resulted from originated loans, $3.2 million resulted from re-underwritten acquired loans, $8.6 million resulted from Non-PCD loans and $30.3 million resulted from PCD loans. At December 31, 2022, of the total nonperforming assets, $18.4 million resulted from originated loans, $2.1 million resulted from re-underwritten acquired loans, $6.8 million resulted from Non-PCD loans and $168 thousand resulted from PCD loans. A PCD loan becomes impaired when there is a deterioration in projected cash flows after acquisition.

Nonperforming assets were 0.34% and 0.15% of total loans and other real estate at December 31, 2023 and 2022, respectively. The allowance for credit losses on loans as a percentage of total nonperforming loans was 468.9% at December 31, 2023 and 1102.9% at December 31, 2022.

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Average loans outstanding	$20,576,902	$18,209,739	$19,133,600
Gross loans outstanding at end of period	$21,180,538	$18,839,827	$18,616,144
Allowance for credit losses on loans at beginning of period	$281,576	$286,380	$316,068
Initial allowance on loans purchased with credit deterioration	76,793	—	—
Provision for credit losses	11,984	—	—
Charge-offs:
Commercial and industrial	(19,603)	(1,273)	(10,735)
Real estate and agriculture	(17,493)	(1,747)	(18,588)
Consumer and other	(5,688)	(5,503)	(4,053)
Recoveries:
Commercial and industrial	3,198	2,114	1,682
Real estate and agriculture	702	680	694
Consumer and other	893	925	1,312
Net charge-offs(1)	(37,991)	(4,804)	(29,688)
Allowance for credit losses on loans at end of period	$332,362	$281,576	$286,380
Ratio of allowance to end of period loans	1.57%	1.49%	1.54%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program loans	1.63%	1.56%	1.70%
Ratio of net charge-offs to average loans	0.18%	0.03%	0.16%
Ratio of allowance to end of period nonperforming loans	468.9%	1102.9%	1054.6%
Ratio of allowance to end of period nonaccrual loans	483.9%	1435.6%	1090.2%

(1)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of December 31, 2023 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

	December 31,
	2023		2022		2021
	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$59,832	11.3%	$62,319	14.3%	$80,412	16.1%
Real estate	254,091	83.1%	205,920	80.3%	190,612	78.5%
Agriculture and agriculture real estate	11,380	4.0%	7,699	3.8%	7,759	3.7%
Consumer and other	7,059	1.6%	5,638	1.6%	7,597	1.7%
Total allowance for credit losses on loans	$332,362	100.0%	$281,576	100.0%	$286,380	100.0%

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

	As of and for the Year Ended December 31, 2023
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$17,105,274	$3,471,628	$20,576,902
Gross loans outstanding at end of period	$17,532,339	$3,648,199	$21,180,538
Allowance for credit losses on loans at beginning of period	$209,467	$72,109	$281,576
Initial allowance on loans purchased with credit deterioration	—	76,793	76,793
Provision for credit losses	19,808	(7,824)	11,984
Charge-offs:
Commercial and industrial	(2,829)	(16,774)	(19,603)
Real estate and agriculture	(918)	(16,575)	(17,493)
Consumer and other	(5,505)	(183)	(5,688)
Recoveries:
Commercial and industrial	1,438	1,760	3,198
Real estate and agriculture	178	524	702
Consumer and other	774	119	893
Net charge-offs(1)	(6,862)	(31,129)	(37,991)
Allowance for credit losses on loans at end of period	$222,413	$109,949	$332,362
Ratio of allowance to end of period loans	1.27%	3.01%	1.57%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program loans	1.33%	3.01%	1.63%
Ratio of net charge-offs to average loans	0.04%	0.90%	0.18%
Ratio of allowance to end of period nonperforming loans	762.7%	263.5%	468.9%
Ratio of allowance to end of period nonaccrual loans	762.7%	278.2%	483.9%

	As of and for the Year Ended December 31, 2022
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$14,488,753	$3,720,986	$18,209,739
Gross loans outstanding at end of period	$15,896,929	$2,942,898	$18,839,827
Allowance for credit losses on loans at beginning of period	$186,736	$99,644	$286,380
Provision for credit losses	27,432	(27,432)	—
Charge-offs:
Commercial and industrial	(1,005)	(268)	(1,273)
Real estate and agriculture	(987)	(760)	(1,747)
Consumer and other	(5,319)	(184)	(5,503)
Recoveries:
Commercial and industrial	1,119	995	2,114
Real estate and agriculture	635	45	680
Consumer and other	856	69	925
Net charge-offs(1)	(4,701)	(103)	(4,804)
Allowance for credit losses on loans at end of period	$209,467	$72,109	$281,576
Ratio of allowance to end of period loans	1.32%	2.45%	1.49%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program loans	1.38%	2.45%	1.56%
Ratio of net charge-offs to average loans	0.03%	0.00%	0.03%
Ratio of allowance to end of period nonperforming loans	1272.5%	795.0%	1102.9%
Ratio of allowance to end of period nonaccrual loans	1986.6%	795.0%	1435.6%

(1)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $9.3 million during the year ended December 31, 2023 compared with $7.3 million during the year ended December 31, 2022. Partially offsetting these charge-offs were recoveries on originated loans of $2.4 million for the year ended December 31, 2023 compared with $2.6 million for the year ended December 31, 2022. Total charge-offs for the year ended December 31, 2023 were $42.8 million, partially offset by total recoveries of $4.8 million. Total charge-offs for the year ended December 31, 2022 were $8.5 million, partially offset by total recoveries of $3.7 million.

The following table shows the allocation of the net charge-offs and net recoveries among various categories of loans as of the dates indicated.

	December 31,
	2023		2022
	Amount	Percent of Net Charge-offs to Average Loans	Amount	Percent of Net Charge-offs to Average Loans
	(Dollars in thousands)
Balance of net (charge-offs) recoveries applicable to:
Commercial and industrial	$(16,405)	0.08%	$841	0.00%
Real estate:
Construction, land development and other land loans	(27)	0.00%	(416)	0.00%
1-4 family residential (including home equity)	268	0.00%	202	0.00%
Commercial real estate (including multi-family residential)	(17,116)	0.08%	(860)	0.00%
Agriculture (includes farmland)	84	0.00%	7	0.00%
Consumer and other	(4,795)	0.02%	(4,578)	0.03%
Total net charge-offs	$(37,991)	0.18%	$(4,804)	0.03%

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

	December 31, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$27,948	$18,211	$5,340	$8,333	$59,832	11.3%
Real estate	181,358	9,239	16,511	46,983	254,091	83.1%
Agriculture and agriculture real estate	7,750	1,037	256	2,337	11,380	4.0%
Consumer and other	5,357	1,465	217	20	7,059	1.6%
Total allowance for credit losses on loans	$222,413	$29,952	$22,324	$57,673	$332,362	100.0%

	December 31, 2022
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$30,837	$25,736	$5,091	$655	$62,319	14.3%
Real estate	167,270	10,225	11,978	16,447	205,920	80.3%
Agriculture and agriculture real estate	6,845	731	111	12	7,699	3.8%
Consumer and other	4,515	917	206	—	5,638	1.6%
Total allowance for credit losses on loans	$209,467	$37,609	$17,386	$17,114	$281,576	100.0%

(1)
Loans outstanding as a percentage of total loans, excluding Warehouse Purchase Program loans.

At December 31, 2023, the allowance for credit losses on loans totaled $332.4 million or 1.57% of total loans, including acquired loans with discounts, an increase of $50.8 million or 18.0% compared to the allowance for credit losses on loans totaling $281.6 million or 1.49% of total loans, including acquired loans with discounts, for December 31, 2022, primarily due to the Merger. Net charge-offs were $38.0 million for the year ended December 31, 2023. Net charge-offs for the year ended December 31, 2023 included $16.6 million related to resolved PCD loans and $15.0 million related to one commercial real estate loan acquired in a previous merger. The PCD loans had reserves of $16.3 million assigned as of the acquisition date. Additionally, reserves on PCD loans increased by $76.8 million due to the Merger and $23.5 million of reserves on resolved PCD loans was released to the general reserve.

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

At December 31, 2023, $222.4 million of the allowance for credit losses on loans was attributable to originated loans compared with $209.5 million of the allowance at December 31, 2022, an increase of $12.9 million or 6.2%. At December 31, 2023, $30.0 million of the allowance for credit losses on loans was attributable to re-underwritten acquired loans compared with $37.6 million of the allowance at December 31, 2022, a decrease of $7.7 million or 20.4%. At December 31, 2023, $22.3 million of the allowance for credit losses on loans was attributable to Non-PCD loans compared with $17.4 million of the allowance at December 31, 2022, an increase of $4.9 million or 28.4%. At December 31, 2023, $57.7 million of the allowance for credit losses on loans attributable to PCD loans compared with $17.1 million of the allowance at December 31, 2022, an increase of $40.6 million.

At December 31, 2023, the Company had $27.9 million of total outstanding accretable discounts on Non-PCD and PCD loans. At December 31, 2022, the Company had $5.6 million of total outstanding accretable discounts on Non-PCD and PCD loans.

The Company believes that the allowance for credit losses on loans at December 31, 2023 is adequate to absorb expected lifetime losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods that could be substantial in relation to the size of the allowance at December 31, 2023.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancelable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of December 31, 2023 and 2022, the Company had $36.5 million and $29.9 million, respectively, in allowance for credit losses on off-balance sheet credit exposures, with the increase due to the Merger. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

The following table represents a rollforward of the allowance for credit losses on off-balance sheet credit exposures for the periods shown.

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$29,947	$29,947
Provision for credit losses on off-balance sheet credit exposures	6,556	—
Balance at end of period	$36,503	$29,947

Securities

The Company uses its securities portfolio to manage interest rate risk and as a source of income and liquidity for cash requirements. At December 31, 2023, the carrying amount of investment securities totaled $12.80 billion, a decrease of $1.67 billion or 11.6% compared with $14.48 billion at December 31, 2022. At December 31, 2023, securities represented 33.2% of total assets compared with 38.4% of total assets at December 31, 2022.

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

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2023		2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$20,698	$21,787	$—	$—	$—	$—
Collateralized mortgage obligations	321,881	320,044	359,251	357,402	483,761	485,671
Mortgage-backed securities	97,779	96,757	101,647	99,100	28,881	29,261
Total	$440,358	$438,588	$460,898	$456,502	$512,642	$514,932
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	7,631	$7,579	$—	$—	$—	$—
States and political subdivisions	116,497	116,055	122,361	119,974	132,620	138,474
Corporate debt securities	12,000	7,800	12,000	9,480	—	—
Collateralized mortgage obligations	263,250	242,386	271,727	249,182	39,675	40,080
Mortgage-backed securities	11,965,930	10,610,778	13,613,415	12,008,489	12,131,674	12,072,659
Total	$12,365,308	$10,984,598	$14,019,503	$12,387,125	$12,303,969	$12,251,213

The investment securities portfolio is measured for expected credit losses by segregating the portfolio into two general classifications and applying the appropriate expected credit losses methodology. Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under FASB ASC 326, “Financial Instruments – Credit Losses.”

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

As of December 31, 2023, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2023, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of December 31, 2023, the Company’s municipal securities represent 0.9% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of December 31, 2023, management believes that there is no potential for material credit losses on held to maturity securities.

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2023. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The weighted average life of the Company’s securities portfolio is 4.95 years, with a modified duration of 4.07 at December 31, 2023. Available for sale securities are shown at fair value and held to maturity securities are shown at amortized cost. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis.

	December 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$1,940	4.62%	$5,691	4.01%	$—	—	$—	—	$7,631	4.17%
States and political subdivisions	24,741	5.92%	43,243	3.99%	36,556	3.08%	11,957	1.76%	116,497	3.89%
Corporate debt securities	—		2,835	21.91%	30,952	5.14%	—	—	33,787	6.54%
Collateralized mortgage obligations	—	3.93%	19,728	5.60%	249,751	6.00%	313,815	3.33%	583,294	4.58%
Mortgage-backed securities	27,838	2.93%	720,076	2.06%	1,475,206	2.57%	9,839,567	1.81%	12,062,687	1.92%
Total	$54,519	4.35%	$791,573	2.34%	$1,792,465	3.10%	$10,165,339	1.86%	$12,803,896	2.07%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time with or without call or prepayment penalties. Mortgage-backed securities monthly pay downs cause the average lives of the securities to be much different than their stated lives. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security.

At December 31, 2023 and 2022, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average tax equivalent yield of the securities portfolio was 2.07% as of December 31, 2023 compared with 2.02% and 1.74% as of December 31, 2022 and 2021, respectively. This increase was primarily due to the investment in higher-yielding securities. The average tax equivalent yield on the securities portfolio is based upon expected prepayment speeds, other industry standard projections and on a 21% tax rate in 2023, 2022 and 2021.

The average yield excluding the tax equivalent adjustment was 2.06% for the year ended December 31, 2023 compared with 1.78% for the year ended December 31, 2022 and 1.55% for the year ended December 31, 2021. The overall change in the average securities portfolio over the comparable periods was primarily funded by average deposit growth and other borrowings.

Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as prepayments result in an acceleration of discount accretion. At December 31, 2023, 81.6% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 5.54 years.

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

Total deposits at December 31, 2023 were $27.18 billion, a decrease of $1.35 billion or 4.7% compared with $28.53 billion at December 31, 2022, primarily due to a decrease in business deposits and public fund deposits, partially offset by an increase in Merger acquired deposits. Total deposits at December 31, 2022 were $28.53 billion, a decrease of $2.24 billion or 7.3% compared with $30.77 billion at December 31, 2021, primarily due to a decrease in public fund deposits. Noninterest-bearing deposits at December 31, 2023 were $9.78 billion compared with $10.92 billion at December 31, 2022, a decrease of $1.14 billion or 10.4%. Noninterest-bearing deposits at December 31, 2022 were $10.92 billion compared with $10.75 billion at December 31, 2021, an increase of $165.4 million or 1.5%. Interest-bearing deposits at December 31, 2023 were $17.40 billion, a decrease of $214.8 million or 1.2% compared with $17.62 billion at December 31, 2022. Interest-bearing deposits at December 31, 2022 were $17.62 billion, a decrease of $2.4 billion or 12.0% compared with $20.02 billion at December 31, 2021.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2023, 2022 and 2021 are presented below:

	Years Ended December 31,
	2023		2022		2021
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing checking	$5,150,049	0.38%	$6,299,924	0.16%	$6,169,864	0.28%
Regular savings	3,164,512	0.70	3,535,908	0.24	3,162,686	0.11
Money market savings	5,965,333	2.45	6,848,270	0.55	6,720,863	0.24
Time deposits	2,832,754	2.99	2,322,754	0.52	2,917,976	0.55
Total interest-bearing deposits	17,112,648	1.59	19,006,856	0.36	18,971,389	0.28
Noninterest-bearing deposits	10,224,241	—	10,903,539	—	10,036,519	—
Total deposits	$27,336,889	1.00%	$29,910,395	0.23%	$29,007,908	0.18%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2023, 2022 and 2021 was 37.4%, 36.5% and 34.6%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $250,000 or greater by time remaining until maturity at December 31, 2023 (dollars in thousands):

Three months or less	$386,632	32.3%
Over three through six months	691,820	57.9
Over six through 12 months	98,398	8.2
Over 12 months	19,161	1.6
Total	$1,196,011	100.0%

Total uninsured deposits, including certificates of deposits, were $10.73 billion and $12.41 billion as of years ended December 31, 2023 and 2022, respectively.

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from Federal Reserve Board’s Bank Term Funding Program (“BTFP”), the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2023 and 2022:

	Bank Term Funding Program	FHLB Advances	Securities Sold Under Repurchase Agreements
	(Dollars in thousands)
December 31, 2023
Amount outstanding at year-end	$3,725,000	$—	$309,277
Weighted average interest rate at year-end	4.83%	—	2.31%
Maximum month-end balance during the year	$3,725,000	$4,125,000	$462,364
Average balance outstanding during the year	$1,826,195	$2,182,421	$389,313
Weighted average interest rate during the year	5.10%	5.22%	2.42%
December 31, 2022
Amount outstanding at year-end	$—	$1,850,000	$428,134
Weighted average interest rate at year-end	—	4.01%	1.94%
Maximum month-end balance during the year	$—	$1,850,000	$495,160
Average balance outstanding during the year	$—	$543,107	$457,553
Weighted average interest rate during the year	—	3.47%	0.58%

Bank Term Funding Program— During the second quarter of 2023, the Bank began participating in the Federal Reserve Board’s BTFP. Under the BTFP program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets are valued at par. Eligible depository institutions can request advances under the BTFP until at least March 11, 2024. At December 31, 2023, the Bank had secured borrowing capacity of $4.40 billion collateralized by the par value of pledged securities totaling $4.40 billion. At December 31, 2023, the balance outstanding was $3.73 billion consisting of a one term advance maturing in December 2024 with a weighted average interest rate of 4.83%.

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2023, the Company had total borrowing capacity of $10.85 billion under this line. At December 31, 2023, the Company had no FHLB advances or long-term notes payable balance outstanding.

Securities sold under repurchase agreements with Company customers—At December 31, 2023, the Company had $309.3 million in securities sold under repurchase agreements compared with $428.1 million at December 31, 2022, a decrease of $118.9 million or 27.8%, with weighted average interest rates paid of 2.42% and 0.58% for the years ended December 31, 2023 and 2022, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $3.0 million of repurchase agreements outstanding at December 31, 2023 have maturity dates ranging from 12 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Subordinated debentures— On May 1, 2023, in connection with the acquisition of First Bancshares, the Company assumed the obligation related to $3.1 million of Floating Rate Junior Subordinated Deferrable Interest Debentures and trust preferred securities (the "Subordinated Debentures"), which the Company redeemed on September 18, 2023. Accordingly, as of December 31, 2023, the Company had no Subordinated Debentures outstanding.

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

The Company’s exposure to interest rate risk is managed by the Asset Liability Committee (“ALCO”), which consists of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (1) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (2) an interest rate shock simulation model. The Company has traditionally managed its business to minimize its overall exposure to changes in interest rates.

The Company primarily uses an interest rate risk simulation model to evaluate the interest rate sensitivity of net interest income and the balance sheet. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. Interest rate shocks are applied to a static balance sheet to estimate the potential impact on net interest income and the aggregated market value of the balance sheet. As of December 31, 2023, these interest rate shocks consisted of instantaneous and parallel shifts in the yield curve moving from – 400 basis points to + 400 basis points, in 100 basis-point increments. The forecasted net interest income assuming no change in interest rates is compared to the forecasted net interest income in the shocks to measure the sensitivity of the Company’s earnings to changes in interest rates. Other simulations are run on a regular basis that include the gradual and rapid ramping of interest rates, yield curve twists and changes in the balance sheet composition.

The following table summarizes the simulated change in net interest income at the 12-month horizon, considering the balance sheet composition as of December 31, 2023 and 2022:

	Percent Change in Net Interest Income
Change in Interest Rates (Basis Points)	December 31, 2023	December 31, 2022
+200	(5.5)%	2.0%
+100	(2.4)%	1.2%
Base	0.0%	0.0%
-100	3.1%	(3.4)%
-200	3.2%	(7.65)%

The Company continues to manage its asset sensitivity within the scope of its risk tolerances and changing market conditions. At December 31, 2023, a projected 200 basis point increase in rates resulted in a projected decrease in net interest income of 5.5% compared with a projected 2.0% increase in net interest income at December 31, 2022. These projections can be impacted by a variety of factors, including changes in interest rates, changes in model assumptions and shifts in the Company’s balance sheet composition. During 2023, the Company increased its volume of borrowings to fund loan growth and deposit outflows. The growth in fixed rate residential mortgage loans along with the higher borrowing balances were the primary factors causing the Company’s liability sensitive position at December 31, 2023.

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

LIBOR Transition

On September 30, 2021, the Company began transitioning away from London Inter-Bank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) or other alternative variable rate indexes for its interest-rate swaps and loans historically using LIBOR as an index. As of December 31, 2023, the Company's interest rate swaps and loan portfolio used SOFR as the index rate. As of December 31, 2022, LIBOR was used as an index rate for approximately 88.2% of the Company’s interest-rate swaps and approximately 1.5% of the Company’s loan portfolio.

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis and manage unexpected events. During 2023 and 2022, the Company’s liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. During 2023, the Company also utilized advances from the FHLB of Dallas and Federal Reserve Board’s BTFP. Although access to purchased funds from correspondent banks may be available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on this external funding source.

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the average assets in which those funds are invested as a percentage of the Company’s average total assets for the periods indicated. Average assets totaled $38.97 billion for 2023 compared with $37.72 billion for 2022.

	2023	2022
Source of Funds:
Deposits:
Noninterest-bearing	26.23%	28.90%
Interest-bearing	43.91	50.39
Securities sold under repurchase agreements	1.00	1.21
Other borrowings	10.29	1.44
Other noninterest-bearing liabilities	0.74	0.62
Shareholders’ equity	17.83	17.44
Total	100.00%	100.00%

Uses of Funds:
Loans	52.80%	48.27%
Securities	35.20	38.74
Federal funds sold and other interest-earning assets	0.64	1.88
Other noninterest-earning assets	11.36	11.11
Total	100.00%	100.00%
Average noninterest-bearing deposits to average deposits	37.40%	36.45%
Average loans to average deposits	75.27%	60.88%

The Company’s largest source of funds is deposits, and the Company’s principal uses of funds are loans and securities. The Company does not expect a change in the source or use of its funds in the foreseeable future. The Company’s average deposits decreased 8.6% for the year ended December 31, 2023 compared with the year ended December 31, 2022. The Company’s average loans increased 13.0% for the year ended December 31, 2023 compared with the year ended December 31, 2022. The Company predominantly invests excess deposits in government-backed securities until the funds are needed to fund loan growth. The Company’s securities portfolio has a weighted average life of 4.95 years and a modified duration of 4.07 at December 31, 2023.

As of December 31, 2023, the Company had outstanding $4.60 billion in commitments to extend credit, $79.8 million in commitments associated with outstanding standby letters of credit and $1.12 billion in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2023, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2023, the Company had cash and cash equivalents of $458.4 million compared with $424.1 million at December 31, 2022, an increase of $34.3 million or 8.1%. The increase was primarily due to net proceeds from short-term borrowings of $1.67 billion, net proceeds from maturities and principal paydowns of investment securities of $1.88 billion and net cash provided by operating activities of $646.4 million, partially offset by a decrease in deposits of $2.93 billion, a net increase in loans of $759.0 million, payment of cash dividends of $205.7 million, repurchase of common stock of $72.2 million, a decrease in securities sold under repurchase agreements of $168.7 million and net cash used in the purchase of First Bancshares of $24.4 million.

Share Repurchases

On January 16, 2024, the Company announced a stock repurchase program under which the Company could repurchase up to 5%, or approximately 4.7 million shares, of its outstanding common stock over a one-year period expiring on January 16, 2025, at the discretion of management. Under the stock repurchase program, the Company may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Shares of stock repurchased are held as authorized but unissued shares. The Company is not obligated to purchase any particular number of shares, and the Company may suspend, modify or terminate the program at any time and for any reason without prior notice.

On January 17, 2023, the Company announced a stock repurchase program under which the Company could repurchase up to 5%, or approximately 4.6 million shares, of its outstanding common stock over a one-year period expiring on January 17, 2024, at the discretion of management. The Company repurchased approximately 1.21 million shares of its common stock at an average weighted price of $59.88 per share during the year ended December 31, 2023.

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

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of December 31, 2023 are summarized below.

Borrowings

The Company’s future cash payments associated with the Federal Reserve Board’s BTFP as of December 31, 2023 are summarized below. The future interest payments were calculated using the current rate in effect at December 31, 2023. Payments under the BTFP include interest of $173.9 million that will be due over the future periods. These payments do not include prepayment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank Term Funding Program	$3,898,880	$—	$—	$—	$3,898,880

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of December 31, 2023 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$61,508	$17,201	$1,020	$26	$79,755
Unused capacity on Warehouse Purchase Program loans	1,119,755	—	—	—	1,119,755
Commitments to extend credit	1,478,536	1,077,574	239,782	1,800,294	4,596,186
Total	$2,659,799	$1,094,775	$240,802	$1,800,320	$5,795,696

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

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At December 31, 2023 and 2022, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $36.5 million and $29.9 million, respectively. The increase in the allowance was due to the Merger.

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income for the years ended December 31, 2023, 2022 and 2021 was $3.1 million, $3.2 million and $3.1 million, respectively. As of December 31, 2023, operating lease ROU assets and lease liabilities were approximately $36.8 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of December 31, 2023, the weighted average remaining lease terms of the Company’s operating leases were 5.1 years. The weighted average discount rate used to determine the lease liabilities as of December 31, 2023 for the Company’s operating leases was 2.7%. Cash paid for the Company’s operating leases for the years ended December 31, 2023, 2022 and 2021 was $12.0 million, $10.9 million and $12.2 million, respectively. During the year ended December 31, 2023, the Company obtained $3.6 million in ROU assets in exchange for lease liabilities for eight operating leases, four of which, reflecting $2.7 million in ROU assets, were related to the Merger.

The Company’s future undiscounted cash payments associated with its operating leases as of December 31, 2023 are summarized below (dollars in thousands).

2024	$10,312
2025	9,751
2026	8,607
2027	5,586
2028	2,606
Thereafter	6,257
Total undiscounted lease payments	$43,119

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all operating lease obligations aggregated approximately $12.1 million, $10.9 million, and $11.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

As of December 31, 2023, the Company’s ratio of CET1 to risk-weighted assets was 15.54%, Tier 1 capital to risk-weighted assets was 15.54%, total capital to risk-weighted assets was 16.56% and Tier 1 capital to average quarterly assets was 10.39%.

It is important to note that Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans for a given period. At December 31, 2023, Warehouse Purchase Program loans totaled $822.2 million, compared to an average balance of $815.9 million. Because the capital ratios above are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, the end-of-period increase in these balances can significantly impact the Company’s reported capital ratios.

Total shareholders’ equity increased to $7.08 billion at December 31, 2023, compared with $6.70 billion at December 31, 2022, an increase of $380.0 million or 5.7%. The increase was primarily the result of the common stock issuance in connection with the Merger of $224.3 million and net income of $419.3 million, partially offset by dividend payments of $205.7 million and common stock repurchases of $72.2 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2023 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2023
The Company
CET1 capital ratio	4.50%		7.00%	N/A	15.54%
Tier 1 risk-based capital ratio	6.00%		8.50%	N/A	15.54%
Total risk-based capital ratio	8.00%		10.50%	N/A	16.56%
Leverage ratio	4.00%	(1)	4.00%	N/A	10.39%
The Bank
CET1 capital ratio	4.50%		7.00%	6.50%	15.48%
Tier 1 risk-based capital ratio	6.00%		8.50%	8.00%	15.48%
Total risk-based capital ratio	8.00%		10.50%	10.00%	16.50%
Leverage ratio	4.00%	(2)	4.00%	5.00%	10.35%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the report thereon, the notes thereto and supplementary data commence at page 79 of this Annual Report on Form 10-K.

The following table presents certain unaudited consolidated quarterly financial information concerning the Company’s results of operations for each of the two years indicated below. The information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2023
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$376,432	$380,354	$360,448	$327,309
Interest expense	139,449	140,830	123,989	83,842
Net interest income	236,983	239,524	236,459	243,467
Provision for credit losses	—	—	18,540	—
Net interest income after provision	236,983	239,524	217,919	243,467
Noninterest income	36,568	38,743	39,688	38,266
Noninterest expense	152,171	135,657	145,870	123,000
Income before income taxes	121,380	142,610	111,737	158,733
Provision for income taxes	25,904	30,402	24,799	34,039
Net income	$95,476	$112,208	$86,938	$124,694
Earnings per share(1):
Basic	$1.02	$1.20	$0.94	$1.37
Diluted	$1.02	$1.20	$0.94	$1.37

	Quarter Ended 2022
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$308,592	$279,554	$257,806	$248,883
Interest expense	52,455	18,875	9,335	8,939
Net interest income	256,137	260,679	248,471	239,944
Provision for credit losses	—	—	—	—
Net interest income after provision	256,137	260,679	248,471	239,944
Noninterest income	37,724	34,688	37,594	35,122
Noninterest expense	119,244	122,214	122,878	119,850
Income before income taxes	174,617	173,153	163,187	155,216
Provision for income taxes	36,737	37,333	34,697	32,890
Net income	$137,880	$135,820	$128,490	$122,326
Earnings per share(1):
Basic	$1.51	$1.49	$1.40	$1.33
Diluted	$1.51	$1.49	$1.40	$1.33

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prosperity Bancshares, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte and Touche LLP

Houston, Texas

February 28, 2024

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans. During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement.

PART IV.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 79 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

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

Third Amended and Restated Employment Agreement effective December 29, 2023 by and among Prosperity Bancshares, Inc., Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 2, 2024)

10.4†	—	Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Schedule 14A filed on March 18, 2020)

Exhibit Number (1)		Description

10.5†	—

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

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	—	Clawback Policy

101.INS*	—	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number (1)		Description

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	—	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (formatted as Inline XBRL and contained in Exhibits 101)

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

Date: February 28, 2024

PROSPERITY BANCSHARES, INC.® (Registrant)

BY:	/S/ DAVID ZALMAN
David Zalman Senior Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN	Senior Chairman of the Board and Chief Executive Officer (principal executive officer); Director	February 28, 2024
David Zalman

/s/ ASYLBEK OSMONOV	Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2024
Asylbek Osmonov

/s/ ILEANA BLANCO	Director	February 28, 2024
Ileana Blanco

/s/ JAMES A. BOULIGNY	Director	February 28, 2024
James A. Bouligny

/s/ W. R. COLLIER	Director	February 28, 2024
W. R. Collier

/s/ KEVIN J. HANIGAN	President and Chief Operating Officer; Director	February 28, 2024
Kevin J. Hanigan

/s/ LEAH HENDERSON	Director	February 28, 2024
Leah Henderson

/s/ NED S. HOLMES	Director	February 28, 2024
Ned S. Holmes

/s/ JACK LORD	Director	February 28, 2024
Jack Lord

/s/ WILLIAM T. LUEDKE IV	Director	February 28, 2024
William T. Luedke IV

/s/ PERRY MUELLER, JR., D.D.S.	Director	February 28, 2024
Perry Mueller, Jr., D.D.S.

/s/ LAURA MURILLO	Director	February 28, 2024
Laura Murillo

/s/ HARRISON STAFFORD II	Director	February 28, 2024
Harrison Stafford II

/s/ ROBERT STEELHAMMER	Director	February 28, 2024
Robert Steelhammer

/s/ H.E. TIMANUS, JR.	Chairman; Director	February 28, 2024
H.E. Timanus, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prosperity Bancshares, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Allowance for Credit Losses - Refer to Note 5 to the financial statements

Critical Audit Matter Description

The allowance for credit losses on loans is an allowance on loans available for estimated losses. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is expected and reasonably estimable. Recoveries are credited to the allowance at the time of recovery.

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

At and for the year-ended December 31, 2023, the allowance for credit losses on loans recorded on the balance sheet was $332.4 million, and the provision for credit losses recorded on the statement of income was $18.5 million.

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
•
With the assistance of a credit specialist, we evaluated:
•
the reasonableness of the classification of the loan types;
•
the methodology surrounding the reasonableness of economic factors and assumptions used in the general allowance calculation;
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

February 28, 2024

We have served as the Company’s auditor since 1993.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(Dollars in thousands)
ASSETS
Cash and due from banks	$458,153	$423,832
Federal funds sold	260	301
Total cash and cash equivalents	458,413	424,133
Available for sale securities, at fair value	438,588	456,502
Held to maturity securities, at cost (fair value of $10,984,598 and $12,387,125 respectively)	12,365,308	14,019,503
Total securities	12,803,896	14,476,005
Loans held for sale	5,734	554
Loans held for investment	20,352,559	18,098,653
Loans held for investment - Warehouse Purchase Program	822,245	740,620
Total loans	21,180,538	18,839,827
Less: allowance for credit losses on loans	(332,362)	(281,576)
Loans, net	20,848,176	18,558,251
Accrued interest receivable	96,327	88,438
Goodwill	3,396,086	3,231,636
Core deposit intangibles, net	63,994	51,348
Bank premises and equipment, net	369,992	339,453
Other real estate owned	1,708	1,963
Bank owned life insurance (BOLI)	379,447	327,439
Federal Home Loan Bank of Dallas stock	8,750	90,025
Other assets	121,088	101,138
TOTAL ASSETS	$38,547,877	$37,689,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$9,776,572	$10,915,448
Interest-bearing	17,403,237	17,618,083
Total deposits	27,179,809	28,533,531
Other borrowings	3,725,000	1,850,000
Securities sold under repurchase agreements	309,277	428,134
Subordinated notes	—	—
Accrued interest payable	34,819	4,495
Allowance for credit losses on off-balance sheet credit exposures	36,503	29,947
Other liabilities	183,139	144,348
Total liabilities	31,468,547	30,990,455
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 93,722,383 shares issued and outstanding at December 31, 2023; 91,313,615 shares issued and outstanding at December 31, 2022	93,723	91,314
Capital surplus	3,703,795	3,541,924
Retained earnings	3,283,210	3,069,609
Accumulated other comprehensive loss —net unrealized gain on available for sale securities, net of tax benefit of $(372) and $(923), respectively	(1,398)	(3,473)
Total shareholders’ equity	7,079,330	6,699,374
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,547,877	$37,689,829

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$1,148,996	$831,189	$869,908
Securities	283,302	260,416	175,459
Federal funds sold and other earning assets	12,245	3,230	1,556
Total interest income	1,444,543	1,094,835	1,046,923
INTEREST EXPENSE:
Deposits	272,345	68,112	52,913
Other borrowings	206,323	18,851	—
Securities sold under repurchase agreements	9,404	2,641	702
Subordinated notes	38	—	—
Total interest expense	488,110	89,604	53,615
NET INTEREST INCOME	956,433	1,005,231	993,308
PROVISION FOR CREDIT LOSSES	18,540	—	-
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	937,893	1,005,231	993,308
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	33,691	34,014	29,610
Credit card, debit card and ATM card income	36,471	34,764	34,680
Service charges on deposit accounts	24,582	24,730	24,392
Trust income	13,269	12,250	10,278
Mortgage income	2,298	1,399	8,302
Brokerage income	4,275	3,654	3,320
Net gain on sale or write down of assets	1,986	3,934	1,097
Other	36,693	30,383	28,287
Total noninterest income	153,265	145,128	139,966
NONINTEREST EXPENSE:
Salaries and employee benefits	328,430	314,713	310,556
Net occupancy and equipment	35,517	32,446	32,184
Credit and debit card, data processing and software amortization	41,570	37,327	35,104
Regulatory assessments and FDIC insurance	40,165	11,381	10,638
Core deposit intangibles amortization	12,676	10,336	11,551
Depreciation	18,283	17,960	18,095
Communications	14,413	13,005	12,028
Net other real estate (income) expense	(834)	(122)	(2,224)
Merger related expenses	15,133	272	—
Other	51,345	46,868	45,688
Total noninterest expense	556,698	484,186	473,620
INCOME BEFORE INCOME TAXES	534,460	666,173	659,654
PROVISION FOR INCOME TAXES	115,144	141,657	140,357
NET INCOME	$419,316	$524,516	$519,297
EARNINGS PER SHARE:
Basic	$4.51	$5.73	$5.60
Diluted	$4.51	$5.73	$5.60

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Net income	$419,316	$524,516	$519,297
Other comprehensive income (loss), before tax:
Securities available for sale:
Change in unrealized income (loss) during the period	2,626	(6,686)	1,316
Total other comprehensive income (loss)	2,626	(6,686)	1,316
Deferred tax (expense) benefit related to other comprehensive income (loss)	(551)	1,404	(276)
Other comprehensive income (loss), net of tax	2,075	(5,282)	1,040
Comprehensive income	$421,391	$519,234	$520,337

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2020	92,570,789	$92,571	$3,634,140	$2,403,189	$769	$6,130,669
Net income				519,297		519,297
Other comprehensive income					1,040	1,040
Common stock issued in connection with the granting of restricted stock awards, net	366,825	367	(367)			—
Common stock repurchase	(767,134)	(767)	(51,322)			(52,089)
Stock based compensation expense			12,572			12,572
Cash dividends declared, $1.99 per share				(184,253)		(184,253)
BALANCE AT DECEMBER 31, 2021	92,170,480	92,171	3,595,023	2,738,233	1,809	6,427,236
Net income				524,516		524,516
Other comprehensive loss					(5,282)	(5,282)
Common stock issued in connection with the granting of restricted stock awards, net	125,019	125	(125)			—
Common stock repurchase	(981,884)	(982)	(64,739)			(65,721)
Stock based compensation expense			11,765			11,765
Cash dividends declared, $2.11 per share				(193,140)		(193,140)
BALANCE AT DECEMBER 31, 2022	91,313,615	91,314	3,541,924	3,069,609	(3,473)	6,699,374
Net income				419,316		419,316
Other comprehensive income					2,075	2,075
Common stock issued in connection with the issuance of restricted stock awards, net	32,129	32	(32)			—
Common stock issued in connection with the acquisition of First Bancshares of Texas, Inc.	3,582,675	3,583	220,764			224,347
Common stock repurchase	(1,206,036)	(1,206)	(71,042)			(72,248)
Stock based compensation expense			12,181			12,181
Cash dividends declared, $2.21 per share				(205,715)		(205,715)
BALANCE AT DECEMBER 31, 2023	93,722,383	$93,723	$3,703,795	$3,283,210	$(1,398)	$7,079,330

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$419,316	$524,516	$519,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	30,959	28,296	29,646
Provision for credit losses	18,540	—	—
Deferred income tax expense	7,321	6,046	22,829
Net amortization of premium on investments	27,840	42,957	58,427
Gain on sale or write down of premises, equipment, other assets and other real estate	(2,732)	(4,817)	(3,816)
Net amortization of premium on deposits	(600)	(311)	(1,162)
Net accretion of discount on loans	(8,046)	(7,401)	(39,278)
Proceeds from sale of loans held for sale	111,058	57,488	249,539
Originations of loans held for sale	(117,231)	(50,768)	(212,638)
Stock based compensation expense	12,181	11,765	12,572
Decrease (increase) in accrued interest receivable and other assets	100,790	(85,209)	61,326
Increase (decrease) in accrued interest payable and other liabilities	46,959	(16,036)	(2,014)
Net cash provided by operating activities	646,355	506,526	694,728
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,704,866	2,162,893	2,844,242
Purchase of held to maturity securities	(24,886)	(3,922,086)	(7,315,419)
Proceeds from maturities, sales and principal paydowns of available for sale securities	15,728,743	17,332,961	16,437,990
Purchase of available for sale securities	(15,525,924)	(17,280,514)	(16,300,005)
Originations of Warehouse Purchase Program loans	(13,022,395)	(19,072,964)	(36,019,746)
Proceeds from pay-offs of Warehouse Purchase Program loans	12,940,770	20,108,043	37,086,426
Net (increase) decrease in loans held for investment	(677,363)	(1,265,391)	529,672
Purchase of bank premises and equipment	(34,153)	(42,421)	(19,022)
Proceeds from sale of bank premises, equipment and other real estate	15,375	10,074	24,178
Proceeds from insurance claims	13,604	5,778	6,781
Net cash used in the purchase of First Bancshares of Texas, Inc.	(24,365)	—	—
Net cash provided by (used in) investing activities	1,094,272	(1,963,627)	(2,724,903)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(1,831,122)	165,414	1,598,801
Net (decrease) increase in interest-bearing deposits	(1,099,987)	(2,403,334)	1,813,631
Net proceeds from other short-term borrowings	1,674,614	1,850,000	—
Net (decrease) increase in securities sold under repurchase agreements	(168,731)	(19,965)	58,516
Redemption of subordinated notes	(3,158)	—	—
Repurchase of common stock	(72,248)	(65,721)	(52,089)
Payments of cash dividends	(205,715)	(193,140)	(184,253)
Net cash (used in) provided by financing activities	(1,706,347)	(666,746)	3,234,606
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,280	(2,123,847)	1,204,431
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	424,133	2,547,980	1,343,549
CASH AND CASH EQUIVALENTS, END OF PERIOD	$458,413	$424,133	$2,547,980
NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$10,806	$2,424	$6,678
SUPPLEMENTAL INFORMATION:
Income taxes paid	$119,116	$131,372	$126,919
Interest paid	459,266	86,370	55,816

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

As of December 31, 2023, the Bank operated 285 full-service banking locations: 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 62 in the Dallas/Fort Worth area; 22 in the East Texas area; 32 in the Central Texas area including Austin and San Antonio; 44 in the West Texas area including Lubbock, Midland-Odessa, Abilene; Amarillo and Wichita Falls; 16 in the Bryan/College Station area, 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area.

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

Securities —The investment securities portfolio is measured for expected credit losses by segregating the portfolio into two general classifications and applying the appropriate expected credit losses methodology. Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under FASB ASC 326, “Financial Instruments – Credit Losses.”

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

The Company has two general categories of loans in its portfolio. Loans originated by the Bank and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made are referred to as “originated loans” and loans acquired in a business combination are referred to as “acquired loans.” Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default and recovery rates, with no carryover of any existing allowance for credit losses. Those acquired loans that are renewed or substantially modified after the date of the business combination are referred to as “re-underwritten acquired loans.” Modifications are reviewed for determination of loan modifications made to borrowers experiencing financial difficulty status independently of this process. In certain instances, acquired loans to one borrower may be combined or otherwise re-originated such that they are re-categorized as originated loans. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into “Non-PCD loans” and “PCD loans” (purchased credit deteriorated loans). Acquired loans with evidence of more than insignificant credit quality deterioration as of the acquisition date when compared to the origination date are classified as PCD loans.

The Company estimates the total cash flows expected to be collected from the PCD loans, which include undiscounted expected principal and interest, using credit risk, interest rate and prepayment risk assessments that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and payment speeds. The excess of the undiscounted total cash flows expected to be collected over the fair value of the related PCD loans represents the accretable yield, which is recognized as interest income based on future cash flows, taking into account contractual maturities. The difference between the undiscounted contractual principal and the undiscounted total cash flows expected to be collected is the PCD reserve, which is included in the allowance for credit losses. Subsequent increases in expected cash flows will result in a recovery of any previously recorded allowance for credit losses, to the extent applicable. Subsequent decreases in expected cash flows will result in an impairment charge to the provision for credit losses, resulting in an addition to the allowance for credit losses.

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

Nonperforming and Past Due Loans— Included in the nonperforming loan category are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been modified to provide a reduction in the interest rate or a deferral of interest or principal payments. The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. When a loan is placed on nonaccrual status, interest accrued but not yet collected prior to the determination as uncollectible is charged to operations. Interest accrued during prior periods is charged to the allowance for credit losses. Any payments received on nonaccrual loans are applied first to outstanding principal of the loan amount, next to the recovery of charged-off loan amounts and finally, any excess is treated as recovery of lost interest. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

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

Estimates of credit losses involve an exercise of judgment. While it is possible that in the short term the Company may sustain losses which are substantial in relation to the allowance for credit losses, it is the judgment of management that the allowance for credit losses reflected in the consolidated balance sheets is adequate to absorb expected lifetime losses that may be realized from the loan portfolio as of December 31, 2023.

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

PCD loans are monitored individually or on a pooled basis quarterly to assess for changes in expected cash flows subsequent to acquisition. If a deterioration in cash flows is identified, an increase to the PCD reserves for that individual loan or pool of loans. PCD loans were recorded at their acquisition date fair values, which were based on expected cash flows and considers estimates of expected future credit losses. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses.

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

Derivative Financial Instruments—The Company has interest rate swaps with certain commercial customers who wished to obtain a loan at a fixed rate. The Company enters into an interest rate swap with the customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the borrowing customer on a notional amount at a variable interest rate and receives interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution a similar fixed interest rate on the same notional amount and receive substantially the same variable interest rate on the same notional amount. The transaction allows the customer to effectively convert a variable-rate loan to a fixed-rate. Because the Company acts solely as an intermediary for its customer, changes in the fair value of the underlying derivative contracts largely offset each other and do not significantly impact the Company’s results of operations.

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

These financial instruments are not designated as hedging instruments and are used for asset and liability management and commercial customers’ financing needs. All derivatives are carried at fair value in either other assets or other liabilities and all related cash flows are reported in the operating section of the consolidated statements of cash flows.

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

Income Taxes— The Company files a consolidated federal income tax return and consolidated state returns in Oklahoma, Colorado, New Mexico and New York. For the year ended December 31, 2023, the Bank will also file state returns in Arkansas, Florida, Georgia, Idaho, North Carolina, Pennsylvania, Tennessee and Washington. In addition, the Company files a Combined Texas Franchise Tax Report.

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

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2023		2022		2021
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$419,316		$524,516		$519,297
Basic:
Weighted average shares outstanding	92,902	$4.51	91,604	$5.73	92,657	$5.60
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	—		—		—
Total	92,902	$4.51	91,604	$5.73	92,657	$5.60

As of December 31, 2023, all stock options have been exercised and there are no options outstanding. There were no stock options exercisable at December 31, 2023, 2022 and 2021 that would have had an anti-dilutive effect on the above computation.

New Accounting Standards

Accounting Standards Updates (“ASU”)

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income. ASU No. 2023-09 focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For public business entities the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company does not expect ASU 2023-09 to have an impact on its financial statements.

ASU 2023-07, Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures. ASU 2023-07 amends the disclosure requirements related to segment reporting primarily through enhanced disclosure about significant segment expenses and by requiring disclosure of segment information on an annual and interim basis. ASU 2023-07 is effective January 1, 2024 and the Company does not expect ASU 2023-07 to have a significant impact on its financial statements.

ASU 2023-06, Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 amends the FASB Accounting Standards Codification to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company does not expect ASU 2023-06 to have a significant impact on its financial statements.

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

ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting – ASC Topic 848. ASU 2020-04 became effective for the Company on January 1, 2022 and provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from the London Inter-Bank Offered Rate (“LIBOR”) toward new interest rate benchmarks. ASU 2020-04 was effective upon issuance. In addition, the FASB issued ASU 2022-06 -Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 from December 31, 2022 to December 31, 2024. ASU 2022-06 was effective upon issuance and did not change the core principles in ASU 2020-04. Prior to the end of 2021, the Company began transitioning away from LIBOR to the Secured Overnight Financing Rate (“SOFR”) or other alternative variable rate indexes for its interest-rate swaps and loans historically using LIBOR as an index. As of December 31, 2023, the Company's interest rate swaps and loan portfolio used SOFR as the index rate. As of December 31, 2022, LIBOR was used as an index rate for approximately 88.2% of the Company’s interest-rate swaps and approximately 1.5% of the Company’s loan portfolio. The adoption of ASU 2020-04 did not have a significant impact on the Company’s financial statements.

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

Recent Acquisition

Merger of First Bancshares of Texas, Inc. (“First Bancshares”) — Effective May 1, 2023, the Company completed the Merger of First Bancshares into Bancshares and the subsequent merger of its wholly owned subsidiary FirstCapital Bank of Texas, N.A. (“FirstCapital Bank”), into the Bank. FirstCapital Bank operated 16 full-service banking offices in six different markets in West, North and Central Texas areas, including its main office in Midland, and banking offices in Midland, Lubbock, Amarillo, Wichita Falls, Burkburnett, Byers, Henrietta, Dallas, Horseshoe Bay, Marble Falls and Fredericksburg, Texas. As of March 31, 2023, First Bancshares, on a consolidated basis, reported total assets of $2.14 billion, total loans of $1.65 billion and total deposits of $1.71 billion. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

Pursuant to the terms of the definitive agreement, Bancshares issued 3,583,370 shares of its common stock and approximately $91.5 million in cash for all outstanding shares of First Bancshares. As of December 31, 2023, the Company recognized goodwill of $164.5 million, which does not include all the subsequent fair value adjustments that have not yet been finalized. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. During the second quarter of 2023, the Company completed the operational conversion of FirstCapital Bank.

Pending Acquisition

Pending Merger of Lone Star State Bancshares, Inc. (“Lone Star”) — On October 11, 2022, Bancshares and Lone Star jointly announced the signing of a definitive merger agreement whereby Lone Star, the parent company of Lone Star State Bank of West Texas (“Lone Star Bank”), will merge with and into Bancshares. Lone Star Bank operates five banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of December 31, 2023, Lone Star, on a consolidated basis, reported total assets of $1.37 billion, total loans of $1.08 billion and total deposits of $1.21 billion.

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

PCD Loans. The recorded investment in PCD loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2023 and 2022 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
PCD loans:
Outstanding balance	$533,653	$63,383
Discount	(7,914)	(3,361)
Recorded investment	$525,739	$60,022

Changes in the accretable yield for acquired PCD loans for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$3,361	$4,838
Additions	7,790	—
Adjustments	(16)	—
Accretion	(3,221)	(1,477)
Balance at December 31,	$7,914	$3,361

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired. The PCD discount reflected above as of December 31, 2023, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2023 and 2022 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$1,823,809	$1,319,507
Discount	(19,992)	(2,233)
Recorded investment	$1,803,817	$1,317,274

Changes in the discount accretion for Non-PCD loans for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$2,233	$8,143
Addition	22,648	—
Accretion (charge-offs) recoveries	(64)	14
Accretion	(4,825)	(5,924)
Balance at December 31,	$19,992	$2,233

At December 31, 2023, the Company had $27.9 million of total outstanding accretable discounts on Non-PCD and PCD loans.

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal years 2023 and 2022 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2021	$3,231,636	$61,684
Less:
Amortization	—	(10,336)
Balance as of December 31, 2022	3,231,636	51,348
Less:
Amortization	—	(12,676)
Add:
First Bancshares Merger	164,450	25,322
Balance as of December 31, 2023	$3,396,086	$63,994

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write down is recorded. Based on the Company’s annual goodwill impairment test, management does not believe any of its goodwill is impaired as of December 31, 2023.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2023 is as follows (dollars in thousands):

2024	$12,813
2025	11,409
2026	10,376
2027	9,288
Thereafter	20,108
Total	$63,994

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$20,698	$1,827	$(738)	$21,787
Collateralized mortgage obligations	321,881	967	(2,804)	320,044
Mortgage-backed securities	97,779	96	(1,118)	96,757
Total	$440,358	$2,890	$(4,660)	$438,588
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,631	$—	$(52)	$7,579
States and political subdivisions	116,497	1,864	(2,306)	116,055
Corporate debt securities	12,000	—	(4,200)	7,800
Collateralized mortgage obligations	263,250	—	(20,864)	242,386
Mortgage-backed securities	11,965,930	2,131	(1,357,283)	10,610,778
Total	$12,365,308	$3,995	$(1,384,705)	$10,984,598

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$359,251	$1,190	$(3,039)	$357,402
Mortgage-backed securities	101,647	93	(2,640)	99,100
Total	$460,898	$1,283	$(5,679)	$456,502
Held to Maturity
States and political subdivisions	$122,361	$868	$(3,255)	$119,974
Corporate debt securities	12,000	—	(2,520)	9,480
Collateralized mortgage obligations	271,727	377	(22,922)	249,182
Mortgage-backed securities	13,613,415	2,575	(1,607,501)	12,008,489
Total	$14,019,503	$3,820	$(1,636,198)	$12,387,125

The investment securities portfolio is measured for expected credit losses by segregating the portfolio into two general classifications and applying the appropriate expected credit losses methodology. Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under FASB ASC Topic 326, “Financial Instruments – Credit Losses.”

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

As of December 31, 2023, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2023, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of December 31, 2023, the Company’s municipal securities represent 0.9% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of December 31, 2023, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position were as follows:

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,300	$(738)	$—	$—	$7,300	$(738)
Collateralized mortgage obligations	54,611	(729)	114,758	(2,075)	169,369	(2,804)
Mortgage-backed securities	1,154	(13)	92,211	(1,105)	93,365	(1,118)
Total	$63,065	$(1,480)	$206,969	$(3,180)	$270,034	$(4,660)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,580	$(52)	$—	$—	$7,580	$(52)
States and political subdivisions	23,085	(79)	41,039	(2,227)	64,124	(2,306)
Corporate debt securities	—	—	7,800	(4,200)	7,800	(4,200)
Collateralized mortgage obligations	50,147	(470)	192,205	(20,394)	242,352	(20,864)
Mortgage-backed securities	52,853	(807)	10,354,514	(1,356,476)	10,407,367	(1,357,283)
Total	$133,665	$(1,408)	$10,595,558	$(1,383,297)	$10,729,223	$(1,384,705)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$61,559	$(3,012)	$99,179	$(27)	$160,738	$(3,039)
Mortgage-backed securities	95,212	(2,627)	291	(13)	95,503	(2,640)
Total	$156,771	$(5,639)	$99,470	$(40)	$256,241	$(5,679)
Held to Maturity
States and political subdivisions	$49,782	$(885)	$16,298	$(2,370)	$66,080	$(3,255)
Corporate debt securities	9,480	(2,520)	—	—	9,480	(2,520)
Collateralized mortgage obligations	214,538	(22,557)	4,358	(365)	218,896	(22,922)
Mortgage-backed securities	5,276,315	(416,053)	6,585,470	(1,191,448)	11,861,785	(1,607,501)
Total	$5,550,115	$(442,015)	$6,606,126	$(1,194,183)	$12,156,241	$(1,636,198)

At December 31, 2023 and 2022 there were 941 securities and 174 securities, respectively, in an unrealized loss position for 12 months or more.

The table below summarizes the amortized cost and fair value of investment securities at December 31, 2023, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$26,681	$27,276	$—	$—
Due after one year through five years	48,934	49,414	2,550	2,835
Due after five years through ten years	48,556	43,762	18,148	18,952
Due after ten years	11,957	10,982	—	—
Subtotal	136,128	131,434	20,698	21,787
Mortgage-backed securities and collateralized mortgage obligations	12,229,180	10,853,164	419,660	416,801
Total	$12,365,308	$10,984,598	$440,358	$438,588

The Company recorded no gain or loss on sale of securities for the year ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, the Company did not own any non-agency collateralized mortgage obligations.

At December 31, 2023 and 2022, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $11.34 billion and $7.87 billion and a fair value of $10.09 billion and $6.90 billion at December 31, 2023 and 2022, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is categorized by major type as follows:

	December 31,
	2023	2022
	(Dollars in thousands)
Residential mortgage loans held for sale	$5,734	$554

Commercial and industrial	2,305,040	2,594,742
Real estate:
Construction, land development and other land loans	3,076,591	2,805,438
1-4 family residential (including home equity)	8,162,344	6,740,670
Commercial real estate (including multi-family residential)	5,662,948	4,986,211
Farmland	598,898	518,095
Agriculture	217,145	169,938
Consumer and other	329,593	283,559
Total loans held for investment, excluding Warehouse Purchase Program	20,352,559	18,098,653
Warehouse Purchase Program	822,245	740,620
Total loans, including Warehouse Purchase Program	$21,180,538	$18,839,827

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

Loan Maturities. The contractual maturity ranges of the Company’s loan portfolio, excluding loans held for sale of $5.7 million and Warehouse Purchase Program Loans of $822.2 million, by type of loan and the amount of such loans with predetermined interest rates and variable rates in each maturity range as of December 31, 2023 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $27.9 million.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)
Commercial and industrial	$671,019	$1,080,467	$444,123	$114,183	$2,309,792
Real estate:
Construction, land development and other land loans	630,924	721,155	562,314	1,162,899	3,077,292
1-4 family residential (includes home equity)	45,155	208,980	2,041,465	5,863,910	8,159,510
Commercial (includes multi-family residential)	238,020	984,578	2,283,798	2,180,159	5,686,555
Agriculture (includes farmland)	163,594	97,931	248,099	307,546	817,170
Consumer and other	62,503	129,055	74,866	63,722	330,146
Total	$1,811,215	$3,222,166	$5,654,665	$9,692,419	$20,380,465
Loans with a predetermined interest rate	$481,463	$1,454,792	$3,416,744	$3,571,719	$8,924,718
Loans with a variable interest rate	1,329,752	1,767,374	2,237,921	6,120,700	11,455,747
Total	$1,811,215	$3,222,166	$5,654,665	$9,692,419	$20,380,465

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 83.0% and 80.3% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of December 31, 2023 and 2022, loans outstanding to directors, officers and their affiliates totaled $292 thousand and $547 thousand, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	As of and for the year ended December 31,
	2023	2022
	(Dollars in thousands)
Beginning balance on January 1	$547	$6,524
New loans	64	54
Repayments	(319)	(6,031)
Ending balance	$292	$547

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

With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made, together with an appraisal for loans collateralized by real estate, to determine the need, if any, for possible write downs or appropriate additions to the allowance for credit losses.

An aging analysis of past due loans, segregated by category of loan, is presented below:

	December 31, 2023
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$21,627	$1,635	$23,262	$14,770	$3,038,559	$3,076,591
Warehouse Purchase Program loans	—	—	—	—	822,245	822,245
Agriculture and agriculture real estate (includes farmland)	8,572	—	8,572	1,460	806,011	816,043
1-4 family (includes home equity) (1)	38,350	130	38,480	25,694	8,103,904	8,168,078
Commercial real estate (includes multi-family residential)	23,511	—	23,511	18,662	5,620,775	5,662,948
Commercial and industrial	14,782	430	15,212	8,066	2,281,762	2,305,040
Consumer and other	503	—	503	36	329,054	329,593
Total	$107,345	$2,195	$109,540	$68,688	$21,002,310	$21,180,538

	December 31, 2022
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$9,976	$4,442	$14,418	$318	$2,790,702	$2,805,438
Warehouse Purchase Program loans	—	—	—	—	740,620	740,620
Agriculture and agriculture real estate (includes farmland)	1,751	—	1,751	421	685,861	688,033
1-4 family (includes home equity) (1)	25,880	7	25,887	14,762	6,700,575	6,741,224
Commercial real estate (includes multi-family residential)	3,176	—	3,176	1,649	4,981,386	4,986,211
Commercial and industrial	10,575	1,468	12,043	2,453	2,580,246	2,594,742
Consumer and other	378	—	378	11	283,170	283,559
Total	$51,736	$5,917	$57,653	$19,614	$18,762,560	$18,839,827

(1)
Includes $5.7 million and $554 thousand of residential mortgage loans held for sale at December 31, 2023 and 2022, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2023	2022		2021
	(Dollars in thousands)
Nonaccrual loans (1)(3)	$68,688	$19,614	(2)	$26,269	(2)
Accruing loans 90 or more days past due	2,195	5,917		887
Total nonperforming loans	70,883	25,531		27,156
Repossessed assets	76	—		310
Other real estate	1,708	1,963		622
Total nonperforming assets	$72,667	$27,494		$28,088
Nonperforming assets to total loans and other real estate	0.34%	0.15%		0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.36%	0.15%		0.17%
Nonaccrual loans to total loans	0.32%	0.10%		0.14%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.34%	0.11%		0.16%

(1)
ASU 2022-02 became effective for the Company on January 1, 2023.
(2)
Includes troubled debt restructurings of $4.6 million and $4.2 million for the years ended December 31, 2022 and 2021, respectively.
(3)
There were no nonperforming of Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $72.7 million in nonperforming assets at December 31, 2023 compared with $27.5 million at December 31, 2022 and $28.1 million at December 31, 2021. This increase in 2023 was primarily due to the Merger. Nonperforming assets were 0.34% of total loans and other real estate at December 31, 2023 compared with 0.15% of total loans and other real estate at December 31, 2022 and 2021. The nonperforming assets consisted of 292 separate credits or other real estate properties at December 31, 2023, compared with 170 at December 31, 2022, and 157 at December 31, 2021. The Company had $68.7 million, $19.6 million and $26.3 million in nonaccrual loans at December 31, 2023, 2022, and 2021, respectively.

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

The following table presents loans by risk grade and category of loan and year of origination at December 31, 2023.

	Term Loans
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	1,117	172	—	—	—	14	—	—	1,303
Grade 3	641,819	906,859	397,822	217,705	18,960	139,982	222,095	1,264	2,546,506
Grade 4	79,419	106,186	68,324	8,267	3,717	11,005	17,308	—	294,226
Grade 5	—	—	—	—	15,227	623	954	—	16,804
Grade 6	—	444	6,794	186	224	1,348	—	—	8,996
Grade 7	74	1,326	349	1,306	—	21	254	—	3,330
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	38,790	110,234	17,623	8,273	3,320	4,784	22,402	—	205,426
Total	$761,219	$1,125,221	$490,912	$235,737	$41,448	$157,777	$263,013	$1,264	$3,076,591

Current-period gross write-offs	$—	$77	$—	$—	$—	$—	$—	$—	$77

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$4,611	$1,257	$230	$377	$—	$378	$9,550	$32	$16,435
Grade 2	15	61	103	—	—	1,053	77	—	1,309
Grade 3	149,613	177,462	85,077	46,285	36,080	94,102	99,774	777	689,170
Grade 4	9,948	20,342	21,130	4,841	445	8,263	21,609	—	86,578
Grade 5	70	568	999	340	400	754	—	—	3,131
Grade 6	—	—	114	—	—	1,214	—	—	1,328
Grade 7	—	—	558	—	13	154	—	—	725
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	2,577	2,482	1,748	3,784	1,212	2,749	2,815	—	17,367
Total	$166,834	$202,172	$109,959	$55,627	$38,150	$108,667	$133,825	$809	$816,043

Current-period gross write-offs	$—	$1	$—	$113	$—	$—	$—	$—	$114

1-4 Family (includes Home Equity) (1)
Grade 1	$75	$156	$—	$110	$—	$—	$—	$—	$341
Grade 2	731	1,306	155	242	30	2,813	72	—	5,349
Grade 3	1,167,729	2,151,310	2,175,921	1,038,407	425,405	947,397	93,009	812	7,999,990
Grade 4	14,825	15,181	24,866	5,746	13,572	48,702	3,453	394	126,739
Grade 5	—	54	—	691	—	2,002	—	—	2,747
Grade 6	—	—	—	19	139	1,780	249	—	2,187
Grade 7	411	5,025	4,935	4,293	1,981	8,113	—	74	24,832
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	157	2,573	423	437	352	1,951	—	—	5,893
Total	$1,183,928	$2,175,605	$2,206,300	$1,049,945	$441,479	$1,012,758	$96,783	$1,280	$8,168,078

Current-period gross write-offs	$—	$20	$53	$42	$4	$25	$—	$—	$144

	Term Loans
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$24	$—	$24
Grade 2	—	1,409	—	471	—	2,343	—	—	4,223
Grade 3	420,656	957,219	692,677	445,971	305,967	1,039,035	83,519	—	3,945,044
Grade 4	35,176	194,100	180,428	210,315	97,584	560,429	14,781	—	1,292,813
Grade 5	—	—	4,768	—	13,468	52,549	580	—	71,365
Grade 6	—	918	366	19,123	15,778	79,776	1,918	—	117,879
Grade 7	71	827	365	2,012	83	704	—	—	4,062
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	17,640	49,913	46,208	36,938	8,036	68,436	367	—	227,538
Total	$473,543	$1,204,386	$924,812	$714,830	$440,916	$1,803,272	$101,189	$—	$5,662,948

Current-period gross write-offs	$—	$14,975	$—	$—	$—	$2,183	$—	$—	$17,158

Commercial and Industrial
Grade 1	$17,457	$10,615	$7,603	$2,621	$1,698	$3,897	$40,046	$—	$83,937
Grade 2	756	7,979	218	206	—	3,816	2,292	—	15,267
Grade 3	226,012	234,567	158,685	62,009	64,646	167,867	921,717	3,997	1,839,500
Grade 4	56,167	26,612	14,719	12,312	8,980	69,266	49,866	601	238,523
Grade 5	132	21,968	6,790	2,276	379	496	10,960	117	43,118
Grade 6	341	3,996	28	1,299	—	209	2,000	—	7,873
Grade 7	4,064	52	67	1,209	153	1,586	92	167	7,390
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	5,437	15,877	3,893	720	2,793	294	29,370	11,048	69,432
Total	$310,366	$321,666	$192,003	$82,652	$78,649	$247,431	$1,056,343	$15,930	$2,305,040

Current-period gross write-offs	$282	$7,546	$1,754	$2,731	$2,812	$995	$3,373	$110	$19,603

Consumer and Other
Grade 1	$14,947	$5,709	$3,061	$2,304	$1,037	$4,817	$2,105	$—	$33,980
Grade 2	12,499	14,192	—	—	—	1,859	2,200	—	30,750
Grade 3	66,673	40,309	25,418	12,188	9,360	10,500	76,502	9	240,959
Grade 4	1,838	271	1,148	15,416	1,253	504	3,364	—	23,794
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	22	3	2	—	—	—	27
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	38	9	20	—	16	—	83
Total	$95,957	$60,481	$29,687	$29,920	$11,672	$17,680	$84,187	$9	$329,593

Current-period gross write-offs	$5,265	$112	$4	$36	$34	$143	$79	$15	$5,688

	Term Loans
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	822,245	—	—	—	—	—	—	—	822,245
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$822,245	$—	$—	$—	$—	$—	$—	$—	$822,245

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Grade 1	$37,090	$17,737	$10,894	$5,412	$2,735	$9,092	$51,725	$32	$134,717
Grade 2	15,118	25,119	476	919	30	11,898	4,641	—	58,201
Grade 3	3,494,747	4,467,726	3,535,600	1,822,565	860,418	2,398,883	1,496,616	6,859	18,083,414
Grade 4	197,373	362,692	310,615	256,897	125,551	698,169	110,381	995	2,062,673
Grade 5	202	22,590	12,557	3,307	29,474	56,424	12,494	117	137,165
Grade 6	341	5,358	7,302	20,627	16,141	84,327	4,167	—	138,263
Grade 7	4,620	7,230	6,296	8,823	2,232	10,578	346	241	40,366
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	64,601	181,079	69,933	50,161	15,733	78,214	54,970	11,048	525,739
Total	$3,814,092	$5,089,531	$3,953,673	$2,168,711	$1,052,314	$3,347,585	$1,735,340	$19,292	$21,180,538

Current-period gross write-offs	$5,547	$22,731	$1,811	$2,922	$2,850	$3,346	$3,452	$125	$42,784

(1)
Includes $5.7 million of residential mortgage loans held for sale at December 31, 2023.
Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of December 31, 2023 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

The following tables detail the activity in the allowance for credit losses on loans by category of loan for the years ended December 31, 2023, 2022 and 2021, respectively.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Balance January 1, 2023	$78,853	$7,699	$60,795	$66,272	$62,319	$5,638	$281,576
Allowance on loans purchased with credit deterioration	16,878	2,914	1,590	25,292	30,095	24	76,793
Provision for credit losses	(7,929)	683	14,999	14,216	(16,177)	6,192	11,984
Charge-offs	(77)	(114)	(144)	(17,158)	(19,603)	(5,688)	(42,784)
Recoveries	50	198	412	42	3,198	893	4,793
Net charge-offs	(27)	84	268	(17,116)	(16,405)	(4,795)	(37,991)
Balance December 31, 2023	$87,775	$11,380	$77,652	$88,664	$59,832	$7,059	$332,362

Allowance for credit losses on loans:
Balance January 1, 2022	$58,897	$7,759	$56,710	$75,005	$80,412	$7,597	$286,380
Provision for credit losses	20,372	(67)	3,883	(7,873)	(18,934)	2,619	—
Charge-offs	(435)	(274)	(168)	(870)	(1,273)	(5,503)	(8,523)
Recoveries	19	281	370	10	2,114	925	3,719
Net charge-offs	(416)	7	202	(860)	841	(4,578)	(4,804)
Balance December 31, 2022	$78,853	$7,699	$60,795	$66,272	$62,319	$5,638	$281,576

Allowance for credit losses on loans:
Balance January 1, 2021	44,892	7,824	44,555	87,857	116,795	14,145	316,068
Provision for credit losses	13,729	(206)	12,190	5,424	(27,330)	(3,807)	—
Charge-offs	—	(51)	(129)	(18,408)	(10,735)	(4,053)	(33,376)
Recoveries	276	192	94	132	1,682	1,312	3,688
Net charge-offs	276	141	(35)	(18,276)	(9,053)	(2,741)	(29,688)
Balance December 31, 2021	$58,897	$7,759	$56,710	$75,005	$80,412	$7,597	$286,380

The allowance for credit losses on loans as of December 31, 2023 totaled $332.4 million or 1.57% of total loans, including acquired loans with discounts, an increase of $50.8 million or 18.0% compared to the allowance for credit losses on loans totaling $281.6 million or 1.49% of total loans, including acquired loans with discounts, for December 31, 2022.

There was a $18.5 million provision for credit losses for the year ended December 31, 2023 compared to no provision for credit losses for year ended December 31, 2022. The $18.5 million provision was made as a result of the loans acquired in the Merger and included a $12.0 million provision for credit losses on loans and a $6.5 million provision for credit losses on off-balance sheet credit exposures.

Net charge-offs were $38.0 million for the year ended December 31, 2023. Net charge-offs for the year ended December 31, 2023 included $16.6 million related to resolved PCD loans and $15.0 million related to one commercial real estate loan acquired in a previous merger. The PCD loans had reserves of $16.3 million assigned as of the acquisition date. Additionally, reserves on PCD loans increased by $76.8 million due to the Merger and $23.5 million of reserves on resolved PCD loans was released to the general reserve.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of December 31, 2023 and 2022, the Company had $36.5 million and $29.9 million, respectively, in allowance for credit losses on off-balance sheet credit exposures; with the increase due to the Merger. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of December 31, 2023, the Company had $2.34 billion in commitments expected to fund.

The following table represents a rollforward of the allowance for credit losses on off-balance sheet credit exposures for the periods shown.

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$29,947	$29,947
Provision for credit losses on off-balance sheet credit exposures	6,556	—
Balance at end of period	$36,503	$29,947

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

The following table displays the amortized cost of loans that were both experiencing financial difficulty and modified during the year ended December 31, 2023, presented by category of loan and by type of modification.

	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total	Percentage of Total Loans Held for Investment
	(Dollars in thousands)
Year Ended December 31, 2023
Commercial and industrial	$—	$5,275	$282	$—	$5,557	0.03%
Construction, land development and other land loans	—	6,634	—	9,950	16,584	0.08%
Commercial real estate (includes multi-family residential)	1,291	—	15,897	9,685	26,873	0.13%
Agriculture	—	414	—	—	414	0.00%
Total	$1,291	$12,323	$16,179	$19,635	$49,428	0.24%

The following tables describe the modifications made to loans whose borrowers are experiencing financial difficulty:

Payment Delay
Loan Type	Year Ended December 31, 2023
Commercial real estate (includes multi-family residential)	Short-term principal deferral

Term Extension
Loan Type	Year Ended December 31, 2023
Commercial and industrial	Short-term extension
Construction, land development and other land loans	Short-term extension
Agriculture	Short-term extension

Interest Rate Reduction
Loan Type	Year Ended December 31, 2023
Commercial and industrial	Reduced contractual interest rate
Commercial real estate (includes multi-family residential)	Reduced contractual interest rate

Combination - Payment Delay and Term Extension
Loan Type	Year Ended December 31, 2023
Construction, land development and other land loans	Short-term extension and short-term principal deferral
Commercial real estate (includes multi-family residential)	Short-term extension and short-term principal deferral

The Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023 that subsequently defaulted and were modified in the twelve months prior to that default. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02. The following table presents information regarding the recorded investment of loans that were modified as troubled debt restructurings during the years ended December 31, 2022.

	Year Ended December 31, 2022
	Number of Loans	Recorded Investment at Date of Restructure	Recorded Investment at Year-End
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial real estate (commercial mortgage and multi-family)	1	$3,144	$3,126
Commercial and industrial	1	750	698
Total	2	$3,894	$3,824

At December 31, 2022, the Company had $4.6 million in outstanding troubled debt restructurings. For the year ended December 31, 2022, the Company added two loans totaling $3.9 million as new troubled debt restructurings, of which $3.8 million remained outstanding at December 31, 2022. The Company did not grant principal reductions on any restructured loans at the time of modification. There were no charge-offs related to restructured loans for the year ended December 31, 2022.

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

The following tables present fair values for assets measured at fair value on a recurring basis:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	21,787	—	21,787
Collateralized mortgage obligations	—	320,044	—	320,044
Mortgage-backed securities	—	96,757	—	96,757
Total available for sale securities	—	438,588	—	438,588

Derivative financial instruments:
Interest rate lock commitments	$—	$218	$—	$218
Forward mortgage-backed securities trades	—	1	—	1
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	3,876	—	3,876
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	161	—	161
Loan customer counterparty	—	3,899	—	3,899
Financial institution counterparty	—	—	—	—

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Collateralized mortgage obligations	$—	$357,402	$—	$357,402
Mortgage-backed securities	—	99,100	—	99,100
Total available for sale securities	—	456,502	—	456,502

Derivative financial instruments:
Interest rate lock commitments	$—	$94	$—	$94
Forward mortgage-backed securities trades	—	31	—	31
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	5,522	—	5,522
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$6	$—	$6
Forward mortgage-backed securities trades	—	—	—	—
Loan customer counterparty	—	5,522	—	5,522
Financial institution counterparty	—	—	—	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale, and impaired loans. For the year ended December 31, 2023, the Company had additions to other real estate owned of $10.8 million, of which $1.7 million were outstanding as of December 31, 2023. For the year ended December 31, 2023, the Company had additions to impaired loans of $52.8 million, of which $30.4 million were outstanding as of December 31, 2023. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2023 and remained outstanding at December 31, 2023 were not significant.

The following tables summarize the carrying values and estimated fair values of certain financial instruments not recorded at fair value on a recurring basis:

	As of December 31, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$458,153	$458,153	$—	$—	$458,153
Federal funds sold	260	260	—	—	260
Held to maturity securities	12,365,308	—	10,984,598	—	10,984,598
Loans held for sale	5,734	—	5,734	—	5,734
Loans held for investment, net of allowance	20,020,197	—	—	18,321,054	18,321,054
Loans held for investment - Warehouse Purchase Program	822,245	—	822,245	—	822,245
Other real estate owned	1,708	—	1,708	—	1,708
Liabilities
Deposits:
Noninterest-bearing	$9,776,572	$—	$9,776,572	$—	$9,776,572
Interest-bearing	17,403,237	—	17,371,523	—	17,371,523
Other borrowings	3,725,000	—	3,725,000	—	3,725,000
Securities sold under repurchase agreements	309,277	—	309,245	—	309,245

	As of December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$423,832	$423,832	$—	$—	$423,832
Federal funds sold	301	301	—	—	301
Held to maturity securities	14,019,503	—	12,387,125	—	12,387,125
Loans held for sale	554	—	554	—	554
Loans held for investment, net of allowance	17,817,077	—	—	17,550,309	17,550,309
Loans held for investment - Warehouse Purchase Program	740,620	—	740,620	—	740,620
Other real estate owned	1,963	—	1,963	—	1,963
Liabilities
Deposits:
Noninterest-bearing	$10,915,448	$—	$10,915,448	$—	$10,915,448
Interest-bearing	17,618,083	—	17,563,711	—	17,563,711
Other borrowings	1,850,000	—	1,850,000	—	1,850,000
Securities sold under repurchase agreements	428,134	—	428,061	—	428,061

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

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2023. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2023	2022
	(Dollars in thousands)
Land	$139,610	$132,515
Buildings	281,019	257,334
Furniture, fixtures and equipment	108,389	102,322
Construction in progress	24,305	14,792
Total	553,323	506,963
Less accumulated depreciation	(183,331)	(167,510)
Premises and equipment, net	$369,992	$339,453

Depreciation expense was $18.3 million, $18.0 million and $18.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

8. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $250,000 or more. These certificates and their remaining maturities at December 31, 2023 were as follows (dollars in thousands):

Three months or less	$386,632	32.3%
Over three through six months	691,820	57.9
Over six through 12 months	98,398	8.2
Over 12 months	19,161	1.6
Total	$1,196,011	100.0%

As of December 31, 2023, the Company had no deposits classified as brokered deposits for regulatory purposes, and there are no major concentrations of deposits with any one depositor.

9. OTHER BORROWINGS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Reserve Board’s Bank Term Funding Program (“BTFP”), Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

	December 31,
	2023	2022
	(Dollars in thousands)
Bank Term Funding Program	$3,725,000	$—
FHLB advances	—	1,850,000
Total other borrowings	3,725,000	1,850,000
Securities sold under repurchase agreements	309,277	428,134
Total	$4,034,277	$2,278,134

Bank Term Funding Program— During the second quarter of 2023, the Bank began participating in the Federal Reserve Board’s BTFP. Under the BTFP program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets are valued at par.

Eligible depository institutions can request advances under the BTFP until at least March 11, 2024. At December 31, 2023, the Bank had secured borrowing capacity of $4.40 billion collateralized by the par value of pledged securities totaling $4.40 billion. At December 31, 2023, the balance outstanding was $3.73 billion consisting of a one term advance maturing in December 2024 with a weighted average interest rate of 4.83%.

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2023, the Company had total borrowing capacity of $10.85 billion under this line. At December 31, 2023, the Company had no FHLB advances or long-term notes payable balance outstanding.

Securities sold under repurchase agreements with Company customers—At December 31, 2023, the Company had $309.3 million in securities sold under repurchase agreements compared with $428.1 million at December 31, 2022, a decrease of $118.9 million or 27.8%, with weighted average interest rates paid of 2.42% and 0.58% for the years ended December 31, 2023 and 2022, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $3.0 million of repurchase agreements outstanding at December 31, 2023 have maturity dates ranging from 12 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Subordinated debentures— On May 1, 2023, in connection with the acquisition of First Bancshares, the Company assumed the obligation related to $3.1 million of Floating Rate Junior Subordinated Deferrable Interest Debentures and trust preferred securities (the "Subordinated Debentures"), which the Company redeemed on September 18, 2023. Accordingly, as of December 31, 2023, the Company had no Subordinated Debentures outstanding.

10. INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Current	$107,823	$135,611	$117,528
Deferred	7,321	6,046	22,829
Total	$115,144	$141,657	$140,357

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 21% for 2023, 2022 and 2021 to income before income taxes as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Taxes calculated at statutory rate	$112,241	$139,901	$138,527
Increase (decrease) resulting from:
Excess FMV on restricted stock vesting	17	9	84
Certain compensation >$1 million	887	948	1,136
Nondeductible compensation	845	945	945
Tax-exempt interest	(1,718)	(1,625)	(1,961)
Qualified School Construction Bond credit	(1,255)	(1,288)	(1,369)
Nontaxable death benefits	(424)	(215)	(192)
BOLI income	(1,397)	(1,075)	(1,098)
State tax, net	1,889	2,315	2,399
Other, net	4,059	1,742	1,886
Total	$115,144	$141,657	$140,357

Year-end deferred taxes are presented in the table below. Deferred taxes as of December 31, 2023 and 2022 are based on the U.S. statutory federal corporate income tax rate of 21%.

	December 31,
	2023	2022
	(Dollars in thousands)
Deferred tax assets:
Loan purchase discounts	$5,927	$1,175
Allowance for credit losses	69,796	59,131
Accrued liabilities	2,059	3,002
Restricted stock	6,643	4,844
CECL unfunded loans	7,665	6,289
Deferred compensation	2,022	2,138
Securities	3,368	115
Unrealized loss on available for sale securities	372	923
Certificates of Deposit	51	51
Other	30	13
Total deferred tax assets	97,933	77,681
Deferred tax liabilities:
Goodwill and core deposit intangibles	(41,421)	(37,006)
Deferred loan fees and costs	(12,245)	(11,642)
Bank premises and equipment	(7,018)	(9,482)
Prepaid expenses	(1,592)	(1,475)
Investments in partnerships	—	(1,520)
Other	(20)	—
Total deferred tax liabilities	(62,296)	(61,125)
Net deferred tax assets	$35,637	$16,556

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2023.

Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no tax positions at December 31, 2023 or December 31, 2022 that did not meet the more-likely-than not recognition threshold. ASC Topic 740 “Income Taxes” also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2023 and 2022, the Company has not accrued any interest and penalties related to unrecognized tax benefits. The Company has identified its federal tax return and its state tax returns in Texas, Oklahoma, Colorado, New Mexico and New York as “major” tax jurisdictions, as defined. The Bank has identified its state returns in Arkansas, Florida, Georgia, Idaho, North Carolina, Pennsylvania, Tennessee and Washington as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal return are the 2020 through 2023 tax years. The Company has assumed net operating loss carryforwards, “acquired NOLs”, through its previous acquisitions. The tax periods of the acquired entities from which these acquired NOLs originated are considered open years for purposes of adjusting the amount of the acquired NOLs used in the Company’s open years. As of December 31, 2023, the Company has fully utilized all acquired NOLs.

11. STOCK INCENTIVE PROGRAMS

At December 31, 2023, Bancshares had one active stock-based incentive compensation plan with awards outstanding. The Company accounts for stock-based incentive compensation plans using the fair value-based method of accounting. The Company recognized stock-based compensation expense of $12.2 million, $11.8 million and $12.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. There was approximately $1.7 million, $1.5 million and $1.4 million of income tax benefit recorded for the stock-based compensation expense for the same periods, respectively.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by the Bancshares’ shareholders at the annual meeting of shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of December 31, 2023, 65,932 shares of restricted common stock have vested and 510,522 shares of unvested restricted stock have been issued under the 2020 Plan.

Restricted Stock

During 2023, 2022 and 2021, Bancshares granted shares of restricted stock pursuant to the 2020 Plan. These shares of restricted stock generally vest over a period of one to three years. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period. Compensation expense related to restricted stock was $12.2 million, $11.8 million and $12.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

A summary of the status of nonvested shares of restricted stock as of December 31, 2023, and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, December 31, 2022	504	$71.11
Share awards granted	65	62.47
Unvested share awards forfeited	(33)	68.25
Share awards vested	(25)	69.94
Nonvested share awards outstanding, December 31, 2023	511	$70.26

The total fair value of restricted stock awards that fully vested during the year ended December 31, 2023 was $1.7 million.

As of December 31, 2023, there was $7.1 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.43 years.

12. OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense totals are more fully detailed in the following tables. Any components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented, as well as amounts the Company elected to present, are stated separately.

	Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Other noninterest income
Banking related service fees	$8,112	$7,943	$7,132
Bank Owned Life Insurance (BOLI)	6,653	5,119	5,228
Rental income	2,295	2,279	1,399
Other	19,633	15,042	14,528
Total	$36,693	$30,383	$28,287
Other noninterest expense
Advertising	$3,230	$3,201	$3,179
Losses	3,266	2,610	3,066
Printing and supplies	3,537	3,034	2,563
Insurance expense	3,749	4,188	4,085
Professional and legal fees	9,781	8,515	9,515
Property taxes	9,080	9,014	9,257
Travel and development	7,400	6,107	5,243
Other	11,302	10,199	8,780
Total	$51,345	$46,868	$45,688

13. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Code and excluding catch-up contributions. Such matching contributions were approximately $6.0 million, $6.4 million and $7.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

14. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of December 31, 2023 are summarized below.

Contractual Obligations

The Company’s future cash payments associated with its contractual obligations pursuant to its Federal Reserve Board’s BTFP as of December 31, 2023 is summarized below. The future interest payments were calculated using the current rate in effect at December 31, 2023. Payments under the BTFP include interest of $173.9 million that will be due over the future periods. These payments do not include prepayment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank Term Funding Program	$3,898,880	$—	$—	$—	$3,898,880

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of December 31, 2023 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$61,508	$17,201	$1,020	$26	$79,755
Unused capacity on Warehouse Purchase Program loans	1,119,755	—	—	—	1,119,755
Commitments to extend credit	1,478,536	1,077,574	239,782	1,800,294	4,596,186
Total	$2,659,799	$1,094,775	$240,802	$1,800,320	$5,795,696

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

At December 31, 2023, $381.5 million of commitments to extend credit and standby letters of credit have fixed rates ranging from 0% to 21.0%.

The Company evaluates customer creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At December 31, 2023 and 2022, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $36.5 million and $29.9 million, respectively. The increase in the allowance was primarily due to the Merger.

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income for the years ended December 31, 2023, 2022 and 2021 was $3.1 million, $3.2 million and $3.1 million, respectively. As of December 31, 2023, operating lease ROU assets and lease liabilities were approximately $36.8 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of December 31, 2023, the weighted average remaining lease terms of the Company’s operating leases were 5.1 years. The weighted average discount rate used to determine the lease liabilities as of December 31, 2023 for the Company’s operating leases was 2.7%. Cash paid for the Company’s operating leases for the years ended December 31, 2023, 2022 and 2021 was $12.0 million, $10.9 million and $12.2 million, respectively. During the year ended December 31, 2023, the Company obtained $3.6 million in ROU assets in exchange for lease liabilities for eight operating leases, four of which, reflecting $2.7 million in ROU assets, were related to the Merger.

The Company’s future undiscounted cash payments associated with its operating leases as of December 31, 2023 are summarized below (dollars in thousands).

2024	$10,312
2025	9,751
2026	8,607
2027	5,586
2028	2,606
Thereafter	6,257
Total undiscounted lease payments	$43,119

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all operating lease obligations aggregated approximately $12.1 million, $10.9 million, and $11.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Litigation—The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. After consultations with legal counsel, the Company and the Bank believe that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

15. OTHER COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2023			2022			2021
	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain (loss) during period	$2,626	$(551)	$2,075	$(6,686)	$1,404	$(5,282)	$1,316	$(276)	$1,040
Total securities available for sale	2,626	(551)	2,075	(6,686)	1,404	(5,282)	1,316	(276)	1,040
Total other comprehensive income (loss)	$2,626	$(551)	$2,075	$(6,686)	$1,404	$(5,282)	$1,316	$(276)	$1,040

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2023	$(3,473)	$(3,473)
Other comprehensive income	2,075	2,075
Balance at December 31, 2023	$(1,398)	$(1,398)
Balance at January 1, 2022	$1,809	$1,809
Other comprehensive loss	(5,282)	(5,282)
Balance at December 31, 2022	$(3,473)	$(3,473)
Balance at January 1, 2021	$769	$769
Other comprehensive income	1,040	1,040
Balance at December 31, 2021	$1,809	$1,809

16. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$7,113	$218	$—	$4,599	$94	$6
Forward mortgage-backed securities trades	14,250	1	161	5,250	31	—
Commercial loan interest rate swaps and caps:
Loan customer counterparty	67,408	—	3,899	93,214	—	5,522
Financial institution counterparty	67,408	3,876	—	93,214	5,522	—

These financial instruments are not designated as hedging instruments and are used for asset and liability management and commercial customers’ financing needs. All derivatives are carried at fair value in either other assets or other liabilities and all related cash flows are reported in the operating section of the consolidated statements of cash flows.

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

Interest rate swaps and caps — These derivative positions relate to transactions in which the Company enters into an interest rate swap or cap with a customer, while at the same time entering into an offsetting interest rate swap or cap with another financial institution. An interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. In connection with each swap, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution a similar fixed interest rate on the same notional amount and receive substantially the same variable interest rate on the same notional amount. In connection with each interest rate cap, the Company sells a cap to the customer and agree to pay interest if the underlying index exceeds the strike price defined in the cap agreement. Simultaneously the Company purchases a cap with matching terms from another financial institution that agrees to pay the Company if the underlying index exceeds the strike price.

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at December 31, 2023 and 2022 are presented in the following table.

	Weighted-Average Interest Rate
	December 31, 2023		December 31, 2022
	Received	Paid	Received	Paid
Loan customer counterparty	3.07%	6.81%	3.05%	5.18%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $3.9 million and $5.5 million at December 31, 2023 and 2022, respectively. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was zero at December 31, 2023. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counter-parties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was zero at December 31, 2023 and 2022, respectively.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
Derivatives not designated as hedging instruments	2023	2022	2021
Interest rate lock commitments	$130	$88	$237
Forward mortgage-backed securities trades	368	740	181

17. REGULATORY MATTERS

Bancshares and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on its financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Bancshares’ and the Bank’s capital amounts and the Bank’s classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators about the components, risk weightings and other factors.

The Basel III Capital Rules adopted by the federal regulatory authorities in 2013 substantially revised the risk-based capital requirements applicable to Bancshares and the Bank. The Basel III Capital Rules became effective for Bancshares and the Bank on January 1, 2015, subject to a phase-in period for certain provisions. Among other things, the Basel III Capital Rules introduced a new capital measure called “Common Equity Tier 1” (“CET1”), which is a comparison of the sum of certain equity capital components to total risk-weighted assets, and revised the risk-weighting approach of the capital ratios with a more risk-sensitive approach that expanded the risk-weighting categories from the previous Basel I derived categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets.

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

To meet the capital adequacy requirements, Bancshares and the Bank must maintain minimum capital amounts and ratios of CET1, Tier 1 and Total capital to risk weighted assets, and of Tier 1 capital to adjusted quarterly average assets as defined in the regulations. As of December 31, 2023, Bancshares and the Bank met all capital adequacy requirements to which they were subject.

Since being fully phased in on January 1, 2019, the Basel III Capital Rules require Bancshares and the Bank to maintain a capital conservation buffer, composed entirely of CET1, of 2.5%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.5% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements ( known as the “leverage ratio”) of 4.0%.

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

As of December 31, 2023, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification which management believes have changed the Bank’s category. To be categorized as well capitalized the Bank must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios as set forth in the table below.

The following is a summary of Bancshares’ and the Bank’s capital ratios at December 31, 2023 and 2022:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2023
CET1 Capital (to Risk Weighted Assets)	$3,681,430	15.54%	$1,065,744	4.50%	$1,657,824	7.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	3,681,430	15.54	1,420,992	6.00	2,013,072	8.50	N/A	N/A
Total Capital (to Risk Weighted Assets)	3,923,052	16.56	1,894,656	8.00	2,486,736	10.50	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	3,681,430	10.39	1,417,440	4.00	1,417,440	4.00	N/A	N/A
As of December 31, 2022
CET1 Capital (to Risk Weighted Assets)	$3,498,958	15.88%	$991,669	4.50%	$1,542,597	7.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	3,498,958	15.88	1,322,226	6.00	1,873,153	8.50	N/A	N/A
Total Capital (to Risk Weighted Assets)	3,638,419	16.51	1,762,968	8.00	2,313,895	10.50	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	3,498,958	10.16	1,377,930	4.00	1,377,930	4.00	N/A	N/A
BANK ONLY:
As of December 31, 2023
CET1 Capital (to Risk Weighted Assets)	$3,665,750	15.48%	$1,065,417	4.50%	$1,657,315	7.00%	$1,538,935	6.50%
Tier 1 Capital (to Risk Weighted Assets)	3,665,750	15.48	1,420,556	6.00	2,012,454	8.50	1,894,074	8.00
Total Capital (to Risk Weighted Assets)	3,907,375	16.50	1,894,074	8.00	2,485,972	10.50	2,367,593	10.00
Tier 1 Capital (to Average Tangible Assets)	3,665,750	10.35	1,417,269	4.00	1,417,269	4.00	1,771,586	5.00
As of December 31, 2022
CET1 Capital (to Risk Weighted Assets)	$3,486,720	15.83%	$991,380	4.50%	$1,542,147	7.00%	$1,431,994	6.50%
Tier 1 Capital (to Risk Weighted Assets)	3,486,720	15.83	1,321,840	6.00	1,872,607	8.50	1,762,454	8.00
Total Capital (to Risk Weighted Assets)	3,626,184	16.46	1,762,454	8.00	2,313,221	10.50	2,203,067	10.00
Tier 1 Capital (to Average Tangible Assets)	3,486,720	10.12	1,377,765	4.00	1,377,765	4.00	1,722,207	5.00

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends declared to be paid by Bancshares during the years ended December 31, 2023, 2022 and 2021 were $205.7 million, $193.1 million and $184.3 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2023, 2022 and 2021 were $373.2 million, $256.7 million and $229.1 million, respectively.

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2023	2022
	(Dollars in thousands)
ASSETS
Cash	$5,727	$3,890
Investment in subsidiary	7,059,667	6,683,154
Goodwill	3,982	3,982
Other assets	10,690	8,348
TOTAL	$7,080,066	$6,699,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$736	$—
Subordinated notes	—	—
Total liabilities	736	—
SHAREHOLDERS’ EQUITY:
Common stock	93,723	91,314
Capital surplus	3,703,795	3,541,924
Retained earnings	3,283,210	3,069,609
Unrealized loss on available for sale securities, net of tax	(1,398)	(3,473)
Total shareholders’ equity	7,079,330	6,699,374
TOTAL	$7,080,066	$6,699,374

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiary	$373,248	$256,721	$229,088
Other income	25	8	14
Total income	373,273	256,729	229,102
OPERATING EXPENSE:
Subordinated notes interest expense	38	—	—
Stock based compensation expense (includes restricted stock)	12,181	11,765	12,572
Other expenses	2,896	1,968	1,993
Total operating expense	15,115	13,733	14,565
INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	358,158	242,996	214,537
FEDERAL INCOME TAX BENEFIT	2,076	1,927	1,886
INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	360,234	244,923	216,423
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	59,082	279,593	302,874
NET INCOME	$419,316	$524,516	$519,297

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Net income	$419,316	$524,516	$519,297
Other comprehensive income (loss), before tax:
Securities available for sale:
Change in unrealized income (loss) during the period	2,626	(6,686)	1,316
Total other comprehensive income (loss)	2,626	(6,686)	1,316
Deferred tax (expense) benefit related to other comprehensive income (loss)	(551)	1,404	(276)
Other comprehensive income (loss), net of tax	2,075	(5,282)	1,040
Comprehensive income	$421,391	$519,234	$520,337

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$419,316	$524,516	$519,297
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(59,082)	(279,593)	(302,874)
Stock based compensation expense (includes restricted stock)	12,181	11,765	12,572
(Increase) decrease in other assets	(1,543)	2,515	3,649
Increase in accrued interest payable and other liabilities	576	—	—
Net cash provided by operating activities	371,448	259,203	232,644
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisitions	(88,490)	—	—
Net cash used in investing activities	(88,490)	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of junior subordinated debentures	(3,158)	—	—
Repurchase of common stock	(72,248)	(65,721)	(52,089)
Payments of cash dividends	(205,715)	(193,140)	(184,253)
Net cash used in financing activities	(281,121)	(258,861)	(236,342)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,837	342	(3,698)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,890	3,548	7,246
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,727	$3,890	$3,548