Form 10-Q
period 2024-03-31
PROSPERITY BANCSHARES INC
filed 2024-05-08
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

As of May 6, 2024, there were 95,937,934 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$1,086,444	$458,153
Federal funds sold	250	260
Total cash and cash equivalents	1,086,694	458,413
Available for sale securities, at fair value	315,300	438,588
Held to maturity securities, at cost (fair value of $10,478,359 and $10,984,598, respectively)	11,985,838	12,365,308
Total securities	12,301,138	12,803,896
Loans held for sale	6,380	5,734
Loans held for investment	20,393,943	20,352,559
Loans held for investment - Warehouse Purchase Program	864,924	822,245
Total loans	21,265,247	21,180,538
Less: allowance for credit losses on loans	(330,219)	(332,362)
Loans, net	20,935,028	20,848,176
Accrued interest receivable	97,671	96,327
Goodwill	3,396,402	3,396,086
Core deposit intangibles, net	60,757	63,994
Bank premises and equipment, net	372,333	369,992
Other real estate owned	2,204	1,708
Bank owned life insurance (BOLI)	380,615	379,447
Federal Home Loan Bank of Dallas stock	8,750	8,750
Other assets	114,928	121,088
TOTAL ASSETS	$38,756,520	$38,547,877
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$9,526,535	$9,776,572
Interest-bearing	17,648,983	17,403,237
Total deposits	27,175,518	27,179,809
Other borrowings	3,900,000	3,725,000
Securities sold under repurchase agreements	261,671	309,277
Accrued interest payable	75,871	34,819
Allowance for credit losses on off-balance sheet credit exposures	36,503	36,503
Other liabilities	202,413	183,139
Total liabilities	31,651,976	31,468,547
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 93,525,291 issued and outstanding at March 31, 2024; 93,722,383 shares issued and outstanding at December 31, 2023	93,525	93,723
Capital surplus	3,672,090	3,703,795
Retained earnings	3,341,262	3,283,210
Accumulated other comprehensive loss —net unrealized loss on available for sale securities, net of tax benefit of $(620) and $(372), respectively	(2,333)	(1,398)
Total shareholders’ equity	7,104,544	7,079,330
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,756,520	$38,547,877

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$306,228	$247,118
Securities	66,421	73,185
Federal funds sold and other earning assets	9,265	7,006
Total interest income	381,914	327,309
INTEREST EXPENSE:
Deposits	92,692	47,343
Other borrowings	48,946	34,396
Securities sold under repurchase agreements	2,032	2,103
Total interest expense	143,670	83,842
NET INTEREST INCOME	238,244	243,467
PROVISION FOR CREDIT LOSSES	—	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	238,244	243,467
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,288	8,095
Credit card, debit card and ATM card income	8,861	8,666
Service charges on deposit accounts	6,406	5,926
Trust income	4,156	3,225
Mortgage income	610	238
Brokerage income	1,235	1,149
Net (loss) gain on sale or write-down of assets	(35)	121
Net gain on sale of securities	298	—
Other	9,051	10,846
Total noninterest income	38,870	38,266
NONINTEREST EXPENSE:
Salaries and employee benefits	85,771	77,798
Net occupancy and equipment	8,623	8,025
Credit and debit card, data processing and software amortization	10,975	9,566
Regulatory assessments and FDIC insurance	5,538	4,973
Core deposit intangibles amortization	3,237	2,374
Depreciation	4,686	4,433
Communications	3,402	3,462
Net other real estate income	49	45
Merger related expenses	—	860
Other	13,567	11,464
Total noninterest expense	135,848	123,000
INCOME BEFORE INCOME TAXES	141,266	158,733
PROVISION FOR INCOME TAXES	30,840	34,039
NET INCOME	$110,426	$124,694
EARNINGS PER SHARE:
Basic	$1.18	$1.37
Diluted	$1.18	$1.37

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in thousands)
Net income	$110,426	$124,694
Other comprehensive income, before tax:
Securities available for sale:
Change in unrealized loss during the period	(1,184)	(4)
Total other comprehensive loss	(1,184)	(4)
Deferred tax benefit related to other comprehensive income	249	1
Other comprehensive loss, net of tax	(935)	(3)
Comprehensive income	$109,491	$124,691

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2022	91,313,615	$91,314	$3,541,924	$3,069,609	$(3,473)	$6,699,374
Net income				124,694		124,694
Other comprehensive loss					(3)	(3)
Common stock issued in connection with the issuance of restricted stock awards, net	(9,250)	(9)	9			—
Common stock repurchase	(611,263)	(611)	(37,429)			(38,040)
Stock based compensation expense			3,166			3,166
Cash dividends declared, $0.55 per share				(50,074)		(50,074)
BALANCE AT MARCH 31, 2023	90,693,102	$90,694	$3,507,670	$3,144,229	$(3,476)	$6,739,117

BALANCE AT DECEMBER 31, 2023	93,722,383	$93,723	$3,703,795	$3,283,210	$(1,398)	$7,079,330
Net income				110,426		110,426
Other comprehensive loss					(935)	(935)
Common stock issued in connection with the issuance of restricted stock awards, net	370,600	370	(370)			—
Common stock repurchase	(567,692)	(568)	(34,714)			(35,282)
Stock based compensation expense			3,379			3,379
Cash dividends declared, $0.56 per share				(52,374)		(52,374)
BALANCE AT MARCH 31, 2024	93,525,291	$93,525	$3,672,090	$3,341,262	$(2,333)	$7,104,544

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,426	$124,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	7,923	6,807
Provision for credit losses	—	—
Net amortization of premium on investments	5,822	7,384
Net gain on sale of investment securities	(298)	—
Net gain on sale of other real estate and repossessed assets	(137)	(13)
Net loss (gain) on sale or write down of premises and equipment	35	(121)
Net accretion of discount on loans	(1,860)	(872)
Net amortization of premium on deposits	(97)	(53)
Net gain on sale of loans	(612)	(239)
Proceeds from sale of loans held for sale	24,475	8,470
Originations of loans held for sale	(24,509)	(9,280)
Stock based compensation expense	3,379	3,166
Decrease (increase) in accrued interest receivable and other assets	2,811	(66,156)
Increase in accrued interest payable and other liabilities	60,042	105,986
Net cash provided by operating activities	187,400	179,773

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	391,803	412,524
Purchase of held to maturity securities	(18,947)	(3,028)
Proceeds from maturities, sales and principal paydowns of available for sale securities	5,631,402	2,515,280
Purchase of available for sale securities	(5,508,208)	(2,527,704)
Originations of Warehouse Purchase Program loans	(3,021,378)	(2,468,101)
Proceeds from pay-offs of Warehouse Purchase Program loans	2,978,699	2,409,606
Net increase in loans held for investment	(42,737)	(434,029)
Purchase of bank premises and equipment	(7,184)	(10,224)
Proceeds from sale of bank premises, equipment and other real estate	838	741
Proceeds from insurance claims	1,049	2,811
Net cash provided by (used in) investing activities	405,337	(102,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(250,037)	(807,100)
Net increase (decrease) in interest-bearing deposits	245,843	(722,142)
Net proceeds from other short-term borrowings	175,000	1,515,000
Net (decrease) increase in securities sold under repurchase agreements	(47,606)	6,127
Repurchase of common stock	(35,282)	(38,040)
Payments of cash dividends	(52,374)	(50,074)
Net cash provided by (used in) financing activities	35,544	(96,229)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	628,281	(18,580)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	458,413	424,133
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,086,694	$405,553

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$969	$468

SUPPLEMENTAL INFORMATION:
Income taxes paid	$487	$327
Interest paid	102,618	79,968

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2024		2023
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$110,426		$124,694
Basic:
Weighted average shares outstanding	93,706	$1.18	91,207	$1.37
Diluted:
Weighted average shares outstanding	93,706	$1.18	91,207	$1.37

There were no stock options outstanding at March 31, 2024 or exercisable during the three months ended March 31, 2024 or 2023 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.

ASU 2024-01 clarifies the scope application of profits interest and similar awards by adding illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation.” However, this amendment does not change the intent of that guidance, nor how it should be applied. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. The Company does not expect ASU 2024-01 to have a significant impact on its financial statements.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income. ASU 2023-09 focuses on the rate reconciliation and income taxes paid and requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For public business entities the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods,

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company does not expect ASU 2023-09 to have an impact on its financial statements.

ASU 2023-07, Segment Reporting (Topic 280)—Improvement to Reportable Segment Disclosures. ASU 2023-07 amends the disclosure requirements related to segment reporting primarily through enhanced disclosure about significant segment expenses and by requiring disclosure of segment information on an annual and interim basis. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect ASU 2023-07 to have a significant impact on its financial statements.

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

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$14,350	$1,830	$(335)	$15,845
Collateralized mortgage obligations	198,180	—	(3,374)	194,806
Mortgage-backed securities	105,723	58	(1,132)	104,649
Total	$318,253	$1,888	$(4,841)	$315,300
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,691	$—	$(107)	$7,584
States and political subdivisions	111,699	764	(2,581)	109,882
Corporate debt securities	12,000	—	(3,840)	8,160
Collateralized mortgage obligations	256,216	—	(25,076)	231,140
Mortgage-backed securities	11,598,232	388	(1,477,027)	10,121,593
Total	$11,985,838	$1,152	$(1,508,631)	$10,478,359

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

The investment securities portfolio is measured for expected credit losses by segregating the portfolio into two general classifications and applying the appropriate expected credit losses methodology. Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under FASB ASC 326,“Financial Instruments – Credit Losses.”

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

As of March 31, 2024, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2024, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of March 31, 2024, the Company’s municipal securities represent 0.9% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature,

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

at which time the Company will receive full value for the securities. Accordingly, as of March 31, 2024, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$5,265	$(335)	$—	$—	$5,265	$(335)
Collateralized mortgage obligations	58,266	(874)	136,540	(2,500)	194,806	(3,374)
Mortgage-backed securities	10,043	(60)	91,458	(1,072)	101,501	(1,132)
Total	$73,574	$(1,269)	$227,998	$(3,572)	$301,572	$(4,841)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,583	$(107)	$—	$—	$7,583	$(107)
States and political subdivisions	14,877	(68)	54,906	(2,513)	69,783	(2,581)
Corporate debt securities	—	—	8,160	(3,840)	8,160	(3,840)
Collateralized mortgage obligations	47,876	(1,261)	183,228	(23,815)	231,104	(25,076)
Mortgage-backed securities	147,256	(1,836)	9,900,482	(1,475,191)	10,047,738	(1,477,027)
Total	$217,592	$(3,272)	$10,146,776	$(1,505,359)	$10,364,368	$(1,508,631)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,300	$(738)	$—	$—	$7,300	$(738)
Collateralized mortgage obligations	54,611	(729)	114,758	(2,075)	169,369	(2,804)
Mortgage-backed securities	1,154	(13)	92,211	(1,105)	93,365	(1,118)
Total	$63,065	$(1,480)	$206,969	$(3,180)	$270,034	$(4,660)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,580	$(52)	$—	$—	$7,580	$(52)
States and political subdivisions	23,085	(79)	41,039	(2,227)	64,124	(2,306)
Corporate debt securities	—	—	7,800	(4,200)	7,800	(4,200)
Collateralized mortgage obligations	50,147	(470)	192,205	(20,394)	242,352	(20,864)
Mortgage-backed securities	52,853	(807)	10,354,514	(1,356,476)	10,407,367	(1,357,283)
Total	$133,665	$(1,408)	$10,595,558	$(1,383,297)	$10,729,223	$(1,384,705)

At March 31, 2024 and December 31, 2023, there were 1,028 securities and 941 securities, respectively, in an unrealized loss position for 12 months or more.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The table below summarizes the amortized cost and fair value of investment securities at March 31, 2024, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$27,214	$27,560	$—	$—
Due after one year through five years	45,853	45,608	—	—
Due after five years through ten years	46,427	41,573	14,350	15,845
Due after ten years	11,896	10,885	—	—
Subtotal	131,390	125,626	14,350	15,845
Mortgage-backed securities and collateralized mortgage obligations	11,854,448	10,352,733	303,903	299,455
Total	$11,985,838	$10,478,359	$318,253	$315,300

The Company recorded a $298 thousand net gain on the sale of securities for the three months ended March 31, 2024 and no gain or loss on the sale of securities for the three months ended March 31, 2023. As of March 31, 2024, the Company did not own any non-agency collateralized mortgage obligations.

At March 31, 2024 and December 31, 2023, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $10.99 billion and $11.34 billion and a fair value of $9.60 billion and $10.09 billion at March 31, 2024 and December 31, 2023, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio consists of various types of loans and is categorized by major type as follows:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Residential mortgage loans held for sale	$6,380	$5,734

Commercial and industrial	2,470,848	2,305,040
Real estate:
Construction, land development and other land loans	2,876,588	3,076,591
1-4 family residential (includes home equity)	8,275,040	8,162,344
Commercial real estate (includes multi-family residential)	5,631,460	5,662,948
Farmland	590,896	598,898
Agriculture	222,196	217,145
Consumer and other	326,915	329,593
Total loans held for investment, excluding Warehouse Purchase Program	20,393,943	20,352,559
Warehouse Purchase Program	864,924	822,245
Total loans, including Warehouse Purchase Program	$21,265,247	$21,180,538

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans made up 82.3% and 83.0% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Related Party Loans. As of March 31, 2024 and December 31, 2023, loans outstanding to directors, officers and their affiliates totaled $290 thousand and $292 thousand, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the three months ended March 31, 2024	As of and for the year ended December 31, 2023
	(Dollars in thousands)
Beginning balance on January 1	$292	$547
New loans	1	64
Repayments	(3)	(319)
Ending balance	$290	$292

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

An aging analysis of past due loans, segregated by category of loan, is presented below:

	March 31, 2024
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$17,078	$—	$17,078	$14,749	$2,844,761	$2,876,588
Warehouse Purchase Program loans	—	—	—	—	864,924	864,924
Agriculture and agriculture real estate (includes farmland)	3,672	428	4,100	3,286	805,706	813,092
1-4 family (includes home equity) (1)	37,462	—	37,462	29,464	8,214,494	8,281,420
Commercial real estate (includes multi-family residential)	13,036	2,417	15,453	21,303	5,594,704	5,631,460
Commercial and industrial	20,715	190	20,905	9,542	2,440,401	2,470,848
Consumer and other	432	—	432	131	326,352	326,915
Total	$92,395	$3,035	$95,430	$78,475	$21,091,342	$21,265,247

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

	December 31, 2023
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$21,627	$1,635	$23,262	$14,770	$3,038,559	$3,076,591
Warehouse Purchase Program loans	—	—	—	—	822,245	822,245
Agriculture and agriculture real estate (includes farmland)	8,572	—	8,572	1,460	806,011	816,043
1-4 family (includes home equity) (1)	38,350	130	38,480	25,694	8,103,904	8,168,078
Commercial real estate (includes multi-family residential)	23,511	—	23,511	18,662	5,620,775	5,662,948
Commercial and industrial	14,782	430	15,212	8,066	2,281,762	2,305,040
Consumer and other	503	—	503	36	329,054	329,593
Total	$107,345	$2,195	$109,540	$68,688	$21,002,310	$21,180,538

(1)
Includes $6.4 million and $5.7 million of residential mortgage loans held for sale at March 31, 2024 and December 31, 2023, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Nonaccrual loans (1) (2)	$78,475	$68,688
Accruing loans 90 or more days past due	3,035	2,195
Total nonperforming loans	81,510	70,883
Repossessed assets	97	76
Other real estate	2,204	1,708
Total nonperforming assets	$83,811	$72,667

Nonperforming assets to total loans and other real estate	0.39%	0.34%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.41%	0.36%
Nonaccrual loans to total loans	0.37%	0.32%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.38%	0.34%

(1)
ASU 2022-02 became effective for the Company on January 1, 2023.
(2)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $83.8 million in nonperforming assets at March 31, 2024 compared with $72.7 million at December 31, 2023. Nonperforming assets were 0.39% of total loans and other real estate at March 31, 2024 and 0.34% of total loans and other real estate at December 31, 2023. The Company had $78.5 million in nonaccrual loans at March 31, 2024 compared with $68.7 million at December 31, 2023.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

loan to value ratios, loss exposures and remaining balances. Accretion of purchased discounts on PCD and Non-PCD loans will be recognized based on payment structure and the contractual maturity of individual loans.

PCD Loans. The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
PCD loans:
Outstanding balance	$495,074	$533,653
Discount	(7,361)	(7,914)
Recorded investment	$487,713	$525,739

Changes in the accretable yield for acquired PCD loans for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$7,914	$3,361
Accretion charge-offs	(5)	—
Accretion	(548)	(339)
Balance at March 31,	$7,361	$3,022

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired. The PCD discount reflected above as of March 31, 2024, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$1,676,563	$1,823,809
Discount	(18,681)	(19,992)
Recorded investment	$1,657,882	$1,803,817

Changes in the discount accretion for Non-PCD loans for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$19,992	$2,233
Accretion recoveries	1	—
Accretion	(1,312)	(532)
Balance at March 31,	$18,681	$1,701

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The following tables present loans by risk grade, by category of loan and year of origination/renewal at March 31, 2024.

	Term Loans
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	1,106	166	—	—	14	—	—	1,286
Grade 3	103,359	745,828	696,969	364,477	215,354	57,308	119,072	—	2,302,367
Grade 4	3,478	83,562	146,216	42,544	5,572	26,944	30,782	—	339,098
Grade 5	—	—	1,357	—	23,373	15,796	769	—	41,295
Grade 6	—	570	—	7,698	184	561	—	—	9,013
Grade 7	—	183	2,647	343	—	242	248	—	3,663
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	1,218	29,616	98,450	15,171	7,649	7,371	20,391	—	179,866
Total	$108,055	$860,865	$945,805	$430,233	$252,132	$108,236	$171,262	$—	$2,876,588

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$720	$1,179	$1,231	$172	$252	$369	$8,590	$—	$12,513
Grade 2	—	13	60	101	—	722	46	—	942
Grade 3	20,051	126,212	168,180	76,630	47,924	118,858	102,641	94	660,590
Grade 4	3,436	21,435	19,644	25,993	4,122	9,589	21,807	—	106,026
Grade 5	725	57	799	885	—	1,143	—	—	3,609
Grade 6	—	—	—	78	—	1,195	—	—	1,273
Grade 7	—	—	1,469	558	339	29	—	—	2,395
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	1,986	2,532	1,345	14,558	2,630	2,693	—	25,744
Total	$24,932	$150,882	$193,915	$105,762	$67,195	$134,535	$135,777	$94	$813,092

Current-period gross write-offs	$—	$—	$—	$—	$—	$121	$—	$—	$121

1-4 Family (includes Home Equity) (1)
Grade 1	$—	$74	$153	$—	$109	$—	$—	$—	$336
Grade 2	—	526	1,243	153	236	2,602	—	—	4,760
Grade 3	109,256	1,172,870	2,253,123	2,140,728	1,021,887	1,310,779	91,597	2,757	8,102,997
Grade 4	1,178	15,265	15,813	25,722	5,681	64,138	2,871	204	130,872
Grade 5	—	—	1,206	—	119	2,517	—	—	3,842
Grade 6	—	—	357	41	19	1,840	—	—	2,257
Grade 7	—	1,744	7,554	5,304	4,433	9,293	95	—	28,423
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	625	4,243	475	469	2,121	—	—	7,933
Total	$110,434	$1,191,104	$2,283,692	$2,172,423	$1,032,953	$1,393,290	$94,563	$2,961	$8,281,420

Current-period gross write-offs	$—	$—	$389	$—	$33	$39	$—	$—	$461

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	1,128	—	459	2,232	—	—	3,819
Grade 3	50,492	403,245	908,841	680,193	405,589	1,246,771	77,627	4,591	3,777,349
Grade 4	2,667	43,104	262,140	172,287	217,796	716,336	15,857	—	1,430,187
Grade 5	—	192	2,538	4,771	—	89,422	2,355	—	99,278
Grade 6	—	—	—	356	11,451	76,088	—	—	87,895
Grade 7	—	1,693	827	2,464	—	806	—	—	5,790
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	540	13,613	53,166	49,281	38,547	71,666	329	—	227,142
Total	$53,699	$461,847	$1,228,640	$909,352	$673,842	$2,203,321	$96,168	$4,591	$5,631,460

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Grade 1	$6,392	$15,267	$9,372	$6,418	$2,811	$6,188	$41,360	$176	$87,984
Grade 2	—	695	7,799	219	195	3,651	2,295	—	14,854
Grade 3	211,874	206,299	222,945	147,665	49,661	187,230	910,134	30,276	1,966,084
Grade 4	20,633	44,614	30,936	14,641	11,286	110,319	65,063	2,222	299,714
Grade 5	—	17	21,827	6,057	1,666	788	8,200	100	38,655
Grade 6	413	311	3,898	615	354	962	2,390	—	8,943
Grade 7	—	3,900	420	195	1,268	1,416	457	—	7,656
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	3,689	14,070	3,637	661	2,439	22,462	—	46,958
Total	$239,312	$274,792	$311,267	$179,447	$67,902	$312,993	$1,052,361	$32,774	$2,470,848

Current-period gross write-offs	$—	$53	$349	$39	$—	$24	$895	$—	$1,360

Consumer and Other
Grade 1	$4,614	$12,520	$5,465	$2,813	$1,681	$5,914	$2,588	$—	$35,595
Grade 2	6,132	12,406	14,181	—	—	1,839	1,507	—	36,065
Grade 3	24,054	40,317	38,129	24,769	11,901	17,352	75,004	11	231,537
Grade 4	—	1,748	257	1,105	15,259	2,255	2,865	—	23,489
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	31	5	—	—	—	—	36
Grade 7	—	—	—	—	122	1	—	—	123
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	34	7	15	14	—	70
Total	$34,800	$66,991	$58,063	$28,726	$28,970	$27,376	$81,978	$11	$326,915

Current-period gross write-offs	$1,470	$20	$17	$24	$—	$70	$58	$—	$1,659

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	864,924	—	—	—	—	—	—	—	864,924
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$864,924	$—	$—	$—	$—	$—	$—	$—	$864,924

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Grade 1	$11,726	$29,040	$16,221	$9,403	$4,853	$12,471	$52,538	$176	$136,428
Grade 2	6,132	14,746	24,577	473	890	11,060	3,848	—	61,726
Grade 3	1,384,010	2,694,771	4,288,187	3,434,462	1,752,316	2,938,298	1,376,075	37,729	17,905,848
Grade 4	31,392	209,728	475,006	282,292	259,716	929,581	139,245	2,426	2,329,386
Grade 5	725	266	27,727	11,713	25,158	109,666	11,324	100	186,679
Grade 6	413	881	4,286	8,793	12,008	80,646	2,390	—	109,417
Grade 7	—	7,520	12,917	8,864	6,162	11,787	800	—	48,050
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	1,758	49,529	172,461	69,943	61,891	86,242	45,889	—	487,713
Total	$1,436,156	$3,006,481	$5,021,382	$3,825,943	$2,122,994	$4,179,751	$1,632,109	$40,431	$21,265,247

Current-period gross write-offs	$1,470	$73	$755	$63	$33	$254	$953	$—	$3,601

(1)
Includes $6.4 million of residential mortgage loans held for sale at March 31, 2024.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of March 31, 2024 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

MARCH 31, 2024

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The following table details activity in the allowance for credit losses on loans by category of loan for the three months ended March 31, 2024 and 2023.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance December 31, 2023	$87,775	$11,380	$77,652	$88,664	$59,832	$7,059	$332,362
Provision for credit losses on loans	(5,619)	1,270	2,469	(1,468)	2,067	1,281	—
Charge-offs	—	(121)	(461)	—	(1,360)	(1,659)	(3,601)
Recoveries	2	98	4	17	1,077	260	1,458
Net (charge-offs) recoveries	2	(23)	(457)	17	(283)	(1,399)	(2,143)
Balance March 31, 2024	$82,158	$12,627	$79,664	$87,213	$61,616	$6,941	$330,219

Allowance for credit losses on loans:
Three Months Ended
Balance December 31, 2022	$78,853	$7,699	$60,795	$66,272	$62,319	$5,638	$281,576
Provision for credit losses	1,695	356	1,603	1,699	(6,495)	1,142	—
Charge-offs	—	—	(65)	—	(901)	(1,225)	(2,191)
Recoveries	13	6	205	1	2,373	208	2,806
Net (charge-offs) recoveries	13	6	140	1	1,472	(1,017)	615
Balance March 31, 2023	$80,561	$8,061	$62,538	$67,972	$57,296	$5,763	$282,191

The allowance for credit losses on loans as of March 31, 2024 totaled $330.2 million or 1.55% of total loans, including acquired loans with discounts, a decrease of $2.1 million or 0.6% compared to the allowance for credit losses on loans totaling $332.4 million or 1.57% of total loans, including acquired loans with discounts, as of December 31, 2023. There was no provision for credit losses for the three months ended March 31, 2024 and 2023.

Net charge-offs were $2.1 million for the three months ended March 31, 2024 compared to net recoveries of $615 thousand for the three months ended March 31, 2023. Net charge-offs for the three months ended March 31, 2024 included $991 thousand related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Further, an additional $4.1 million of specific reserves on resolved PCD loans without any related charge-offs was released to the general reserve.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of March 31, 2024 and December 31, 2023, the Company had $36.5 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of March 31, 2024, the Company had $2.26 billion in commitments expected to fund.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Loan Modifications Made to Borrowers Experiencing Financial Difficulty. The Company evaluates all restructurings, including restructurings for borrowers experiencing financial difficulty, to determine whether they result in a new loan or a continuation of an existing loan. In accordance with ASC Topic 326, “Financial Instruments—Credit Losses”, the Company only establishes a specific reserve for modifications to borrowers experiencing financial difficulty when the loan is identified as impaired. The effect of most modifications of loans made to borrowers who are experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance. The Company adjusts the terms of loans for certain borrowers when it believes such changes will help its customers manage their loan obligations and increase the collectability of the loans.

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

The following table displays the amortized cost of loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2024 and 2023, presented by category of loan and type of modification.

	Term Extension	Percentage of Total Loans Held for Investment
	(Dollars in thousands)
Three Months Ended March 31, 2024
Commercial and industrial	$413	—
Agriculture	11,000	0.05%
Total	$11,413	0.05%

Three Months Ended March 31, 2023
Construction, land development and other land loans	$4,233	0.02%
Total	$4,233	0.02%

The following table describes the modifications made to the loans presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2024 and 2023.

Term Extension
Loan Type	Three Months Ended March 31, 2024
Commercial and industrial	Modified to a 7 year term
Agriculture	Modified to a 2 year term

Loan Type	Three Months Ended March 31, 2023
Construction, land development and other land loans	Less than 12-month extension

The Company did not have any modified loans that defaulted during the three months ended March 31, 2024 that were modified during the prior trailing twelve months. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$15,845	$—	$15,845
Collateralized mortgage obligations	—	194,806	—	194,806
Mortgage-backed securities	—	104,649	—	104,649
Total	$—	$315,300	$—	$315,300

Derivative financial instruments:
Interest rate lock commitments	$—	$256	$—	$256
Forward mortgage-backed securities trades	—	8	—	8
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	4,309	—	4,309
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	74	—	74
Loan customer counterparty	—	4,330	—	4,330
Financial institution counterparty	—	—	—	—

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$21,787	$—	$21,787
Collateralized mortgage obligations	—	320,044	—	320,044
Mortgage-backed securities	—	96,757	—	96,757
Total available for sale securities	$—	$438,588	$—	$438,588

Derivative financial instruments:
Interest rate lock commitments	$—	$218	$—	$218
Forward mortgage-backed securities trades	—	1	—	1
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	3,876	—	3,876
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	161	—	161
Loan customer counterparty	—	3,899	—	3,899
Financial institution counterparty	—	—	—	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment. For the three months ended March 31, 2024, the Company had additions to other real estate owned of $969 thousand of which $845 thousand was outstanding as of March 31, 2024. For the three months ended March 31, 2024, the Company had additions to impaired loans of $13.4 million, of which $13.4 million was outstanding as of March 31, 2024. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2024 and remained outstanding at March 31, 2024 were not significant.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of March 31, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,086,444	$1,086,444	$—	$—	$1,086,444
Federal funds sold	250	250	—	—	250
Held to maturity securities	11,985,838	—	10,478,359	—	10,478,359
Loans held for sale	6,380	—	6,380	—	6,380
Loans held for investment, net of allowance	20,063,724	—	—	18,465,513	18,465,513
Loans held for investment - Warehouse Purchase Program	864,924	—	864,924	—	864,924
Other real estate owned	2,204	—	2,204	—	2,204
Liabilities
Deposits:
Noninterest-bearing	$9,526,535	$—	$9,526,535	$—	$9,526,535
Interest-bearing	17,648,983	—	17,611,669	—	17,611,669
Other borrowings	3,900,000	—	3,876,545	—	3,876,545
Securities sold under repurchase agreements	261,671	—	261,621	—	261,621

	As of December 31, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$458,153	$458,153	$—	$—	$458,153
Federal funds sold	260	260	—	—	260
Held to maturity securities	12,365,308	—	10,984,598	—	10,984,598
Loans held for sale	5,734	—	5,734	—	5,734
Loans held for investment, net of allowance	20,020,197	—	—	18,321,054	18,321,054
Loans held for investment - Warehouse Purchase Program	822,245	—	822,245	—	822,245
Other real estate owned	1,708	—	1,708	—	1,708
Liabilities
Deposits:
Noninterest-bearing	$9,776,572	$—	$9,776,572	$—	$9,776,572
Interest-bearing	17,403,237	—	17,371,523	—	17,371,523
Other borrowings	3,725,000	—	3,725,000	—	3,725,000
Securities sold under repurchase agreements	309,277	—	309,245	—	309,245

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

Loans held for investment— The Company does not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value disclosures. The Company’s discounted cash flow calculation to determine fair value considers internal and market-based information such as prepayment risk, cost of funds and

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

liquidity. From time to time, the Company records nonrecurring fair value adjustments to impaired loans to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. Where appraisals are not available, estimated cash flows are discounted using a rate commensurate with the credit risk associated with those cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

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

The fair value estimates presented herein are based on information available to management at March 31, 2024. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the three months ended March 31, 2024 and the year ended December 31, 2023 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2022	$3,231,636	$51,348
Less:
Amortization	—	(12,676)
Add:
First Bancshares Merger	164,450	25,322
Balance as of December 31, 2023	3,396,086	63,994
Less:
Amortization	—	(3,237)
Add:
First Bancshares Merger	316	—
Balance as of March 31, 2024	$3,396,402	$60,757

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2024, there was no impairment recorded on goodwill and core deposit intangibles.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $3.2 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of March 31, 2024 is as follows (dollars in thousands):

Remaining 2024	$9,576
2025	11,409
2026	10,376
2027	9,288
2028	8,288
Thereafter	11,820
Total	$60,757

8. STOCK–BASED COMPENSATION

At March 31, 2024, Bancshares had one active stock-based incentive compensation plan with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by Bancshares' shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of March 31, 2024, 406,757 shares of restricted common stock have vested and 540,297 shares of unvested restricted stock have been issued under the 2020 Plan.

As of March 31, 2024, the Company had no stock options outstanding. Stock-based compensation expense related to restricted stock was $3.4 million and $3.2 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $28.0 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.95 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of March 31, 2024 are summarized below. The Company’s future cash payments associated with its contractual obligations pursuant to the Federal Reserve’s Bank Term Funding Program (“BTFP”) as of March 31, 2024 are summarized below. The future interest payments were calculated using the current rate in effect at March 31, 2024. Payments under the BTFP include interest of $186.1 million that will be due over the future periods. These payments do not include prepayment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank Term Funding Program	$4,086,149	$—	$—	$—	$4,086,149

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income was $869 thousand and $806 thousand for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, operating lease ROU assets and lease liabilities were approximately $36.8 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of March 31, 2024, the weighted average of remaining lease terms of the Company’s operating leases was 5.7 years. The weighted average discount rate used to determine the lease liabilities as of March 31, 2024 for the Company’s operating leases was 2.9%. Cash paid for the Company’s operating leases was $2.9 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, the Company obtained $2.1 million in ROU assets in exchange for lease liabilities for one operating lease.

The Company’s future undiscounted cash payments associated with its operating leases as of March 31, 2024 are summarized below (dollars in thousands).

Remaining 2024	$7,877
2025	10,005
2026	8,865
2027	5,849
2028	2,873
2029	1,541
Thereafter	8,327
Total undiscounted lease payments	$45,337

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of March 31, 2024 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$62,745	$18,559	$2,445	$26	$83,775
Unused capacity on Warehouse Purchase Program loans	1,058,576	—	—	—	1,058,576
Commitments to extend credit	1,489,941	1,020,761	296,869	1,623,299	4,430,870
Total	$2,611,262	$1,039,320	$299,314	$1,623,325	$5,573,221

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At March 31, 2024 and December 31, 2023, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $36.5 million.

10. OTHER COMPREHENSIVE (LOSS) INCOME

The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Three Months Ended March 31,
	2024			2023
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized loss during period	$(1,184)	$249	$(935)	$(4)	$1	$(3)
Total securities available for sale	(1,184)	249	(935)	(4)	1	(3)
Total other comprehensive loss	$(1,184)	$249	$(935)	$(4)	$1	$(3)

Activity in accumulated other comprehensive loss associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2023	$(1,398)	$(1,398)
Other comprehensive loss	(935)	(935)
Balance at March 31, 2024	$(2,333)	$(2,333)

Balance at December 31, 2022	$(3,473)	$(3,473)
Other comprehensive loss	(3)	(3)
Balance at March 31, 2023	$(3,476)	$(3,476)

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2024 and December 31, 2023.

	March 31, 2024			December 31, 2023
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$15,693	$256	$—	$7,113	$218	$—
Forward mortgage-backed securities trades	20,500	8	74	14,250	1	161
Commercial loan interest rate swaps and caps:
Loan customer counterparty	67,207	—	4,330	67,408	—	3,899
Financial institution counterparty	67,207	4,309	—	67,408	3,876	—

These financial instruments are not designated as hedging instruments and are used for asset and liability management and commercial customers’ financing needs. All derivatives are carried at fair value in either other assets or other liabilities, and all related cash flows are reported in the operating section of the consolidated statements of cash flows.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at March 31, 2024 and December 31, 2023 are presented in the following table.

	Weighted-Average Interest Rate
	March 31, 2024		December 31, 2023
	Received	Paid	Received	Paid
Loan customer counterparty	3.07%	6.78%	3.07%	6.81%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $4.3 million at March 31, 2024 and $3.9 million at December 31, 2023. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was $280 thousand at March 31, 2024. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counterparties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was zero at March 31, 2024 and December 31, 2023.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2024	2023
	(Dollars in thousands)
Interest rate lock commitments	$38	$30
Forward mortgage-backed securities trades	196	(50)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

12. ACQUISITIONS

Merger of First Bancshares of Texas, Inc. — Effective May 1, 2023, the Company completed the Merger of First Bancshares of Texas, Inc. (“First Bancshares”) into Bancshares and the subsequent merger of its wholly owned subsidiary, FirstCapital Bank of Texas, N.A. (“FirstCapital Bank”), into the Bank. FirstCapital Bank operated 16 full-service banking offices in six different markets in West, North and Central Texas areas, including its main office in Midland, and banking offices in Midland, Lubbock, Amarillo, Wichita Falls, Burkburnett, Byers, Henrietta, Dallas, Horseshoe Bay, Marble Falls and Fredericksburg, Texas. As of March 31, 2023, First Bancshares, on a consolidated basis, reported total assets of $2.14 billion, total loans of $1.65 billion and total deposits of $1.71 billion. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

Pursuant to the terms of the definitive agreement, Bancshares issued 3,583,370 shares of its common stock plus approximately $91.5 million in cash for all outstanding shares of First Bancshares. As of March 31, 2024, the Company recognized goodwill of $164.8 million, which does not include all the subsequent fair value adjustments that have not yet been finalized. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. During the second quarter of 2023, the Company completed the operational conversion of FirstCapital Bank.

13. SUBSEQUENT EVENT

Merger of Lone Star State Bancshares, Inc. — Effective April 1, 2024, the Company completed the merger of Lone Star State Bancshares, Inc. (“Lone Star”) into Bancshares and the subsequent merger of its wholly owned subsidiary Lone Star State Bank of West Texas (“Lone Star Bank”), into the Bank. Lone Star operated five banking centers in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of March 31, 2024, Lone Star, on a consolidated basis, reported total assets of $1.38 billion, total loans of $1.08 billion and total deposits of $1.24 billion.

Under the terms of the definitive agreement, Bancshares issued 2,376,182 shares of its common stock plus approximately $64.1 million in cash for all outstanding shares of Lone Star in the second quarter of 2024.

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
•
the Company’s ability to effectively manage its liquidity risk and the availability of capital and funding;
•
volatility in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations;
•
prolonged periods of high inflation and their effects on the Company’s business, profitability and stock price;
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
•
the timing, impact and other uncertainties of any future acquisitions and the Company’s ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the ability to enter new markets successfully and capitalize on growth opportunities;
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
•
the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses, including such assumptions related to potential or recent acquisitions;
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
•
the Company’s ability to identify and address cybersecurity risks such as data security breaches, malware, “denial of service” attacks, “hacking”, and identity theft, a failure of which could disrupt business and result in significant losses or adverse effects to the Company’s reputation;
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
•
acts of terrorism, an outbreak of hostilities, or other international or domestic calamities, civil unrest, insurrections, other political, economic or diplomatic developments, including those caused by public health issues, outbreaks of diseases and pandemics, weather or other acts of God and other matters beyond the Company’s control; and
•
other risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, or in the Company’s other reports and documents filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Part I, Item 1 of this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation (“Bancshares”), is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank (the “Bank,” and together with Bancshares, the “Company”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of March 31, 2024, the Bank operated 283 full service banking locations: 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 62 in the Dallas/Fort Worth area; 22 in the East Texas area; 31 in the Central Texas area including Austin and San Antonio; 44 in the West Texas area including Lubbock, Midland-Odessa, Abilene; Amarillo and Wichita Falls; 15 in the Bryan/College Station area, 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $38.76 billion at March 31, 2024 compared with $38.55 billion at December 31, 2023, an increase of $208.6 million or 0.5%. Total loans were $21.27 billion at March 31, 2024 compared with $21.18 billion at December 31, 2023, an increase of $84.7 million or 0.4%. Total deposits were $27.18 billion at March 31, 2024 compared with $27.18 billion at December 31, 2023 with a decrease of $4.3 million. Total shareholders’ equity was $7.10 billion at March 31, 2024 compared with $7.08 billion at December 31, 2023, an increase of $25.2 million or 0.4%.

RECENT ACQUISITION

Merger of First Bancshares of Texas, Inc. — Effective May 1, 2023, the Company completed the merger of First Bancshares of Texas, Inc. (“First Bancshares”) into the Bancshares and the subsequent merger of its wholly owned subsidiary, FirstCapital Bank of Texas, N.A. (“FirstCapital Bank”), into the Bank (collectively, the “FB Merger”). FirstCapital Bank operated 16 full-service banking offices in six different markets in West, North and Central Texas areas, including its main office in Midland, Texas, and banking offices in Midland, Lubbock, Amarillo, Wichita Falls, Burkburnett, Byers, Henrietta, Dallas, Horseshoe Bay, Marble Falls and Fredericksburg, Texas. As of March 31, 2023, First Bancshares, on a consolidated basis, reported total assets of $2.14 billion, total loans of $1.65 billion and total deposits of $1.71 billion.

Pursuant to the terms of the definitive agreement, the Bancshares issued 3,583,370 shares of its common stock and approximately $91.5 million in cash for all outstanding shares of First Bancshares capital stock. As of March 31, 2024, the Company recognized goodwill of $164.8 million, which does not include all the subsequent fair value adjustments that have not yet been finalized. During the second quarter of 2023, the Company completed the operational conversion of FirstCapital Bank.

SUBSEQUENT EVENT

Merger of Lone Star State Bancshares, Inc. — Effective April 1, 2024, the Company completed the merger of Lone Star State Bancshares, Inc. (“Lone Star”) into the Bancshares and the subsequent merger of its wholly owned subsidiary, Lone Star State Bank of West Texas (“Lone Star Bank”), into the Bank. Lone Star operated five banking centers in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of March 31, 2024, Lone Star, on a consolidated basis, reported total assets of $1.38 billion, total loans of $1.08 billion and total deposits of $1.24 billion.

Under the terms of the definitive agreement, Bancshares issued 2,376,182 shares of its common stock plus approximately $64.1 million in cash for all outstanding shares of Lone Star in the second quarter of 2024.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires the Company to establish accounting policies and make estimates that affect amounts reported in the consolidated financial statements. An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on the consolidated financial statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. The Company’s accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

Business Combinations—Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations.” A business combination occurs when the Company acquires net assets that constitute a business and obtains control over that business. Business combinations are effected through the transfer of consideration consisting of cash and/or common stock and are accounted for using the acquisition method. Accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values at the acquisition date. Determining the fair value of assets and liabilities, especially the loan portfolio, is a process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values becomes available. The results of operations of an acquired entity are included in the Company’s consolidated results from the acquisition date, and prior periods are not restated.

Allowance for Credit Losses— The allowance for credit losses is accounted for in accordance with FASB ASC 326, “Measurement of Credit Losses on Financial Instruments” which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is an allowance available for losses on loans and held-to-maturity securities. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is likely and can be reasonably estimated. Recoveries are credited to the allowance at the time of recovery.

The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on expected losses on impaired loans and certain purchased credit-deteriorated loans (“PCD”) loans; and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. Pursuant to the Company's adoption of ASU 2022-02 effective January 1, 2023, the Company prospectively discontinued troubled debt restructurings accounting and no longer measures the economic concession for loan modifications occurring on or after the adoption date. In addition, modifications to loans previously designated as troubled debt restructurings that occur on or after January 1, 2023, are accounted for under ASU 2022-02 and result in the elimination of any prior economic concession recorded in the allowance related to such loans. For further discussion of the methodology used in the determination of the allowance for credit losses on loans, see “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses” below and “Financial Condition—Allowance for Credit Losses on Loans” below.

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $110.4 million for the quarter ended March 31, 2024 compared with $124.7 million for the same period in 2023. The change was primarily due to a decrease in net interest income and an increase in noninterest expense primarily due to an increase in salaries and benefits and expenses due to the FB Merger. Net income per diluted common share was $1.18 for the quarter ended March 31, 2024 compared with $1.37 for the same period in 2023. The Company posted annualized returns on average common equity of 6.20% and 7.38%, annualized returns on average assets of 1.13% and 1.31% and efficiency ratios of 49.07% and 43.68% for the quarters ended March 31, 2024 and 2023, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding net gains and losses on the sale or write down of assets and securities) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale or write-down of assets and securities are not included. Additionally, taxes are not part of this calculation.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended March 31, 2024

Net interest income before the provision for credit losses was $238.2 million for the quarter ended March 31, 2024, a decrease of $5.2 million or 2.1%, compared with $243.5 million for the same period in 2023. The change was primarily due to an increase in the average balances on other borrowings, an increase in the average rates on interest-bearing deposits and a decrease in the average balance on investment securities, partially offset by an increase in the average balances and average rates on loans.

Interest income on loans was $306.2 million for the quarter ended March 31, 2024, an increase of $59.1 million or 23.9%, compared with $247.1 million for the same period in 2023. The increase was due to an increase in both the average balances and average rates on loans.

Interest income on securities was $66.4 million for the quarter ended March 31, 2024, a decrease of $6.8 million or 9.2%, compared with $73.2 million for the same period in 2023, primarily due to a decrease in the average balances on investment securities.

Average interest-bearing liabilities were $22.10 billion for the quarter ended March 31, 2024, an increase of $1.28 billion or 6.1%, compared with $20.82 billion for the same period in 2023, primarily due to an increase in other borrowings and an increase in average rates on interest-bearing deposits. The average rate on interest-bearing liabilities was 2.62% for the quarter ended March 31, 2024, an increase of 99 basis points, compared with 1.63% for the same period in 2023.

The net interest margin on a tax-equivalent basis was 2.79% for the quarter ended March 31, 2024, a decrease of 14 basis points compared with 2.93% for the same period in 2023. The change was primarily due to an increase in the average balances on other borrowings, an increase in the average rates on interest-bearing deposits and a decrease in the average balance on investment securities, partially offset by an increase in the average balances and average rates on loans.

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

	Three Months Ended March 31,
	2024			2023
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$5,467	$92	6.77%	$2,343	$38	6.58%
Loans held for investment	20,415,316	292,673	5.77%	18,317,712	236,606	5.24%
Loans held for investment - Warehouse Purchase Program	720,650	13,463	7.51%	617,822	10,474	6.88%
Total loans	21,141,433	306,228	5.83%	18,937,877	247,118	5.29%
Investment securities	12,693,268	66,421	2.10%	14,332,509	73,185	2.07%
Federal funds sold and other earning assets	672,840	9,265	5.54%	600,048	7,006	4.74%
Total interest-earning assets	34,507,541	381,914	4.45%	33,870,434	327,309	3.92%
Allowance for credit losses on loans	(331,708)			(282,316)
Noninterest-earning assets	4,759,697			4,589,735
Total assets	$38,935,530			$38,177,853

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$5,143,585	$8,423	0.66%	$5,877,641	$3,792	0.26%
Savings and money market deposits	8,889,077	47,152	2.13%	9,579,679	35,521	1.50%
Certificates and other time deposits	3,683,815	37,117	4.05%	2,045,580	8,030	1.59%
Other borrowings	4,083,132	48,946	4.82%	2,887,011	34,396	4.83%
Securities sold under repurchase agreements	296,437	2,032	2.76%	427,887	2,103	1.99%
Total interest-bearing liabilities	22,096,046	143,670	2.62%	20,817,798	83,842	1.63%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	9,443,249			10,389,980
Allowance for credit losses on off-balance sheet credit exposures	36,503			29,947
Other liabilities	238,480			180,685
Total liabilities	31,814,278			31,418,410
Shareholders' equity	7,121,252			6,759,443
Total liabilities and shareholders' equity	$38,935,530			$38,177,853

Net interest rate spread			1.83%			2.29%
Net interest income and margin (2) (3)		$238,244	2.78%		$243,467	2.92%
Net interest income and margin (tax equivalent) (4)		$239,052	2.79%		$244,300	2.93%

(1)
Annualized and based on average balances on an actual 366-day or 365-day basis for the three months ended March 31, 2024 and 2023.
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

	Three Months Ended March 31,
	2024 vs. 2023
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$51	$3	$54
Loans held for investment (1)	27,321	28,746	56,067
Loans held for investment - Warehouse Purchase Program	1,758	1,231	2,989
Investment securities (1)	(8,440)	1,676	(6,764)
Federal funds sold and other earning assets	857	1,402	2,259
Total increase in interest income	21,547	33,058	54,605

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(478)	5,109	4,631
Savings and money market deposits	(2,582)	14,213	11,631
Certificates and other time deposits (1)	6,485	22,602	29,087
Other borrowings	14,370	180	14,550
Securities sold under repurchase agreements	(651)	580	(71)
Total increase in interest expense	17,144	42,684	59,828
Increase (decrease) in net interest income	$4,403	$(9,626)	$(5,223)

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

There was no provision for credit losses for the three months ended March 31, 2024 and 2023.

Net charge-offs were $2.1 million for the quarter ended March 31, 2024 compared with net recoveries of $615 thousand for the quarter ended March 31, 2023. Net charge-offs for the three months ended March 31, 2024 included $991 thousand related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Further, an additional $4.1 million of specific reserves on resolved PCD loans without any related charge-offs was released to the general reserve.

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

Noninterest income totaled $38.9 million for the three months ended March 31, 2024 compared with $38.3 million for the same period in 2023, an increase of $604 thousand or 1.6%.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Nonsufficient funds fees	$8,288	$8,095
Credit card, debit card and ATM card income	8,861	8,666
Service charges on deposit accounts	6,406	5,926
Trust income	4,156	3,225
Mortgage income	610	238
Brokerage income	1,235	1,149
Bank owned life insurance income	2,047	1,354
Net (loss) gain on sale or write-down of assets	(35)	121
Net gain on sale of securities	298	—
Other	7,004	9,492
Total noninterest income	$38,870	$38,266

Noninterest Expense

Noninterest expense totaled $135.8 million for the quarter ended March 31, 2024 compared with $123.0 million for the quarter ended March 31, 2023, an increase of $12.8 million or 10.4%. The change was primarily due to increases in salaries and benefits, other noninterest expense and in credit and debit card, data processing and software amortization expense primarily due to three months of operations related to the FB Merger in the first quarter 2024 compared to none in the first quarter 2023.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Salaries and employee benefits (1)	$85,771	$77,798
Non-staff expenses:
Net occupancy and equipment	8,623	8,025
Credit and debit card, data processing and software amortization	10,975	9,566
Regulatory assessments and FDIC insurance	5,538	4,973
Core deposit intangibles amortization	3,237	2,374
Depreciation	4,686	4,433
Communications (2)	3,402	3,462
Net other real estate income (3)	49	45
Merger related expenses	—	860
Other	13,567	11,464
Total noninterest expense	$135,848	$123,000

(1)
Includes stock-based compensation expense of $3.4 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively.
(2)
Communications expense includes telephone, data circuits, postage and courier expenses.
(3)
Net other real estate income is comprised of rental expense, rental income and gains and losses on sales of real estate.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense totaled $30.8 million for the three months ended March 31, 2024 compared with $34.0 million for the same period in 2023, a decrease of $3.2 million or 9.4%. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 21.8% and 21.4%, respectively.

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

	March 31, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$6,380	$—	$—	$—	$6,380

Commercial and industrial	1,746,604	516,720	160,566	46,958	2,470,848
Warehouse purchase program	864,924	—	—	—	864,924
Real estate:
Construction, land development and other land loans	2,568,008	123,678	5,036	179,866	2,876,588
1-4 family residential (includes home equity)	7,355,509	210,021	701,577	7,933	8,275,040
Commercial real estate (includes multi-family residential)	4,286,824	359,308	758,186	227,142	5,631,460
Farmland	544,039	9,440	16,841	20,576	590,896
Agriculture	162,249	50,743	4,036	5,168	222,196
Consumer and other	270,457	44,748	11,640	70	326,915
Total loans held for investment	17,798,614	1,314,658	1,657,882	487,713	21,258,867
Total	$17,804,994	$1,314,658	$1,657,882	$487,713	$21,265,247

	December 31, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$5,734	$—	$—	$—	$5,734

Commercial and industrial	1,499,739	540,360	195,509	69,432	2,305,040
Warehouse purchase program	822,245	—	—	—	822,245
Real estate:
Construction, land development and other land loans	2,739,059	126,694	5,412	205,426	3,076,591
1-4 family residential (includes home equity)	7,211,453	214,809	730,189	5,893	8,162,344
Commercial real estate (includes multi-family residential)	4,262,288	338,200	834,922	227,538	5,662,948
Farmland	560,440	8,516	18,706	11,236	598,898
Agriculture	160,381	45,142	5,491	6,131	217,145
Consumer and other	271,000	44,922	13,588	83	329,593
Total loans held for investment	17,526,605	1,318,643	1,803,817	525,739	21,174,804
Total	$17,532,339	$1,318,643	$1,803,817	$525,739	$21,180,538

At March 31, 2024, total loans were $21.27 billion, an increase of $84.7 million or 0.4%, compared with $21.18 billion at December 31, 2023. Loans at March 31, 2024 included $6.4 million of loans held for sale and $864.9 million of Warehouse Purchase Program loans compared with $5.7 million of loans held for sale and $822.2 million of Warehouse Purchase Program loans at December 31, 2023. At March 31, 2024 and December 31, 2023, loans represented 54.9% of total assets.

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

(v) Warehouse Purchase Program. The Warehouse Purchase Program allows unaffiliated mortgage originators (“Clients”) to close 1-4 family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors. The Company’s Clients are strategically targeted for their experienced management teams and analyzed for the expected profitability of each Client’s business model over the long term. The Clients are located across the U.S. and originate mortgage loans primarily through traditional retail and/or wholesale business models using underwriting standards as required by United States government-sponsored enterprise agencies, “Agencies” such as the Federal National Mortgage Association (“Fannie Mae”), private investors to which the mortgage loans are ultimately sold and/or mortgage insurers.

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

Nonperforming assets increased $11.1 million to $83.8 million at March 31, 2024 compared with $72.7 million at December 31, 2023, with the majority of the balance for each period attributable to acquired loans.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated:

	March 31, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$36,147	$3,674	$8,229	$30,425	$78,475
Accruing loans 90 or more days past due	428	2,607	—	—	3,035
Total nonperforming loans	36,575	6,281	8,229	30,425	81,510
Repossessed assets	37	—	15	45	97
Other real estate	1,644	—	37	523	2,204
Total nonperforming assets	$38,256	$6,281	$8,281	$30,993	$83,811

Nonperforming assets to total loans and other real estate	0.21%	0.48%	0.50%	6.35%	0.39%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.23%	0.48%	0.50%	6.35%	0.41%
Nonaccrual loans to total loans	0.20%	0.28%	0.50%	6.24%	0.37%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.21%	0.28%	0.50%	6.24%	0.38%

	December 31, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$29,160	$2,612	$8,594	$28,322	$68,688
Accruing loans 90 or more days past due	—	552	8	1,635	2,195
Total nonperforming loans	29,160	3,164	8,602	29,957	70,883
Repossessed assets	76	—	—	—	76
Other real estate	1,323	—	—	385	1,708
Total nonperforming assets	$30,559	$3,164	$8,602	$30,342	$72,667

Nonperforming assets to total loans and other real estate	0.17%	0.24%	0.48%	5.77%	0.34%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.18%	0.24%	0.48%	5.77%	0.36%
Nonaccrual loans to total loans	0.17%	0.20%	0.48%	5.39%	0.32%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.17%	0.20%	0.48%	5.39%	0.34%

(1)
ASU 2022-02 became effective for the Company on January 1, 2023.
(2)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

Nonperforming assets were 0.39% of total loans and other real estate at March 31, 2024 and 0.34% of total loans and other real estate at December 31, 2023. The allowance for credit losses on loans as a percentage of total nonperforming loans was 405.1% at March 31, 2024 and 468.89% at December 31, 2023.

Allowance for Credit Losses on Loans

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses on loans which it believes is adequate as of March 31, 2024 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

	As of and for the Three Months Ended March 31, 2024
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$17,587,207	$3,554,226	$21,141,433
Gross loans outstanding at end of period	$17,804,994	$3,460,253	$21,265,247
Allowance for credit losses on loans at beginning of period	$222,413	$109,949	$332,362
Provision for credit losses	5,484	(5,484)	—
Charge-offs:
Commercial and industrial	(214)	(1,146)	(1,360)
Real estate and agriculture	(201)	(381)	(582)
Consumer and other	(1,528)	(131)	(1,659)
Recoveries:
Commercial and industrial	164	913	1,077
Real estate and agriculture	2	119	121
Consumer and other	215	45	260
Net (charge-offs) recoveries(1)	(1,562)	(581)	(2,143)
Allowance for credit losses on loans at end of period	$226,335	$103,884	$330,219
Ratio of allowance to end of period loans	1.27%	3.00%	1.55%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.34%	3.00%	1.62%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.04%	0.07%	0.04%
Ratio of allowance to end of period nonperforming loans	618.8%	231.2%	405.1%
Ratio of allowance to end of period nonaccrual loans	626.2%	245.4%	420.8%

	As of and for the Three Months Ended March 31, 2023
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$16,097,319	$2,840,558	$18,937,877
Gross loans outstanding at end of period	$16,596,141	$2,738,218	$19,334,359
Allowance for credit losses on loans at beginning of period	$209,467	$72,109	$281,576
Provision for credit losses	6,737	(6,737)	—
Charge-offs:
Commercial and industrial	(394)	(507)	(901)
Real estate and agriculture	(65)	—	(65)
Consumer and other	(1,192)	(33)	(1,225)
Recoveries:
Commercial and industrial	1,177	1,196	2,373
Real estate and agriculture	31	194	225
Consumer and other	204	4	208
Net (charge-offs) recoveries(1)	(239)	854	615
Allowance for credit losses on loans at end of period	$215,965	$66,226	$282,191
Ratio of allowance to end of period loans	1.30%	2.42%	1.46%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.37%	2.42%	1.52%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.01%	(0.12%)	(0.01%)
Ratio of allowance to end of period nonperforming loans	1,598.3%	737.2%	1,254.4%
Ratio of allowance to end of period nonaccrual loans	1,598.3%	737.2%	1,254.4%

(1)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $1.9 million during the three months ended March 31, 2024. Partially offsetting these charge-offs were recoveries on originated loans of $381 thousand. Gross charge-offs on acquired loans were $1.7 million during the three months ended March 31, 2024. Offsetting these charge-offs were recoveries on acquired loans of $1.1 million. Total charge-offs for the three months ended March 31, 2024 were $3.6 million, partially offset by total recoveries of $1.5 million.

The following table shows the allocation of the net charge-offs among various categories of loans as of the dates indicated.

	Three Months Ended March 31,
	2024		2023
	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)
	(Dollars in thousands)
Balance of net (charge-offs) recoveries applicable to:
Commercial and industrial	$(283)	0.01%	$1,472	(0.03%)
Real estate:
Construction, land development and other land loans	2	0.00%	13	0.00%
1-4 family residential (including home equity)	(457)	0.01%	140	0.00%
Commercial real estate (including multi-family residential)	17	0.00%	1	0.00%
Agriculture (includes farmland)	(23)	0.00%	6	0.00%
Consumer and other	(1,399)	0.03%	(1,017)	0.02%
Total net (charge-offs) recoveries	$(2,143)	0.04%	$615	(0.01%)

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

	March 31, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$33,693	$17,626	$4,612	$5,685	$61,616	12.1%
Real estate	179,599	9,780	15,279	44,377	249,035	82.3%
Agriculture and agriculture real estate	7,794	1,151	365	3,317	12,627	4.0%
Consumer and other	5,249	1,484	189	19	6,941	1.6%
Total allowance for credit losses on loans	$226,335	$30,041	$20,445	$53,398	$330,219	100.0%

	December 31, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$27,948	$18,211	$5,340	$8,333	$59,832	11.3%
Real estate	181,358	9,239	16,511	46,983	254,091	83.1%
Agriculture and agriculture real estate	7,750	1,037	256	2,337	11,380	4.0%
Consumer and other	5,357	1,465	217	20	7,059	1.6%
Total allowance for credit losses on loans	$222,413	$29,952	$22,324	$57,673	$332,362	100.0%

(1)
Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

The allowance for credit losses on loans totaled $330.2 million at March 31, 2024 compared to $332.4 million at December 31, 2023, a decrease of $2.1 million or 0.6%. The allowance for credit losses on loans totaled 1.55% of total loans at March 31, 2024 and 1.57% of total loans at December 31, 2023.

At March 31, 2024, $226.3 million of the allowance for credit losses on loans was attributable to originated loans, an increase of $3.9 million or 1.8% compared with $222.4 million of the allowance at December 31, 2023. At March 31, 2024, $30.0 million of the allowance for credit losses on loans was attributable to re-underwritten acquired loans compared with $30.0 million of the allowance at December 31, 2023, an increase of $89 thousand or 0.3%. At March 31, 2024, $20.4 million of the allowance for credit losses on loans was attributable to Non-PCD loans compared with $22.3 million of the allowance at December 31, 2023, a decrease of $1.9 million or 8.4%. At March 31, 2024, $53.4 million of the allowance for credit losses on loans was attributable to PCD loans compared with $57.7 million of the allowance at December 31, 2023, a decrease of $4.3 million or 7.4%.

At March 31, 2024, the Company had $26.0 million of total outstanding accretable discounts on Non-PCD loans and PCD loans. The Company believes that the allowance for credit losses on loans at March 31, 2024 is adequate to absorb expected lifetime losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at March 31, 2024.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancelable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of March 31, 2024 and December 31, 2023, the Company had $36.5 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

Securities

The carrying cost of securities totaled $12.30 billion at March 31, 2024 compared with $12.80 billion at December 31, 2023, a decrease of $502.8 million or 3.9%. At March 31, 2024, securities represented 31.7% of total assets compared with 33.2% of total assets at December 31, 2023.

The amortized cost and fair value of investment securities were as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$14,350	$1,830	$(335)	$15,845
Collateralized mortgage obligations	198,180	—	(3,374)	194,806
Mortgage-backed securities	105,723	58	(1,132)	104,649
Total	$318,253	$1,888	$(4,841)	$315,300
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,691	$—	$(107)	$7,584
States and political subdivisions	111,699	764	(2,581)	109,882
Corporate debt securities	12,000	—	(3,840)	8,160
Collateralized mortgage obligations	256,216	—	(25,076)	231,140
Mortgage-backed securities	11,598,232	388	(1,477,027)	10,121,593
Total	$11,985,838	$1,152	$(1,508,631)	$10,478,359

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$20,698	$1,827	$(738)	$21,787
Collateralized mortgage obligations	321,881	967	(2,804)	320,044
Mortgage-backed securities	97,779	96	(1,118)	96,757
Total	$440,358	$2,890	$(4,660)	$438,588
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,631	$—	$(52)	$7,579
States and political subdivisions	116,497	1,864	(2,306)	116,055
Corporate debt securities	12,000	—	(4,200)	7,800
Collateralized mortgage obligations	263,250	—	(20,864)	242,386
Mortgage-backed securities	11,965,930	2,131	(1,357,283)	10,610,778
Total	$12,365,308	$3,995	$(1,384,705)	$10,984,598

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

As of March 31, 2024, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2024, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Fannie Mae or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of March 31, 2024 the Company’s municipal securities represent 0.9% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of March 31, 2024, management believes that there is no potential for material credit losses on held to maturity securities.

Deposits

Total deposits were $27.18 billion at March 31, 2024 compared with $27.18 billion at December 31, 2023 with a decrease of $4.3 million. At March 31, 2024, noninterest-bearing deposits totaled $9.53 billion, a decrease of $250.0 million or 2.6% compared with $9.78 billion at December 31, 2023. Interest-bearing deposits totaled $17.65 billion at March 31, 2024 compared with $17.40 billion at December 31, 2023, an increase of $245.7 million or 1.4%.

Average deposits for the three months ended March 31, 2024 were $27.16 billion, a decrease of $733.2 million or 2.6%, compared with $27.89 billion for the three months ended March 31, 2023. The ratio of average interest-bearing deposits to total average deposits was 65.2% and 62.8% during the first three months of 2024 and 2023, respectively.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31,
	2024		2023
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$5,143,585	0.66%	$5,877,641	0.26%
Regular savings	2,829,146	0.71%	3,396,252	0.70%
Money market savings	6,059,931	2.80%	6,183,427	1.95%
Certificates, IRAs and other time deposits	3,683,815	4.05%	2,045,580	1.59%
Total interest-bearing deposits	17,716,477	2.10%	17,502,900	1.10%
Noninterest-bearing demand deposits	9,443,249		10,389,980
Total deposits	$27,159,726	1.37%	$27,892,880	0.69%

(1)
Annualized and based on average balances on an actual 366-day and 365-day basis for the three months ended March 31, 2024 and 2023.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Bank Term Funding Program	$3,900,000	$3,725,000
Securities sold under repurchase agreements	261,671	309,277
Total	$4,161,671	$4,034,277

Bank Term Funding Program— During the second quarter of 2023, the Bank began participating in the Federal Reserve’s Bank Term Funding Program (“BTFP”), which ceased extending new loans as of March 11, 2024. Under the BTFP program, eligible depository institutions could obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets are valued at par. At March 31, 2024, the Bank had secured borrowing capacity of $5.53 billion collateralized by the par value of pledged securities totaling $5.53 billion. At March 31, 2024, the balance outstanding was $3.90 billion consisting of a one-term advance maturing in January 2025 with an interest rate of 4.76%.

FHLB advances and long-term notes payable— The Company has an available line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2024, the Company had total borrowing capacity of $11.00 billion under this line. At March 31, 2024, the Company had no FHLB advances or long-term notes payable balance outstanding.

Securities sold under repurchase agreements— At March 31, 2024, the Company had $261.7 million in securities sold under repurchase agreements with banking customers compared with $309.3 million at December 31, 2023, a decrease of $47.6 million or 15.4%. Repurchase agreements are generally settled on the following business day; however, approximately $3.0 million of the repurchase agreements outstanding at March 31, 2024 have maturity dates ranging from 12 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

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

As of March 31, 2024, the Company had outstanding $4.43 billion in commitments to extend credit, $83.8 million in commitments associated with outstanding standby letters of credit and $1.06 billion in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2024, the Company had cash and cash equivalents of $1.09 billion compared with $458.4 million at December 31, 2023, an increase of $628.3 million or 137.1%. The increase was primarily due to net proceeds from principal paydowns and sales of investment securities of $496.1 million, net cash provided by operating activities of $187.4 million and proceeds from short-term borrowings of $175.0 million, partially offset by a net increase in loans of $85.4 million, payment of cash dividends of $52.4 million, repurchase of common stock of $35.3 million and a decrease in securities sold under repurchase agreements of $47.6 million.

Share Repurchases

On January 16, 2024, the Company announced a stock repurchase program under which the Company could repurchase up to 5%, or approximately 4.7 million shares, of its outstanding common stock over a one-year period expiring on January 16, 2025, at the discretion of management. Under the stock repurchase program, Bancshares may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. Under its 2024 stock repurchase program, Bancshares repurchased 567,692 shares of its common stock at an average weighted price of $62.12 per share during the three months ended March 31, 2024.

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of March 31, 2024 are summarized below.

Borrowings

The Company’s future cash payments associated with the Federal Reserve's BTFP as of March 31, 2024 are summarized below. The future interest payments were calculated using the current rate in effect at March 31, 2024. Payments under the BTFP include interest of $186.1 million that will be due over the future periods. These payments do not include prepayment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank Term Funding Program	$4,086,149	$—	$—	$—	$4,086,149

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company has one sublease arrangement. Sublease income was $869 thousand and $806 thousand for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, operating lease ROU assets and lease liabilities were approximately $36.8 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of March 31, 2024, the weighted average of remaining lease terms of the Company’s operating leases was 5.7 years. The weighted average discount rate used to determine the lease liabilities as of March 31, 2024 for the Company’s operating leases was 2.9%. Cash paid for the Company’s operating leases was $2.9 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, the Company obtained $2.1 million in ROU assets in exchange for lease liabilities for one operating lease.

The Company’s future undiscounted cash payments associated with its operating leases as of March 31, 2024 are summarized below (dollars in thousands).

Remaining 2024	$7,877
2025	10,005
2026	8,865
2027	5,849
2028	2,873
2029	1,541
Thereafter	8,327
Total undiscounted lease payments	$45,337

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit expiring by period as of March 31, 2024 are summarized below. Since commitments associated with letters of credit, unused capacity of Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$62,745	$18,559	$2,445	$26	$83,775
Unused capacity on Warehouse Purchase Program loans	1,058,576	—	—	—	1,058,576
Commitments to extend credit	1,489,941	1,020,761	296,869	1,623,299	4,430,870
Total	$2,611,262	$1,039,320	$299,314	$1,623,325	$5,573,221

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At March 31, 2024 and December 31, 2023, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $36.5 million.

Capital Resources

Total shareholders’ equity was $7.10 billion at March 31, 2024 compared with $7.08 billion at December 31, 2023, an increase of $25.2 million or 0.4%. The increase was primarily due to net income of $110.4 million, partially offset by dividend payments of $52.4 million and common stock repurchases of $35.3 million.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of March 31, 2024, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of March 31, 2024:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of March 31, 2024
The Company
CET1 capital (to risk-weighted assets)	4.50%		7.00%	N/A	15.75%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	N/A	15.75%
Total capital (to risk-weighted assets)	8.00%		10.50%	N/A	17.00%
Tier 1 capital (to average assets) (leverage)	4.00%	(1)	4.00%	N/A	10.37%

The Bank
CET1 capital (to risk-weighted assets)	4.50%		7.00%	6.50%	15.69%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	8.00%	15.69%
Total capital (to risk-weighted assets)	8.00%		10.50%	10.00%	16.94%
Tier 1 capital (to average assets) (leverage)	4.00%	(2)	4.00%	5.00%	10.33%

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

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 28, 2024 (the “2023 Form 10-K”), for further discussion. There have been no material changes in the Company’s market risk exposures that would affect the quantitative and qualitative disclosures from those disclosed in the 2023 Form 10-K and presented as of December 31, 2023.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None.

b. None.

c. The following table details the Company’s repurchases of shares of its common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)
January 1 - January 31, 2024	—	$—	—	4,704,762
February 1 - February 29, 2024	567,692	62.12	567,692	4,137,070
March 1 - March 31, 2024	—	—	—	4,137,070
Total	567,692	$62.12	567,692

(1)
On January 16, 2024, Bancshares announced a stock repurchase program under which up to 5%, or approximately 4.7 million shares, of its outstanding common stock may be acquired over a one-year period expiring on January 16, 2025, at the discretion of management. Under the stock repurchase program, Bancshares could repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” for additional information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

c. During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, with respect to the Company’s common stock.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019 (File No. 001-35388))

4.1	Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (formatted as Inline XBRL and contained in Exhibits 101)

* Filed with this Quarterly Report on Form 10-Q.

** Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 05/8/2024	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 05/8/2024	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer