Form 10-Q
period 2024-06-30
PROSPERITY BANCSHARES INC
filed 2024-08-07
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

As of August 5, 2024, there were 95,261,166 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$1,507,604	$458,153
Federal funds sold	234	260
Total cash and cash equivalents	1,507,838	458,413
Available for sale securities, at fair value	318,647	438,588
Held to maturity securities, at cost (fair value of $9,992,366 and $10,984,598, respectively)	11,383,492	12,365,308
Total securities	11,702,139	12,803,896
Loans held for sale	9,951	5,734
Loans held for investment	21,229,461	20,352,559
Loans held for investment - Warehouse Purchase Program	1,081,403	822,245
Total loans	22,320,815	21,180,538
Less: allowance for credit losses on loans	(359,852)	(332,362)
Loans, net	21,960,963	20,848,176
Accrued interest receivable	107,339	96,327
Goodwill	3,504,107	3,396,086
Core deposit intangibles, net	74,324	63,994
Bank premises and equipment, net	377,394	369,992
Other real estate owned	4,960	1,708
Bank owned life insurance (BOLI)	382,499	379,447
Federal Home Loan Bank of Dallas stock	10,184	8,750
Other assets	130,547	121,088
TOTAL ASSETS	$39,762,294	$38,547,877
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$9,706,505	$9,776,572
Interest-bearing	18,226,581	17,403,237
Total deposits	27,933,086	27,179,809
Other borrowings	3,900,000	3,725,000
Securities sold under repurchase agreements	233,689	309,277
Accrued interest payable	129,565	34,819
Allowance for credit losses on off-balance sheet credit exposures	37,646	36,503
Other liabilities	244,864	183,139
Total liabilities	32,478,850	31,468,547
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 95,262,416 issued and outstanding at June 30, 2024; 93,722,383 shares issued and outstanding at December 31, 2023	95,263	93,723
Capital surplus	3,790,305	3,703,795
Retained earnings	3,399,462	3,283,210
Accumulated other comprehensive loss —net unrealized loss on available for sale securities, net of tax benefit of $(422) and $(372), respectively	(1,586)	(1,398)
Total shareholders’ equity	7,283,444	7,079,330
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,762,294	$38,547,877

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$336,428	$286,638	$642,656	$533,756
Securities	62,428	72,053	128,849	145,238
Federal funds sold and other earning assets	14,095	1,757	23,360	8,763
Total interest income	412,951	360,448	794,865	687,757
INTEREST EXPENSE:
Deposits	106,124	63,964	198,816	111,307
Other borrowings	46,282	57,351	95,228	91,747
Securities sold under repurchase agreements	1,759	2,674	3,791	4,777
Total interest expense	154,165	123,989	297,835	207,831
NET INTEREST INCOME	258,786	236,459	497,030	479,926
PROVISION FOR CREDIT LOSSES	9,066	18,540	9,066	18,540
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	249,720	217,919	487,964	461,386
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,153	8,512	16,441	16,607
Credit card, debit card and ATM card income	9,384	9,206	18,245	17,872
Service charges on deposit accounts	6,436	6,078	12,842	12,004
Trust income	3,601	3,358	7,757	6,583
Mortgage income	745	661	1,355	899
Brokerage income	1,186	1,000	2,421	2,149
Net (loss) gain on sale or write-down of assets	(903)	1,994	(938)	2,115
Net gain on sale or write-up of securities	10,723	—	11,021	—
Other	6,678	8,879	15,729	19,725
Total noninterest income	46,003	39,688	84,873	77,954
NONINTEREST EXPENSE:
Salaries and employee benefits	89,584	84,723	175,355	162,521
Net occupancy and equipment	8,915	8,935	17,538	16,960
Credit and debit card, data processing and software amortization	11,998	10,344	22,973	19,910
Regulatory assessments and FDIC insurance	10,317	5,097	15,855	10,070
Core deposit intangibles amortization	4,156	3,167	7,393	5,541
Depreciation	4,836	4,658	9,522	9,091
Communications	3,485	3,693	6,887	7,155
Net other real estate income	100	(497)	149	(452)
Merger related expenses	4,381	12,891	4,381	13,751
Other	15,070	12,859	28,637	24,323
Total noninterest expense	152,842	145,870	288,690	268,870
INCOME BEFORE INCOME TAXES	142,881	111,737	284,147	270,470
PROVISION FOR INCOME TAXES	31,279	24,799	62,119	58,838
NET INCOME	$111,602	$86,938	$222,028	$211,632
EARNINGS PER SHARE:
Basic	$1.17	$0.94	$2.34	$2.30
Diluted	$1.17	$0.94	$2.34	$2.30

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net income	$111,602	$86,938	$222,028	$211,632
Other comprehensive income, before tax:
Securities available for sale:
Change in unrealized gain (loss) during the period	946	1,006	(238)	1,002
Total other comprehensive loss	946	1,006	(238)	1,002
Deferred tax (expense) benefit related to other comprehensive income (loss)	(199)	(211)	50	(210)
Other comprehensive income (loss), net of tax	747	795	(188)	792
Comprehensive income	$112,349	$87,733	$221,840	$212,424

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT MARCH 31, 2024	93,525,291	$93,525	$3,672,090	$3,341,262	$(2,333)	$7,104,544
Net income				111,602		111,602
Other comprehensive income					747	747
Common stock issued in connection with the issuance of restricted stock awards, net	31,500	32	(32)			—
Common stock issued in connection with the acquisition of Lone Star State Bancshares, Inc.	2,376,143	2,376	153,927			156,303
Common stock repurchase	(670,518)	(670)	(38,814)			(39,484)
Stock based compensation expense			3,134			3,134
Cash dividends declared, $0.56 per share				(53,402)		(53,402)
BALANCE AT JUNE 30, 2024	95,262,416	$95,263	$3,790,305	$3,399,462	$(1,586)	$7,283,444

Six Months Ended
BALANCE AT DECEMBER 31, 2023	93,722,383	$93,723	$3,703,795	$3,283,210	$(1,398)	$7,079,330
Net income				222,028		222,028
Other comprehensive loss					(188)	(188)
Common stock issued in connection with the issuance of restricted stock awards, net	402,100	402	(402)			—
Common stock issued in connection with the acquisition of Lone Star State Bancshares, Inc.	2,376,143	2,376	153,927			156,303
Common stock repurchase	(1,238,210)	(1,238)	(73,528)			(74,766)
Stock based compensation expense			6,513			6,513
Cash dividends declared, $1.12 per share				(105,776)		(105,776)
BALANCE AT JUNE 30, 2024	95,262,416	$95,263	$3,790,305	$3,399,462	$(1,586)	$7,283,444

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT MARCH 31, 2023	90,693,102	$90,694	$3,507,670	$3,144,229	$(3,476)	$6,739,117
Net income				86,938		86,938
Other comprehensive income					795	795
Common stock issued in connection with the issuance of restricted stock awards, net	40,450	40	(40)			—
Common stock issued in connection with the acquisition of First Bancshares of Texas, Inc.	3,582,675	3,583	220,764			224,347
Common stock repurchase	(594,773)	(595)	(33,613)			(34,208)
Stock based compensation expense			2,743			2,743
Cash dividends declared, $0.55 per share				(51,616)		(51,616)
BALANCE AT JUNE 30, 2023	93,721,454	$93,722	$3,697,524	$3,179,551	$(2,681)	$6,968,116

Six Months Ended
BALANCE AT DECEMBER 31, 2022	91,313,615	$91,314	$3,541,924	$3,069,609	$(3,473)	$6,699,374
Net income				211,632		211,632
Other comprehensive income					792	792
Common stock issued in connection with the issuance of restricted stock awards, net	31,200	31	(31)			—
Common stock issued in connection with the acquisition of First Bancshares of Texas, Inc.	3,582,675	3,583	220,764			224,347
Common stock repurchase	(1,206,036)	(1,206)	(71,042)			(72,248)
Stock based compensation expense			5,909			5,909
Cash dividends declared, $1.10 per share				(101,690)		(101,690)
BALANCE AT JUNE 30, 2023	93,721,454	$93,722	$3,697,524	$3,179,551	$(2,681)	$6,968,116

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$222,028	$211,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	16,915	14,632
Provision for credit losses	9,066	18,540
Net amortization of premium on investments	11,653	14,515
Net gain on sale or write-up of securities	(11,021)	—
Net gain on sale of other real estate and repossessed assets	(107)	(46)
Net loss (gain) on sale or write down of premises and equipment	938	(2,115)
Net accretion of discount on loans	(9,051)	(3,291)
Net amortization of premium on deposits	(93)	(240)
Net gain on sale of loans	(1,358)	(901)
Proceeds from sale of loans held for sale	63,974	23,783
Originations of loans held for sale	(66,833)	(32,984)
Stock based compensation expense	6,513	5,909
Decrease in accrued interest receivable and other assets	17,168	7,244
Increase in accrued interest payable and other liabilities	144,102	117,994
Net cash provided by operating activities	403,894	374,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, sales and principal paydowns of held to maturity securities	990,755	857,656
Purchase of held to maturity securities	(28,826)	(3,028)
Proceeds from maturities, sales and principal paydowns of available for sale securities	11,199,310	6,703,648
Purchase of available for sale securities	(11,020,422)	(6,527,199)
Originations of Warehouse Purchase Program loans	(6,759,124)	(6,077,557)
Proceeds from pay-offs of Warehouse Purchase Program loans	6,499,966	5,669,294
Net decrease (increase) in loans held for investment	171,972	(793,081)
Purchase of bank premises and equipment	(11,888)	(18,280)
Proceeds from sale of bank premises, equipment and other real estate	1,037	3,869
Proceeds from insurance claims	1,049	5,831
Net cash used in the purchase of First Bancshares of Texas, Inc.	—	(24,365)
Net cash provided by the purchase of Lone Star State Bancshares, Inc.	169,855	—
Net cash provided by (used in) investing activities	1,213,684	(203,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(475,810)	(1,242,773)
Net decrease in interest-bearing deposits	(11,213)	(1,487,619)
Net proceeds from other short-term borrowings	175,000	2,749,614
Net decrease in securities sold under repurchase agreements	(75,588)	(43,848)
Repurchase of common stock	(74,766)	(72,248)
Payments of cash dividends	(105,776)	(101,690)
Net cash used in financing activities	(568,153)	(198,564)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,049,425	(27,104)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	458,413	424,133
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,507,838	$397,029

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$3,897	$1,690

SUPPLEMENTAL INFORMATION:
Income taxes paid	$28,344	$68,096
Interest paid	203,089	183,592

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the six-month period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$111,602		$86,938		$222,028		$211,632
Basic:
Weighted average shares outstanding	95,765	$1.17	92,930	$0.94	94,735	$2.34	92,073	$2.30
Diluted:
Weighted average shares outstanding	95,765	$1.17	92,930	$0.94	94,735	$2.34	92,073	$2.30

There were no stock options outstanding at June 30, 2024 or exercisable during the three and six months ended June 30, 2024 or 2023 that would have had an anti-dilutive effect on the above computation.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$14,350	$1,910	$(180)	$16,080
Collateralized mortgage obligations	196,230	32	(2,876)	193,386
Mortgage-backed securities	110,074	61	(954)	109,181
Total	$320,654	$2,003	$(4,010)	$318,647
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,750	$—	$(111)	$7,639
States and political subdivisions	111,683	218	(3,090)	108,811
Corporate debt securities	12,000	—	(3,720)	8,280
Collateralized mortgage obligations	248,114	—	(22,730)	225,384
Mortgage-backed securities	11,003,945	719	(1,362,412)	9,642,252
Total	$11,383,492	$937	$(1,392,063)	$9,992,366

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2024, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of June 30, 2024, the Company’s municipal securities represent 1.0% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

which time the Company will receive full value for the securities. Accordingly, as of June 30, 2024, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$—	$—	$5,420	$(180)	$5,420	$(180)
Collateralized mortgage obligations	30,132	(323)	145,045	(2,553)	175,177	(2,876)
Mortgage-backed securities	14,206	(19)	91,896	(935)	106,102	(954)
Total	$44,338	$(342)	$242,361	$(3,668)	$286,699	$(4,010)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$—	$7,639	$(111)	$7,639	$(111)
States and political subdivisions	22,688	(143)	60,267	(2,947)	82,955	(3,090)
Corporate debt securities	—	—	8,280	(3,720)	8,280	(3,720)
Collateralized mortgage obligations	26,765	(359)	198,619	(22,371)	225,384	(22,730)
Mortgage-backed securities	88,246	(1,413)	9,423,661	(1,360,999)	9,511,907	(1,362,412)
Total	$137,699	$(1,915)	$9,698,466	$(1,390,148)	$9,836,165	$(1,392,063)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,300	$(738)	$—	$—	$7,300	$(738)
Collateralized mortgage obligations	54,611	(729)	114,758	(2,075)	169,369	(2,804)
Mortgage-backed securities	1,154	(13)	92,211	(1,105)	93,365	(1,118)
Total	$63,065	$(1,480)	$206,969	$(3,180)	$270,034	$(4,660)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,580	$(52)	$—	$—	$7,580	$(52)
States and political subdivisions	23,085	(79)	41,039	(2,227)	64,124	(2,306)
Corporate debt securities	—	—	7,800	(4,200)	7,800	(4,200)
Collateralized mortgage obligations	50,147	(470)	192,205	(20,394)	242,352	(20,864)
Mortgage-backed securities	52,853	(807)	10,354,514	(1,356,476)	10,407,367	(1,357,283)
Total	$133,665	$(1,408)	$10,595,558	$(1,383,297)	$10,729,223	$(1,384,705)

At June 30, 2024 and December 31, 2023, there were 1,100 securities and 941 securities, respectively, in an unrealized loss position for 12 months or more.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The table below summarizes the amortized cost and fair value of investment securities at June 30, 2024, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$28,227	$28,302	$—	$—
Due after one year through five years	46,253	45,684	—	—
Due after five years through ten years	45,117	40,099	14,350	16,080
Due after ten years	11,836	10,645	—	—
Subtotal	131,433	124,730	14,350	16,080
Mortgage-backed securities and collateralized mortgage obligations	11,252,059	9,867,636	306,304	302,567
Total	$11,383,492	$9,992,366	$320,654	$318,647

At June 30, 2024 and December 31, 2023, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $10.42 billion and $11.34 billion and a fair value of $9.12 billion and $10.09 billion at June 30, 2024 and December 31, 2023, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

The Company recorded a $9.7 million and $9.4 million net loss on the sale of investment securities for the three and six months ended June 30, 2024, respectively. The Company recorded no gain or loss on the sale of investment securities for the three and six months ended June 30, 2023. As of June 30, 2024, the Company did not own any non-agency collateralized mortgage obligations.

Visa Class B-1 Stock Exchange. During the second quarter of 2024, the Company tendered all of its shares of Visa, Inc. (“Visa”) Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock, pursuant to the terms and subject to the conditions of the public offering of Visa to exchange its Class B-1 common stock for a combination of shares of its Class B-2 common stock and Class C common stock, which expired on May 3, 2024. The Company recorded a gain of $20.6 million during the second quarter of 2024 based on the conversion privilege of the Class C common stock and the closing price of Visa Class A common stock. In the exchange, the Company received 48,492 shares of Class B-2 stock, recorded at zero cost basis, and 19,245 shares of Class C common stock and subsequently sold 6,415 shares of Class C stock. The Company intends to sell all remaining shares of Class C stock as permitted by the exchange agreement.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio consists of various types of loans and is categorized by major type as follows:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Residential mortgage loans held for sale	$9,951	$5,734

Commercial and industrial	2,644,271	2,305,040
Real estate:
Construction, land development and other land loans	2,828,372	3,076,591
1-4 family residential (includes home equity)	8,416,962	8,162,344
Commercial real estate (includes multi-family residential)	5,961,884	5,662,948
Farmland	694,103	598,898
Agriculture	343,258	217,145
Consumer and other	340,611	329,593
Total loans held for investment, excluding Warehouse Purchase Program	21,229,461	20,352,559
Warehouse Purchase Program	1,081,403	822,245
Total loans, including Warehouse Purchase Program	$22,320,815	$21,180,538

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans made up 81.0% and 83.0% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of June 30, 2024 and December 31, 2023, loans outstanding to directors, officers and their affiliates totaled $282 thousand and $292 thousand, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the six months ended June 30, 2024	As of and for the year ended December 31, 2023
	(Dollars in thousands)
Beginning balance on January 1	$292	$547
New loans	2	64
Repayments	(12)	(319)
Ending balance	$282	$292

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

JUNE 30, 2024

(UNAUDITED)

With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made, together with an appraisal for loans collateralized by real estate, to determine the need, if any, for possible write-downs or appropriate additions to the allowance for credit losses.

An aging analysis of past due loans, segregated by category of loan, is presented below:

	June 30, 2024
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$16,728	$55	$16,783	$2,504	$2,809,085	$2,828,372
Warehouse Purchase Program loans	—	—	—	—	1,081,403	1,081,403
Agriculture and agriculture real estate (includes farmland)	5,473	—	5,473	2,550	1,029,338	1,037,361
1-4 family (includes home equity) (1)	40,339	—	40,339	32,408	8,354,166	8,426,913
Commercial real estate (includes multi-family residential)	8,583	—	8,583	31,064	5,922,237	5,961,884
Commercial and industrial	14,459	100	14,559	15,575	2,614,137	2,644,271
Consumer and other	1,082	167	1,249	74	339,288	340,611
Total	$86,664	$322	$86,986	$84,175	$22,149,654	$22,320,815

	December 31, 2023
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$21,627	$1,635	$23,262	$14,770	$3,038,559	$3,076,591
Warehouse Purchase Program loans	—	—	—	—	822,245	822,245
Agriculture and agriculture real estate (includes farmland)	8,572	—	8,572	1,460	806,011	816,043
1-4 family (includes home equity) (1)	38,350	130	38,480	25,694	8,103,904	8,168,078
Commercial real estate (includes multi-family residential)	23,511	—	23,511	18,662	5,620,775	5,662,948
Commercial and industrial	14,782	430	15,212	8,066	2,281,762	2,305,040
Consumer and other	503	—	503	36	329,054	329,593
Total	$107,345	$2,195	$109,540	$68,688	$21,002,310	$21,180,538

(1)
Includes $10.0 million and $5.7 million of residential mortgage loans held for sale at June 30, 2024 and December 31, 2023, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Nonaccrual loans (1) (2)	$84,175	$68,688
Accruing loans 90 or more days past due	322	2,195
Total nonperforming loans	84,497	70,883
Repossessed assets	113	76
Other real estate	4,960	1,708
Total nonperforming assets	$89,570	$72,667

Nonperforming assets to total loans and other real estate	0.40%	0.34%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.42%	0.36%
Nonaccrual loans to total loans	0.38%	0.32%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.40%	0.34%

(1)
ASU 2022-02 became effective for the Company on January 1, 2023.
(2)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $89.6 million in nonperforming assets at June 30, 2024 compared with $72.7 million at December 31, 2023. Nonperforming assets were 0.40% of total loans and other real estate at June 30, 2024 and 0.34% of total loans and other real estate at December 31, 2023. The Company had $84.2 million in nonaccrual loans at June 30, 2024 compared with $68.7 million at December 31, 2023.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

PCD Loans. The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
PCD loans:
Outstanding balance	$512,235	$533,653
Discount	(9,507)	(7,914)
Recorded investment	$502,728	$525,739

Changes in the accretable yield for acquired PCD loans for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$7,361	$3,022	$7,914	$3,361
Additions	4,558	8,336	4,558	8,336
Adjustments	(18)	(70)	(23)	(70)
Accretion	(2,394)	(1,178)	(2,942)	(1,517)
Balance at June 30,	$9,507	$10,110	$9,507	$10,110

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired. The PCD discount reflected above as of June 30, 2024, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$2,447,866	$1,823,809
Discount	(34,250)	(19,992)
Recorded investment	$2,413,616	$1,803,817

Changes in the discount accretion for Non-PCD loans for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$18,681	$1,701	$19,992	$2,233
Additions	20,378	22,593	20,378	22,593
Adjustments	(12)	—	(11)	—
Accretion	(4,797)	(1,242)	(6,109)	(1,774)
Balance at June 30,	$34,250	$23,052	$34,250	$23,052

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The following tables present loans by risk grade, by category of loan and year of origination/renewal at June 30, 2024.

	Term Loans
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	1,096	163	—	—	14	—	—	1,273
Grade 3	266,862	699,907	597,832	295,308	125,102	47,761	99,061	10,049	2,141,882
Grade 4	13,666	100,506	169,491	80,180	64,039	27,682	29,883	5,931	491,378
Grade 5	—	277	1,371	—	23,351	15,687	729	—	41,415
Grade 6	—	—	—	7,319	182	534	—	—	8,035
Grade 7	—	—	—	122	—	290	236	—	648
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	2,736	25,624	74,957	7,805	4,725	7,456	20,438	—	143,741
Total	$283,264	$827,410	$843,814	$390,734	$217,399	$99,424	$150,347	$15,980	$2,828,372

Current-period gross write-offs	$—	$—	$109	$—	$—	$—	$—	$—	$109

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$1,424	$668	$1,020	$149	$189	$285	$9,334	$—	$13,069
Grade 2	—	248	60	99	—	703	—	—	1,110
Grade 3	111,732	136,370	195,650	91,013	53,071	114,853	135,023	107	837,819
Grade 4	9,426	28,468	15,968	26,932	4,403	7,956	22,138	403	115,694
Grade 5	1,513	57	263	273	—	1,693	—	—	3,799
Grade 6	—	—	2,879	76	—	1,180	—	—	4,135
Grade 7	—	—	1,643	—	—	27	—	—	1,670
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	17,467	2,064	3,464	2,052	15,330	2,457	17,231	—	60,065
Total	$141,562	$167,875	$220,947	$120,594	$72,993	$129,154	$183,726	$510	$1,037,361

Current-period gross write-offs	$—	$—	$—	$62	$339	$121	$—	$—	$522

1-4 Family (includes Home Equity) (1)
Grade 1	$—	$74	$150	$—	$108	$—	$—	$—	$332
Grade 2	—	520	1,220	150	229	2,468	—	—	4,587
Grade 3	232,171	1,214,696	2,337,634	2,125,250	996,797	1,245,564	90,447	1,880	8,244,439
Grade 4	5,391	15,839	15,636	23,121	6,049	63,434	3,354	—	132,824
Grade 5	—	—	1,195	—	119	2,488	—	—	3,802
Grade 6	—	20	508	214	19	1,087	—	—	1,848
Grade 7	—	1,598	8,550	5,698	4,715	10,735	127	—	31,423
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	358	1,780	2,476	652	520	1,872	—	—	7,658
Total	$237,920	$1,234,527	$2,367,369	$2,155,085	$1,008,556	$1,327,648	$93,928	$1,880	$8,426,913

Current-period gross write-offs	$—	$44	$719	$28	$33	$70	$—	$—	$894

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$750	$—	$—	$—	$—	$—	$—	$—	$750
Grade 2	—	—	1,099	—	447	2,126	—	—	3,672
Grade 3	138,227	432,631	949,365	744,603	431,915	1,163,658	52,323	2,786	3,915,508
Grade 4	6,410	93,937	281,422	230,332	242,150	699,644	15,056	—	1,568,951
Grade 5	—	190	7,142	5,472	18,209	87,917	855	—	119,785
Grade 6	—	597	2,039	1,487	15,845	81,440	—	—	101,408
Grade 7	—	2,451	511	574	1,644	2,445	50	—	7,675
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	2,183	45,824	68,714	41,362	17,130	68,593	329	—	244,135
Total	$147,570	$575,630	$1,310,292	$1,023,830	$727,340	$2,105,823	$68,613	$2,786	$5,961,884

Current-period gross write-offs	$—	$—	$135	$216	$—	$160	$—	$—	$511

Commercial and Industrial
Grade 1	$32,263	$13,062	$8,512	$4,247	$2,440	$4,755	$40,230	$162	$105,671
Grade 2	1,795	3,490	7,740	330	118	3,381	6,405	—	23,259
Grade 3	238,629	210,865	227,348	143,904	58,515	180,042	1,073,239	2,412	2,134,954
Grade 4	29,512	40,041	31,376	14,748	8,787	79,560	74,197	1,124	279,345
Grade 5	100	54	21,336	185	1,445	384	7,562	—	31,066
Grade 6	402	293	3,755	568	279	26	3,945	—	9,268
Grade 7	69	3,869	884	5,281	1,245	1,291	715	289	13,643
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	1,145	2,755	13,944	2,444	205	2,285	22,550	1,737	47,065
Total	$303,915	$274,429	$314,895	$171,707	$73,034	$271,724	$1,228,843	$5,724	$2,644,271

Current-period gross write-offs	$—	$70	$728	$1,054	$929	$126	$1,629	$—	$4,536

Consumer and Other
Grade 1	$9,742	$10,637	$4,730	$2,726	$1,759	$4,860	$2,588	$—	$37,042
Grade 2	6,505	12,721	14,216	41	—	1,819	7	—	35,309
Grade 3	38,092	38,425	36,725	24,044	10,670	16,081	80,826	174	245,037
Grade 4	—	1,658	252	1,062	15,118	2,179	2,823	—	23,092
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	8	—	—	—	14	45	—	67
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	31	5	12	16	—	64
Total	$54,339	$63,449	$55,923	$27,904	$27,552	$24,965	$86,305	$174	$340,611

Current-period gross write-offs	$2,649	$25	$54	$24	$53	$279	$62	$—	$3,146

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	1,081,403	—	—	—	—	—	—	—	1,081,403
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$1,081,403	$—	$—	$—	$—	$—	$—	$—	$1,081,403

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Grade 1	$44,179	$24,441	$14,412	$7,122	$4,496	$9,900	$52,152	$162	$156,864
Grade 2	8,300	18,075	24,498	620	794	10,511	6,412	—	69,210
Grade 3	2,107,116	2,732,894	4,344,554	3,424,122	1,676,070	2,767,959	1,530,919	17,408	18,601,042
Grade 4	64,405	280,449	514,145	376,375	340,546	880,455	147,451	7,458	2,611,284
Grade 5	1,613	578	31,307	5,930	43,124	108,169	9,146	—	199,867
Grade 6	402	910	9,181	9,664	16,325	84,267	3,945	—	124,694
Grade 7	69	7,926	11,588	11,675	7,604	14,802	1,173	289	55,126
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	23,889	78,047	163,555	54,346	37,915	82,675	60,564	1,737	502,728
Total	$2,249,973	$3,143,320	$5,113,240	$3,889,854	$2,126,874	$3,958,738	$1,811,762	$27,054	$22,320,815

Current-period gross write-offs	$2,649	$139	$1,745	$1,384	$1,354	$756	$1,691	$—	$9,718

(1)
Includes $10.0 million of residential mortgage loans held for sale at June 30, 2024.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of June 30, 2024 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

JUNE 30, 2024

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The following table details activity in the allowance for credit losses on loans by category of loan for the three and six months ended June 30, 2024 and 2023.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance March 31, 2024	$82,158	$12,627	$79,664	$87,213	$61,616	$6,941	$330,219
Initial allowance on loans purchased with credit deterioration	942	14,309	344	4,306	6,176	1	26,078
Provision for credit losses on loans	(6,215)	2,757	1,106	3,828	5,097	1,350	7,923
Charge-offs	(109)	(400)	(433)	(511)	(3,176)	(1,488)	(6,117)
Recoveries	—	186	8	892	399	264	1,749
Net (charge-offs) recoveries	(109)	(214)	(425)	381	(2,777)	(1,224)	(4,368)
Balance June 30, 2024	$76,776	$29,479	$80,689	$95,728	$70,112	$7,068	$359,852

Six Months Ended
Balance December 31, 2023	$87,775	$11,380	$77,652	$88,664	$59,832	$7,059	$332,362
Initial allowance on loans purchased with credit deterioration	942	14,309	344	4,306	6,176	1	26,078
Provision for credit losses	(11,834)	4,027	3,575	2,360	7,164	2,631	7,923
Charge-offs	(109)	(522)	(894)	(511)	(4,536)	(3,146)	(9,718)
Recoveries	2	285	12	909	1,476	523	3,207
Net (charge-offs) recoveries	(107)	(237)	(882)	398	(3,060)	(2,623)	(6,511)
Balance June 30, 2024	$76,776	$29,479	$80,689	$95,728	$70,112	$7,068	$359,852

Allowance for credit losses on loans:
Three Months Ended
Balance March 31, 2023	$80,561	$8,061	$62,538	$67,972	$57,296	$5,763	$282,191
Initial allowance on loans purchased with credit deterioration	15,237	2,914	1,590	21,002	26,332	24	67,099
Provision for credit losses on loans	(3,890)	201	3,524	12,748	(1,498)	899	11,984
Charge-offs	(77)	(113)	(36)	(14,975)	(341)	(1,291)	(16,833)
Recoveries	27	191	106	18	181	245	768
Net (charge-offs) recoveries	(50)	78	70	(14,957)	(160)	(1,046)	(16,065)
Balance June 30, 2023	$91,858	$11,254	$67,722	$86,765	$81,970	$5,640	$345,209

Six Months Ended
Balance December 31, 2022	$78,853	$7,699	$60,795	$66,272	$62,319	$5,638	$281,576
Initial allowance on loans purchased with credit deterioration	15,237	2,914	1,590	21,002	26,332	24	67,099
Provision for credit losses	(2,195)	557	5,127	14,447	(7,993)	2,041	11,984
Charge-offs	(77)	(113)	(101)	(14,975)	(1,242)	(2,516)	(19,024)
Recoveries	40	197	311	19	2,554	453	3,574
Net charge-offs	(37)	84	210	(14,956)	1,312	(2,063)	(15,450)
Balance June 30, 2023	$91,858	$11,254	$67,722	$86,765	$81,970	$5,640	$345,209

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The allowance for credit losses on loans as of June 30, 2024 totaled $359.9 million or 1.61% of total loans, including acquired loans with discounts, an increase of $27.5 million or 8.3% compared to the allowance for credit losses on loans totaling $332.4 million or 1.57% of total loans, including acquired loans with discounts, as of December 31, 2023. This increase was primarily due to the merger of Lone Star State Bancshares, Inc. (“Lone Star”) into Bancshares and the subsequent merger of its wholly owned subsidiary Lone Star State Bank of West Texas (“Lone Star Bank”) into the Bank (collectively, the “LSSB Merger”) on April 1, 2024.

The provision for credit losses was $9.1 million for the three and six months ended June 30, 2024 compared to the $18.5 million provision for credit losses for the three and six months ended June 30, 2023. As a result of the loans acquired in the LSSB Merger, the second quarter of 2024 included a $7.9 million provision for credit losses on loans and a $1.2 million provision for credit losses on off-balance sheet credit exposures.

Net charge-offs were $4.4 million for the three months ended June 30, 2024 compared to net charge-offs of $16.1 million for the three months ended June 30, 2023. Net charge-offs for the three months ended June 30, 2024 included $878 thousand related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Additionally, reserves on PCD loans increased by $26.1 million due to Day One accounting for PCD loans at the time of the LSSB Merger. Further, $4.8 million of reserves on resolved PCD loans without any related charge-offs was released to the general reserve.

Net charge-offs were $6.5 million for the six months ended June 30, 2024 compared with $15.5 million for the six months ended June 30, 2023. Net charge-offs for the six months ended June 30, 2024 included $1.9 million related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Additionally, reserves on PCD loans increased by $26.1 million due to Day One accounting for PCD loans at the time of the LSSB Merger. Further, $8.9 million of reserves on resolved PCD loans was released to the general reserve.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of June 30, 2024 and December 31, 2023, the Company had $37.6 million and $36.5 million in allowance for credit losses on off-balance sheet credit exposures, respectively, with the increase due to the LSSB Merger. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of June 30, 2024, the Company had $2.07 billion in commitments expected to fund.

The following table represents a rollforward of the allowance for credit losses on off-balance sheet credit exposures for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$36,503	$29,947	$36,503	$29,947
Provision for credit losses on off-balance sheet credit exposures	1,143	6,556	1,143	6,556
Balance at end of period	$37,646	$36,503	$37,646	$36,503

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

JUNE 30, 2024

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

The following table displays the amortized cost of loans that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2024 and 2023, presented by category of loan and type of modification.

	Payment Delay	Term Extension	Interest Rate Reduction	Total	Percentage of Total Loans Held for Investment
	(Dollars in thousands)
Three Months Ended June 30, 2024
Commercial and industrial	$—	$2,489	$—	$2,489	0.01%
Agriculture	—	650	—	650	0.00%
Total	$—	$3,139	$—	$3,139	0.01%

Six Months Ended June 30, 2024
Commercial and industrial	$—	$2,902	$—	$2,902	0.02%
Agriculture	—	11,650	—	11,650	0.05%
Total	$—	$14,552	$—	$14,552	0.07%

	Payment Delay	Term Extension	Interest Rate Reduction	Total	Percentage of Total Loans Held for Investment
	(Dollars in thousands)
Three Months Ended June 30, 2023
Commercial and industrial	$—		$304	$304	0.00%
Construction, land development and other land loans	—	1,175	—	1,175	0.01%
Commercial real estate (includes multi-family residential)	1,294			1,294	0.01%
Total	$1,294	$1,175	$304	$2,773	0.02%

Six Months Ended June 30, 2023
Commercial and industrial	$—	$—	$304	$304	0.00%
Construction, land development and other land loans	—	5,408	—	5,408	0.03%
Commercial real estate (includes multi-family residential)	1,294	—	—	1,294	0.01%
Total	$1,294	$5,408	$304	$7,006	0.04%

The following table describes the modifications made to the loans presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2024 and 2023.

Term Extension
Loan Type	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Commercial and industrial	Short-term extensions	Short-term extensions; modification to a 7 year term
Agriculture	Modified to a 2 year term	Modified to a 2 year term

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

The Company did not have any modified loans that defaulted during the three and six months ended June 30, 2024 that were modified during the prior trailing twelve months. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.
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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$16,080	$—	$16,080
Collateralized mortgage obligations	—	193,386	—	193,386
Mortgage-backed securities	—	109,181	—	109,181
Total	$—	$318,647	$—	$318,647

Derivative financial instruments:
Interest rate lock commitments	$—	$171	$—	$171
Forward mortgage-backed securities trades	—	53	—	53
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	2,315	—	2,315
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$24	$—	$24
Forward mortgage-backed securities trades	—	29	—	29
Loan customer counterparty	—	2,324	—	2,324
Financial institution counterparty	—	—	—	—

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$21,787	$—	$21,787
Collateralized mortgage obligations	—	320,044	—	320,044
Mortgage-backed securities	—	96,757	—	96,757
Total available for sale securities	$—	$438,588	$—	$438,588

Derivative financial instruments:
Interest rate lock commitments	$—	$218	$—	$218
Forward mortgage-backed securities trades	—	1	—	1
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	3,876	—	3,876
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	161	—	161
Loan customer counterparty	—	3,899	—	3,899
Financial institution counterparty	—	—	—	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment. For the three and six months ended June 30, 2024, the Company had additions to other real estate owned of $2.9 million and $3.9 million, respectively, of which $2.9 million and $3.6 million, respectively, were outstanding as of June 30, 2024. For the three and six months ended June 30, 2024, the Company had additions to impaired loans of $15.6 million and $28.9 million, respectively, of which $15.6 million and $26.8 million, respectively, were

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

outstanding as of June 30, 2024. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2024 and remained outstanding at June 30, 2024 were not significant.

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of June 30, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,507,604	$1,507,604	$—	$—	$1,507,604
Federal funds sold	234	234	—	—	234
Held to maturity securities	11,383,492	—	9,992,366	—	9,992,366
Loans held for sale	9,951	—	9,951	—	9,951
Loans held for investment, net of allowance	20,869,609	—	—	19,288,895	19,288,895
Loans held for investment - Warehouse Purchase Program	1,081,403	—	1,081,403	—	1,081,403
Other real estate owned	4,960	—	4,960	—	4,960
Liabilities
Deposits:
Noninterest-bearing	$9,706,505	$—	$9,706,505	$—	$9,706,505
Interest-bearing	18,226,581	—	18,189,848	—	18,189,848
Other borrowings	3,900,000	—	3,883,469	—	3,883,469
Securities sold under repurchase agreements	233,689	—	233,638	—	233,638

	As of December 31, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$458,153	$458,153	$—	$—	$458,153
Federal funds sold	260	260	—	—	260
Held to maturity securities	12,365,308	—	10,984,598	—	10,984,598
Loans held for sale	5,734	—	5,734	—	5,734
Loans held for investment, net of allowance	20,020,197	—	—	18,321,054	18,321,054
Loans held for investment - Warehouse Purchase Program	822,245	—	822,245	—	822,245
Other real estate owned	1,708	—	1,708	—	1,708
Liabilities
Deposits:
Noninterest-bearing	$9,776,572	$—	$9,776,572	$—	$9,776,572
Interest-bearing	17,403,237	—	17,371,523	—	17,371,523
Other borrowings	3,725,000	—	3,725,000	—	3,725,000
Securities sold under repurchase agreements	309,277	—	309,245	—	309,245

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

The fair value estimates presented herein are based on information available to management at June 30, 2024. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the six months ended June 30, 2024 and the year ended December 31, 2023 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2022	$3,231,636	$51,348
Less:
Amortization	—	(12,676)
Add:
First Bancshares merger	164,450	25,322
Balance as of December 31, 2023	3,396,086	63,994
Less:
Amortization	—	(7,393)
Add:
Measurement period adjustment of First Bancshares merger	316	—
Lone Star State Bancshares merger	107,705	17,723
Balance as of June 30, 2024	$3,504,107	$74,324

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2024, there was no impairment recorded on goodwill and core deposit intangibles.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $4.2 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively, and $7.4 million and $5.5 million for the six months ended June 30, 2024 and 2023, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of June 30, 2024 is as follows (dollars in thousands):

Remaining 2024	$8,277
2025	14,441
2026	12,763
2027	11,262
2028	9,958
Thereafter	17,623
Total	$74,324

8. STOCK–BASED COMPENSATION

At June 30, 2024, Bancshares had one active stock-based incentive compensation plan with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by Bancshares' shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of June 30, 2024, 422,257 shares of restricted common stock have vested and 556,297 shares of unvested restricted stock have been issued under the 2020 Plan.

As of June 30, 2024, the Company had no stock options outstanding. Stock-based compensation expense related to restricted stock was $3.1 million and $2.7 million during the three months ended June 30, 2024 and 2023, respectively, and $6.5 million and $5.9 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $26.2 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.09 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of June 30, 2024 are summarized below. The Company’s future cash payments associated with its contractual obligations pursuant to the Federal Reserve’s Bank Term Funding Program (“BTFP”) as of June 30, 2024 are summarized below. The future interest payments were calculated using the current rate in effect at June 30, 2024. Payments under the BTFP include interest of $186.1 million that will be due over the future periods. These payments do not include prepayment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank Term Funding Program	$4,086,149	$—	$—	$—	$4,086,149

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income was $828 thousand and $688 thousand for the three months ended June 30, 2024 and 2023, respectively, and $1.7 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, operating lease ROU assets and lease liabilities were approximately $34.6 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of June 30, 2024, the weighted average of remaining lease terms of the Company’s operating leases was 5.6 years. The weighted average discount rate used to determine the lease liabilities as of June 30, 2024 for the Company’s operating leases was 2.9%. Cash paid for the Company’s operating leases was $2.9 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively, and was $5.8 million and $5.9 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, the Company obtained $2.1 million in ROU assets in exchange for lease liabilities for one operating lease.

The Company’s future undiscounted cash payments associated with its operating leases as of June 30, 2024 are summarized below (dollars in thousands).

Remaining 2024	$5,199
2025	10,005
2026	8,865
2027	5,849
2028	2,873
2029	1,541
Thereafter	8,327
Total undiscounted lease payments	$42,659

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of June 30, 2024 are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$70,207	$18,031	$2,906	$26	$91,170
Unused capacity on Warehouse Purchase Program loans	855,749	—	—	—	855,749
Commitments to extend credit	1,726,573	824,330	307,302	1,494,687	4,352,892
Total	$2,652,529	$842,361	$310,208	$1,494,713	$5,299,811

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At June 30, 2024 and December 31, 2023, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million and $36.5 million, respectively. The increase in the allowance was primarily due to the LSSB Merger.

10. OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,
	2024			2023
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income:
Securities available for sale:
Change in unrealized gain during period	$946	$(199)	$747	$1,006	$(211)	$795
Total securities available for sale	946	(199)	747	1,006	(211)	795
Total other comprehensive income	$946	$(199)	$747	$1,006	$(211)	$795

	Six Months Ended June 30,
	2024			2023
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive (loss) income:
Securities available for sale:
Change in unrealized (loss) gain during period	$(238)	$50	$(188)	$1,002	$(210)	$792
Total securities available for sale	(238)	50	(188)	1,002	(210)	792
Total other comprehensive (loss) income	$(238)	$50	$(188)	$1,002	$(210)	$792

Activity in accumulated other comprehensive loss associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2023	$(1,398)	$(1,398)
Other comprehensive loss	(188)	(188)
Balance at June 30, 2024	$(1,586)	$(1,586)

Balance at December 31, 2022	$(3,473)	$(3,473)
Other comprehensive income	792	792
Balance at June 30, 2023	$(2,681)	$(2,681)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2024 and December 31, 2023.

	June 30, 2024			December 31, 2023
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$9,336	171	24	$7,113	$218	$—
Forward mortgage-backed securities trades	21,750	53	29	14,250	1	161
Commercial loan interest rate swaps and caps:
Loan customer counterparty	53,594	—	2,324	67,408	—	3,899
Financial institution counterparty	53,594	2,315	—	67,408	3,876	—

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at June 30, 2024 and December 31, 2023 are presented in the following table.

	Weighted-Average Interest Rate
	June 30, 2024		December 31, 2023
	Received	Paid	Received	Paid
Loan customer counterparty	2.97%	6.54%	3.07%	6.81%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $2.2 million at June 30, 2024 and $3.9 million at December 31, 2023. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was zero at June 30, 2024. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counterparties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was zero at June 30, 2024 and December 31, 2023.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2024	2023	2024	2023
	(Dollars in thousands)
Interest rate lock commitments	$(109)	$84	$(71)	$114
Forward mortgage-backed securities trades	129	208	325	158

12. ACQUISITIONS

Merger of Lone Star State Bancshares, Inc. — Effective April 1, 2024, the Company completed the merger of Lone Star into Bancshares and the subsequent merger of its wholly owned subsidiary Lone Star Bank into the Bank. Lone Star Bank operated five full-service banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of March 31, 2024, Lone Star, on a consolidated basis, reported total assets of $1.38 billion, total loans of $1.08 billion and total deposits of $1.24 billion. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

Pursuant to the terms of the definitive agreement, Bancshares issued 2,376,182 shares of its common stock plus approximately $64.1 million in cash for all outstanding shares of Lone Star. This resulted in goodwill of $107.7 million as of June 30, 2024, which does not include all the subsequent fair value adjustments that have not yet been finalized. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $17.7 million of core deposit intangibles as of June 30, 2024.

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

Pursuant to the terms of the definitive agreement, Bancshares issued 3,583,370 shares of its common stock plus approximately $91.5 million in cash for all outstanding shares of First Bancshares. As of June 30, 2024, the Company recognized goodwill of $164.8 million, which was subject to all final subsequent fair value adjustments. During the second quarter of 2023, the Company completed the operational conversion of FirstCapital Bank.

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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation (“Bancshares”), is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank (the “Bank,” and together with Bancshares, the “Company”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of June 30, 2024, the Bank operated 288 full-service banking locations: 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 62 in the Dallas/Fort Worth area; 22 in the East Texas area; 31 in the Central Texas area including Austin and San Antonio; 44 in the West Texas area including Lubbock, Midland-Odessa, Abilene; Amarillo and Wichita Falls; 15 in the Bryan/College Station area, 6 in the Central Oklahoma area; 8 in the Tulsa, Oklahoma area and 5 in the West Texas area currently doing business as Lone Star Bank. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The

Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $39.76 billion at June 30, 2024 compared with $38.55 billion at December 31, 2023, an increase of $1.21 billion or 3.2%. Total loans were $22.32 billion at June 30, 2024 compared with $21.18 billion at December 31, 2023, an increase of $1.14 billion or 5.4%. Total deposits were $27.93 billion at June 30, 2024 compared with $27.18 billion at December 31, 2023, an increase of $753.3 million or 2.8%. Total shareholders’ equity was $7.28 billion at June 30, 2024 compared with $7.08 billion at December 31, 2023, an increase of $204.1 million or 2.9%.

RECENT ACQUISITIONS

Merger of Lone Star State Bancshares, Inc. — Effective April 1, 2024, the Company completed the merger of Lone Star State Bancshares, Inc. (“Lone Star”) into Bancshares and the subsequent merger of its wholly owned subsidiary Lone Star State Bank of West Texas (“Lone Star Bank”), into the Bank. Lone Star operated five full-service banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of March 31, 2024, Lone Star, on a consolidated basis, reported total assets of $1.38 billion, total loans of $1.08 billion and total deposits of $1.24 billion.

Pursuant to the terms of the definitive agreement, Bancshares issued 2,376,182 shares of its common stock plus approximately $64.1 million in cash for all outstanding shares of Lone Star. This resulted in goodwill of $107.7 million as of June 30, 2024, which does not include all the subsequent fair value adjustments that have not yet been finalized. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $17.7 million of core deposit intangibles as of June 30, 2024.

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

Pursuant to the terms of the definitive agreement, Bancshares issued 3,583,370 shares of its common stock plus approximately $91.5 million in cash for all outstanding shares of First Bancshares capital stock. As of June 30, 2024, the Company recognized goodwill of $164.8 million, which includes all the final subsequent fair value adjustments. During the second quarter of 2023, the Company completed the operational conversion of FirstCapital Bank.

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

RESULTS OF OPERATIONS

For the quarter ended June 30, 2024, net income available to common shareholders was $111.6 million or $1.17 per diluted common share compared with $86.9 million or $0.94 per diluted common share for the same period in 2023. Net income and net income per diluted common share for the second quarter of 2024 was impacted by an increase in net interest income and a gain on the

Visa, Inc. (“Visa”) Class B-1 stock exchange net of investment securities sales of $10.7 million, partially offset by a merger related provision for credit losses of $9.1 million, merger related expenses of $4.4 million, a FDIC special assessment of $3.6 million and an increase in noninterest expenses related to three months of Lone Star Bank operations. The Company posted annualized returns on average common equity of 6.10% and 5.01%, annualized returns on average assets of 1.12% and 0.89% and efficiency ratios of 51.82% and 53.21% for the quarters ended June 30, 2024 and 2023, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding net gains and losses on the sale, write down or write up of assets and securities) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale, write-up or write-down of assets and securities are not included. Additionally, taxes are not part of this calculation.

For the six months ended June 30, 2024, net income available to common shareholders was $222.0 million or $2.34 per diluted common share compared with $211.6 million or $2.30 per diluted common share for the six months ended June 30, 2023. Net income and net income per diluted common share for the six months ended June 30, 2024 was impacted by an increase in net interest income, a gain on the Visa Class B-1 stock exchange net of investment securities sales of $11.0 million, lower merger related provision for credit losses and a decrease in merger related expenses, partially offset by a FDIC special assessment of $3.6 million and an increase in noninterest expenses related to three months of Lone Star Bank operations. The Company posted annualized returns on average common equity of 6.15% and 6.18%, annualized returns on average assets of 1.13% and 1.09% and efficiency ratios of 50.49% and 48.38% for the six months ended June 30, 2024 and 2023, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended June 30, 2024

Net interest income before the provision for credit losses was $258.8 million for the quarter ended June 30, 2024, an increase of $22.3 million or 9.4%, compared with $236.5 million for the same period in 2023. The change was primarily due to an increase in the average balances and average rates on loans, an increase in the average balances on federal funds sold and other earning assets, an increase in loan discount accretion, and a decrease in the average balances on other borrowings, partially offset by a decrease in the average balances on investment securities and an increase in the average balances and rates on interest-bearing deposits.

Interest income on loans was $336.4 million for the quarter ended June 30, 2024, an increase of $49.8 million or 17.4%, compared with $286.6 million for the same period in 2023. The increase was due to an increase in both the average balances and average rates on loans.

Interest income on securities was $62.4 million for the quarter ended June 30, 2024, a decrease of $9.6 million or 13.4%, compared with $72.1 million for the same period in 2023, primarily due to a decrease in the average balances on investment securities.

Average interest-bearing liabilities were $22.48 billion for the quarter ended June 30, 2024, an increase of $656.5 million or 3.0%, compared with $21.83 billion for the same period in 2023, primarily due to an increase in interest-earning deposits partially offset by a decrease in other borrowings and securities sold under repurchase agreements. The average rate on interest-bearing liabilities was 2.76% for the quarter ended June 30, 2024, an increase of 48 basis points, compared with 2.28% for the same period in 2023.

The net interest margin on a tax-equivalent basis was 2.94% for the quarter ended June 30, 2024, an increase of 21 basis points compared with 2.73% for the same period in 2023. The change was primarily due to an increase in the average balances and average rates on loans, an increase in the average balances on federal funds sold and other earning assets, an increase in loan discount accretion, and a decrease in the average balances on other borrowings, partially offset by an increase in the average balances and rates on interest-bearing deposits. The increases in the average balances on loans and deposits were primarily due to the LSSB Merger.

For the Six Months Ended June 30, 2024

Net interest income before the provision for credit losses was $497.0 million for the six months ended June 30, 2024, an increase of $17.1 million or 3.6%, compared with $479.9 million for the same period in 2023. The change was primarily due to an increase in the average balances and average rates on loans, an increase in the average balances on federal funds sold and other earning assets and an increase in loan discount accretion, partially offset by a decrease in the average balances on investment securities and an increase in the average balances and rates on interest-bearing deposits.

Interest income on loans was $642.7 million for the six months ended June 30, 2024, an increase of $108.9 million or 20.4%, compared with $533.8 million for the same period in 2023. The change was due to an increase in both the average balances and average rates on loans held for investment.

Interest income on securities was $128.8 million for the six months ended June 30, 2024, a decrease of $16.4 million or 11.3%, compared with $145.2 million for the same period in 2023, primarily due to a decrease in the average balances on investment securities.

Average interest-bearing liabilities were $22.29 billion for the six months ended June 30, 2024, an increase of $964.6 million or 4.5%, compared with $21.32 billion for the same period in 2023, primarily due to an increase in interest-bearing deposits and other borrowings partially offset by a decrease in securities sold under repurchase agreements. The average rate on interest-bearing liabilities was 2.69% for the six months ended June 30, 2024, an increase of 72 basis points, compared with 1.97% for the same period in 2022.

The net interest margin on a tax-equivalent basis was 2.87% for the six months ended June 30, 2024, an increase of 4 basis points, compared with 2.83% for the six months ended June 30, 2023. The change was primarily due to an increase in the average balances and average rates on loans and an increase in the average balances on federal funds sold and other earning assets and an increase in loan discount accretion, partially offset by an increase in the average balances and rates on interest-bearing deposits. The increases in the average balances on loans and deposits were primarily due to the LSSB Merger.

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

	Three Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$8,446	$149	7.10%	$3,910	$67	6.87%
Loans held for investment	21,328,824	319,362	6.02%	19,802,751	270,688	5.48%
Loans held for investment - Warehouse Purchase Program	917,026	16,917	7.42%	898,768	15,883	7.09%
Total loans	22,254,296	336,428	6.08%	20,705,429	286,638	5.55%
Investment securities	12,179,074	62,428	2.06%	13,976,818	72,053	2.07%
Federal funds sold and other earning assets	1,026,251	14,095	5.52%	150,300	1,757	4.69%
Total interest-earning assets	35,459,621	412,951	4.68%	34,832,547	360,448	4.15%
Allowance for credit losses on loans	(332,904)			(283,594)
Noninterest-earning assets	4,822,131			4,738,673
Total assets	$39,948,848			$39,287,626

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,839,194	$9,133	0.76%	$5,147,453	$3,791	0.30%
Savings and money market deposits	9,084,051	50,252	2.22%	9,156,047	43,025	1.88%
Certificates and other time deposits	4,400,922	46,739	4.27%	2,652,064	17,148	2.59%
Other borrowings	3,900,000	46,282	4.77%	4,427,914	57,351	5.20%
Securities sold under repurchase agreements	258,637	1,759	2.74%	441,303	2,674	2.43%
Subordinated debentures	—	—	—	1,547	—	—
Total interest-bearing liabilities	22,482,804	154,165	2.76%	21,826,328	123,989	2.28%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	9,780,211			10,274,819
Allowance for credit losses on off-balance sheet credit exposures	36,729			30,022
Other liabilities	327,847			220,775
Total liabilities	32,627,591			32,351,944
Shareholders' equity	7,321,257			6,935,682
Total liabilities and shareholders' equity	$39,948,848			$39,287,626

Net interest rate spread			1.92%			1.87%
Net interest income and margin (2) (3)		$258,786	2.94%		$236,459	2.72%
Net interest income and margin (tax equivalent) (4)		$259,586	2.94%		$237,313	2.73%

(1)
Annualized and based on average balances on an actual 366-day or 365-day basis for the three months ended June 30, 2024 and 2023.
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

	Six Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$6,957	$241	6.97%	$3,131	$105	6.76%
Loans held for investment	20,872,069	612,034	5.90%	19,064,334	507,294	5.37%
Loans held for investment - Warehouse Purchase Program	818,838	30,381	7.46%	759,071	26,357	7.00%
Total loans	21,697,864	642,656	5.96%	19,826,536	533,756	5.43%
Investment securities	12,436,171	128,849	2.08%	14,153,681	145,238	2.07%
Federal funds sold and other earning assets	849,546	23,360	5.53%	373,931	8,763	4.73%
Total interest-earning assets	34,983,581	794,865	4.57%	34,354,148	687,757	4.04%
Allowance for credit losses on loans	(332,306)			(282,959)
Noninterest-earning assets	4,790,888			4,667,547
Total assets	$39,442,163			$38,738,736

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,991,390	$17,556	0.71%	$5,510,530	$7,583	0.28%
Savings and money market deposits	8,986,565	97,404	2.18%	9,366,694	78,546	1.69%
Certificates and other time deposits	4,042,369	83,856	4.17%	2,350,498	25,178	2.16%
Other borrowings	3,991,566	95,228	4.80%	3,661,719	91,747	5.05%
Securities sold under repurchase agreements	277,537	3,791	2.75%	434,632	4,777	2.22%
Subordinated debentures	—	—	—	774	—	—
Total interest-bearing liabilities	22,289,427	297,835	2.69%	21,324,847	207,831	1.97%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	9,611,730			10,332,082
Allowance for credit losses on off-balance sheet credit exposures	36,616			29,985
Other liabilities	283,139			203,769
Total liabilities	32,220,912			31,890,683
Shareholders' equity	7,221,251			6,848,053
Total liabilities and shareholders' equity	$39,442,163			$38,738,736

Net interest rate spread			1.88%			2.07%
Net interest income and margin (2) (3)		$497,030	2.86%		$479,926	2.82%
Net interest income and margin (tax equivalent) (4)		$498,638	2.87%		$481,613	2.83%

(1)
Annualized and based on average balances on an actual 366-day or 365-day basis for the six months ended June 30, 2024 and 2023.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 vs. 2023			2024 vs. 2023
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$78	$4	$82	$129	$7	$136
Loans held for investment (1)	20,803	27,871	48,674	48,237	56,503	104,740
Loans held for investment - Warehouse Purchase Program	322	712	1,034	2,081	1,943	4,024
Investment securities (1)	(9,242)	(383)	(9,625)	(17,673)	1,284	(16,389)
Federal funds sold and other earning assets	10,212	2,126	12,338	11,177	3,420	14,597
Total increase in interest income	22,173	30,330	52,503	43,951	63,157	107,108

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(226)	5,568	5,342	(717)	10,690	9,973
Savings and money market deposits	(337)	7,564	7,227	(3,196)	22,054	18,858
Certificates and other time deposits (1)	11,277	18,314	29,591	18,173	40,505	58,678
Other borrowings	(6,819)	(4,250)	(11,069)	8,288	(4,807)	3,481
Securities sold under repurchase agreements	(1,104)	189	(915)	(1,731)	745	(986)
Total increase in interest expense	2,791	27,385	30,176	20,817	69,187	90,004
Increase (decrease) in net interest income	$19,382	$2,945	$22,327	$23,134	$(6,030)	$17,104

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

The provision for credit losses was $9.1 million for the three and six months ended June 30, 2024 compared to the $18.5 million provision for credit losses for the three and six months ended June 30, 2023. As a result of the loans acquired in the LSSB Merger, the second quarter of 2024 included a $7.9 million provision for credit losses on loans and a $1.2 million provision for credit losses on off-balance sheet credit exposures.

Net charge-offs were $4.4 million for the quarter ended June 30, 2024 compared with net charge-offs of $16.1 million for the quarter ended June 30, 2023. Net charge-offs for the three months ended June 30, 2024 included $878 thousand related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Additionally, reserves on PCD loans increased by $26.1 million due to Day One accounting for PCD loans at the time of the LSSB Merger. Further, $4.8 million of reserves on resolved PCD loans without any related charge-offs was released to the general reserve.

Net charge-offs were $6.5 million for the six months ended June 30, 2024 compared with $15.5 million for the six months ended June 30, 2023. Net charge-offs for the six months ended June 30, 2024 included $1.9 million related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Additionally, reserves on PCD loans increased by $26.1 million due to Day One accounting for PCD loans at the time of the LSSB Merger. Further, $8.9 million of reserves on resolved PCD loans was released to the general reserve.

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

Noninterest income totaled $46.0 million for the three months ended June 30, 2024 compared with $39.7 million for the same period in 2023, an increase of $6.3 million or 15.9%, primarily due to a gain on the Visa Class B-1 stock exchange net of investment securities sales, partially offset by the change in the net (loss) gain on sale or write-down of assets and a decrease in other noninterest income Noninterest income totaled $84.9 million for the six months ended June 30, 2024 compared with $78.0 million for the same period in 2023, an increase of $6.9 million or 8.9%, primarily due to a gain on the Visa Class B-1 stock exchange net of investment securities sales and an increase in trust income, partially offset by the change in the net (loss) gain on sale or write-down of assets and a decrease in other noninterest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Nonsufficient funds fees	$8,153	$8,512	$16,441	$16,607
Credit card, debit card and ATM card income	9,384	9,206	18,245	17,872
Service charges on deposit accounts	6,436	6,078	12,842	12,004
Trust income	3,601	3,358	7,757	6,583
Mortgage income	745	661	1,355	899
Brokerage income	1,186	1,000	2,421	2,149
Bank owned life insurance income	1,885	1,553	3,932	2,907
Net (loss) gain on sale or write-down of assets	(903)	1,994	(938)	2,115
Net gain on sale or write-up of securities	10,723	—	11,021	—
Other	4,793	7,326	11,797	16,818
Total noninterest income	$46,003	$39,688	$84,873	$77,954

Noninterest Expense

Noninterest expense totaled $152.8 million for the quarter ended June 30, 2024 compared with $145.9 million for the quarter ended June 30, 2023, an increase of $7.0 million or 4.8%. Noninterest expense totaled $288.7 million for the six months ended June 30, 2024 compared with $268.9 million for the six months ended June 30, 2023, an increase of $19.8 million or 7.4%. The change for both periods was primarily due to a FDIC special assessment of $3.6 million, an increase in salaries and benefits and an increase in additional expenses related to three months of Lone Star Bank operations, partially offset by a decrease in merger expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Salaries and employee benefits (1)	$89,584	$84,723	$175,355	$162,521
Non-staff expenses:
Net occupancy and equipment	8,915	8,935	17,538	16,960
Credit and debit card, data processing and software amortization	11,998	10,344	22,973	19,910
Regulatory assessments and FDIC insurance	10,317	5,097	15,855	10,070
Core deposit intangibles amortization	4,156	3,167	7,393	5,541
Depreciation	4,836	4,658	9,522	9,091
Communications (2)	3,485	3,693	6,887	7,155
Net other real estate income (3)	100	(497)	149	(452)
Merger related expenses	4,381	12,891	4,381	13,751
Other	15,070	12,859	28,637	24,323
Total noninterest expense	$152,842	$145,870	$288,690	$268,870

(1)
Includes stock-based compensation expense of $3.1 million and $2.7 million for the three months ended June 30, 2024 and 2023, respectively, and $6.5 million and $5.9 million for the six months ended June 30, 2024 and 2023, respectively.
(2)
Communications expense includes telephone, data circuits, postage and courier expenses.
(3)
Net other real estate income is comprised of rental expense, rental income and gains and losses on sales of real estate.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense totaled $31.3 million for the three months ended June 30, 2024 compared with $24.8 million for the same period in 2023, an increase of $6.5 million or 26.1%. Income tax expense totaled $62.1 million for the six months ended June 30, 2024 compared with $58.8 million for the same period in 2023, an increase of $3.3 million or 5.6%. The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 was 21.9% and 22.2%, respectively. The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 was 21.9% and 21.8%, respectively.

FINANCIAL CONDITION

Loan Portfolio

The Company separates its loan portfolio into two general categories of loans: (1) “originated loans,” which are loans originated by the Company and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made, and (2) “acquired loans,” which are loans acquired in a business combination and recorded at fair value at acquisition date. Those acquired loans that are renewed or substantially modified after the date of the business combination are referred to as “re-underwritten acquired loans.” If a renewal or substantial modification of an acquired loan is underwritten by the Company with a new credit analysis, the loan may no longer be categorized as an acquired loan. For example, acquired loans to one borrower may be combined into a new loan with a new loan number and categorized as an originated loan. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into PCD loans and “Non-PCD loans.” Acquired loans with evidence of credit quality deterioration as of the acquisition date when compared to the origination date are classified as PCD loans.

The following tables summarize the Company’s originated and acquired loan portfolios broken out into originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated.

	June 30, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$9,951	$—	$—	$—	$9,951

Commercial and industrial	1,745,684	538,228	313,294	47,065	2,644,271
Warehouse purchase program	1,081,403	—	—	—	1,081,403
Real estate:
Construction, land development and other land loans	2,433,374	144,141	107,116	143,741	2,828,372
1-4 family residential (includes home equity)	7,471,632	202,877	734,795	7,658	8,416,962
Commercial real estate (includes multi-family residential)	4,322,977	321,459	1,073,313	244,135	5,961,884
Farmland	548,905	23,456	97,998	23,744	694,103
Agriculture	192,473	41,708	72,756	36,321	343,258
Consumer and other	275,320	50,883	14,344	64	340,611
Total loans held for investment	18,071,768	1,322,752	2,413,616	502,728	22,310,864
Total	$18,081,719	$1,322,752	$2,413,616	$502,728	$22,320,815

	December 31, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$5,734	$—	$—	$—	$5,734

Commercial and industrial	1,499,739	540,360	195,509	69,432	2,305,040
Warehouse purchase program	822,245	—	—	—	822,245
Real estate:
Construction, land development and other land loans	2,739,059	126,694	5,412	205,426	3,076,591
1-4 family residential (includes home equity)	7,211,453	214,809	730,189	5,893	8,162,344
Commercial real estate (includes multi-family residential)	4,262,288	338,200	834,922	227,538	5,662,948
Farmland	560,440	8,516	18,706	11,236	598,898
Agriculture	160,381	45,142	5,491	6,131	217,145
Consumer and other	271,000	44,922	13,588	83	329,593
Total loans held for investment	17,526,605	1,318,643	1,803,817	525,739	21,174,804
Total	$17,532,339	$1,318,643	$1,803,817	$525,739	$21,180,538

At June 30, 2024, total loans were $22.32 billion, an increase of $1.14 billion or 5.4%, compared with $21.18 billion at December 31, 2023. Loans at June 30, 2024 included $10.0 million of loans held for sale and $1.08 billion of Warehouse Purchase Program loans compared with $5.7 million of loans held for sale and $822.2 million of Warehouse Purchase Program loans at December 31, 2023. At June 30, 2024, loans represented 56.1% of total assets compared with 54.9% of total assets at December 31, 2023.

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

Nonperforming assets increased $16.9 million to $89.6 million at June 30, 2024 compared with $72.7 million at December 31, 2023, with a significant portion of the balance for each period attributable to acquired loans.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated:

	June 30, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$40,073	$4,507	$10,546	$29,049	$84,175
Accruing loans 90 or more days past due	—	267	—	55	322
Total nonperforming loans	40,073	4,774	10,546	29,104	84,497
Repossessed assets	37	—	31	45	113
Other real estate	3,266	—	1,171	523	4,960
Total nonperforming assets	$43,376	$4,774	$11,748	$29,672	$89,570

Nonperforming assets to total loans and other real estate	0.24%	0.36%	0.49%	5.90%	0.40%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.26%	0.36%	0.49%	5.90%	0.42%
Nonaccrual loans to total loans	0.22%	0.34%	0.44%	5.78%	0.38%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.24%	0.34%	0.44%	5.78%	0.40%

	December 31, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$29,160	$2,612	$8,594	$28,322	$68,688
Accruing loans 90 or more days past due	—	552	8	1,635	2,195
Total nonperforming loans	29,160	3,164	8,602	29,957	70,883
Repossessed assets	76	—	—	—	76
Other real estate	1,323	—	—	385	1,708
Total nonperforming assets	$30,559	$3,164	$8,602	$30,342	$72,667

Nonperforming assets to total loans and other real estate	0.17%	0.24%	0.48%	5.77%	0.34%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.18%	0.24%	0.48%	5.77%	0.36%
Nonaccrual loans to total loans	0.17%	0.20%	0.48%	5.39%	0.32%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.17%	0.20%	0.48%	5.39%	0.34%

(1)
ASU 2022-02 became effective for the Company on January 1, 2023.
(2)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

Nonperforming assets were 0.40% of total loans and other real estate at June 30, 2024 and 0.34% of total loans and other real estate at December 31, 2023. The allowance for credit losses on loans as a percentage of total nonperforming loans was 425.9% at June 30, 2024 and 468.9% at December 31, 2023.

Allowance for Credit Losses on Loans

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses on loans which it believes is adequate as of June 30, 2024 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

	As of and for the Six Months Ended June 30, 2024
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$17,915,348	$3,782,516	$21,697,864
Gross loans outstanding at end of period	$18,081,719	$4,239,096	$22,320,815
Allowance for credit losses on loans at beginning of period	$222,413	$109,949	$332,362
Initial allowance on loans purchased with credit deterioration	—	26,078	26,078
Provision for credit losses	5,559	2,364	7,923
Charge-offs:
Commercial and industrial	(1,065)	(3,471)	(4,536)
Real estate and agriculture	(799)	(1,237)	(2,036)
Consumer and other	(2,863)	(283)	(3,146)
Recoveries:
Commercial and industrial	240	1,236	1,476
Real estate and agriculture	4	1,204	1,208
Consumer and other	441	82	523
Net (charge-offs) recoveries(1)	(4,042)	(2,469)	(6,511)
Allowance for credit losses on loans at end of period	$223,930	$135,922	$359,852
Ratio of allowance to end of period loans	1.24%	3.21%	1.61%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.32%	3.21%	1.69%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.05%	0.13%	0.06%
Ratio of allowance to end of period nonperforming loans	558.8%	306.0%	425.9%
Ratio of allowance to end of period nonaccrual loans	558.8%	308.2%	427.5%

	As of and for the Six Months Ended June 30, 2023
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$16,561,790	$3,264,746	$19,826,536
Gross loans outstanding at end of period	$17,535,436	$4,118,510	$21,653,946
Allowance for credit losses on loans at beginning of period	$209,467	$72,109	$281,576
Initial allowance on loans purchased with credit deterioration	—	67,099	67,099
Provision for credit losses	28,005	(16,021)	11,984
Charge-offs:
Commercial and industrial	(518)	(724)	(1,242)
Real estate and agriculture	(15,266)	—	(15,266)
Consumer and other	(2,465)	(51)	(2,516)
Recoveries:
Commercial and industrial	1,330	1,224	2,554
Real estate and agriculture	273	294	567
Consumer and other	439	14	453
Net (charge-offs) recoveries(1)	(16,207)	757	(15,450)
Allowance for credit losses on loans at end of period	$221,265	$123,944	$345,209
Ratio of allowance to end of period loans	1.26%	3.01%	1.59%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.35%	3.01%	1.68%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.20%	(0.05%)	0.16%
Ratio of allowance to end of period nonperforming loans	761.3%	407.7%	580.5%
Ratio of allowance to end of period nonaccrual loans	809.1%	408.0%	598.0%

(1)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $4.7 million during the six months ended June 30, 2024. Partially offsetting these charge-offs were recoveries on originated loans of $685 thousand. Gross charge-offs on acquired loans were $5.0 million during the six months ended June 30, 2024. Offsetting these charge-offs were recoveries on acquired loans of $2.5 million. Total charge-offs for the six months ended June 30, 2024 were $9.7 million, partially offset by total recoveries of $3.2 million.

The following table shows the allocation of the net charge-offs among various categories of loans as of the dates indicated.

	Six Months Ended June 30
	2024		2023
	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)
	(Dollars in thousands)
Balance of net (charge-offs) recoveries applicable to:
Commercial and industrial	$(3,060)	0.03%	$1,312	(0.01%)
Real estate:
Construction, land development and other land loans	(107)	0.00%	(37)	0.00%
1-4 family residential (including home equity)	(882)	0.01%	210	0.00%
Commercial real estate (including multi-family residential)	398	0.00%	(14,956)	0.14%
Agriculture (includes farmland)	(237)	0.00%	84	0.00%
Consumer and other	(2,623)	0.02%	(2,063)	0.02%
Total net (charge-offs) recoveries	$(6,511)	0.06%	$(15,450)	0.15%

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

	June 30, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$35,229	$18,141	$7,405	$9,337	$70,112	12.4%
Real estate	175,091	9,669	20,805	47,628	253,193	81.1%
Agriculture and agriculture real estate	8,368	1,065	2,370	17,676	29,479	4.9%
Consumer and other	5,242	1,602	205	19	7,068	1.6%
Total allowance for credit losses on loans	$223,930	$30,477	$30,785	$74,660	$359,852	100.0%

	December 31, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$27,948	$18,211	$5,340	$8,333	$59,832	11.3%
Real estate	181,358	9,239	16,511	46,983	254,091	83.1%
Agriculture and agriculture real estate	7,750	1,037	256	2,337	11,380	4.0%
Consumer and other	5,357	1,465	217	20	7,059	1.6%
Total allowance for credit losses on loans	$222,413	$29,952	$22,324	$57,673	$332,362	100.0%

(1)
Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

The allowance for credit losses on loans totaled $359.9 million at June 30, 2024 compared with $332.4 million at December 31, 2023, an increase of $27.5 million or 8.3%, primarily due to the LSSB Merger. The allowance for credit losses on loans totaled 1.61% of total loans at June 30, 2024 and 1.57% of total loans at December 31, 2023.

At June 30, 2024, $223.9 million of the allowance for credit losses on loans was attributable to originated loans, an increase of $1.5 million or 0.7% compared with $222.4 million of the allowance at December 31, 2023. At June 30, 2024, $30.5 million of the allowance for credit losses on loans was attributable to re-underwritten acquired loans compared with $30.0 million of the allowance at December 31, 2023, an increase of $525 thousand or 1.8%. At June 30, 2024, $30.8 million of the allowance for credit losses on loans was attributable to Non-PCD loans compared with $22.3 million of the allowance at December 31, 2023, an increase of $8.5 million or 37.9%. At June 30, 2024, $74.7 million of the allowance for credit losses on loans was attributable to PCD loans compared with $57.7 million of the allowance at December 31, 2023, an increase of $17.0 million or 29.5%.

At June 30, 2024, the Company had $43.8 million of total outstanding accretable discounts on Non-PCD loans and PCD loans. The Company believes that the allowance for credit losses on loans at June 30, 2024 is adequate to absorb expected lifetime losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at June 30, 2024.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancelable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of June 30, 2024 and December 31, 2023, the Company had $37.6 million and $36.5 million, respectively, in allowance for credit losses on off-balance sheet credit exposures, with the increase due to the LSSB Merger. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

The following table represents a rollforward of the allowance for credit losses on off-balance sheet credit exposures as of the dates indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$36,503	$29,947	$36,503	$29,947
Provision for credit losses on off-balance sheet credit exposures	1,143	6,556	1,143	6,556
Balance at end of period	$37,646	$36,503	$37,646	$36,503

Securities

The carrying cost of securities totaled $11.70 billion at June 30, 2024 compared with $12.80 billion at December 31, 2023, a decrease of $1.10 billion or 8.6%. At June 30, 2024, securities represented 29.4% of total assets compared with 33.2% of total assets at December 31, 2023.

The amortized cost and fair value of investment securities were as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$14,350	$1,910	$(180)	$16,080
Collateralized mortgage obligations	196,230	32	(2,876)	193,386
Mortgage-backed securities	110,074	61	(954)	109,181
Total	$320,654	$2,003	$(4,010)	$318,647
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,750	$—	$(111)	$7,639
States and political subdivisions	111,683	218	(3,090)	108,811
Corporate debt securities	12,000	—	(3,720)	8,280
Collateralized mortgage obligations	248,114	—	(22,730)	225,384
Mortgage-backed securities	11,003,945	719	(1,362,412)	9,642,252
Total	$11,383,492	$937	$(1,392,063)	$9,992,366

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$20,698	$1,827	$(738)	$21,787
Collateralized mortgage obligations	321,881	967	(2,804)	320,044
Mortgage-backed securities	97,779	96	(1,118)	96,757
Total	$440,358	$2,890	$(4,660)	$438,588
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,631	$—	$(52)	$7,579
States and political subdivisions	116,497	1,864	(2,306)	116,055
Corporate debt securities	12,000	—	(4,200)	7,800
Collateralized mortgage obligations	263,250	—	(20,864)	242,386
Mortgage-backed securities	11,965,930	2,131	(1,357,283)	10,610,778
Total	$12,365,308	$3,995	$(1,384,705)	$10,984,598

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

As of June 30, 2024, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2024, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Fannie Mae or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of June 30, 2024 the Company’s municipal securities represent 1.0% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of June 30, 2024, management believes that there is no potential for material credit losses on held to maturity securities.

Visa Class B-1 Stock Exchange. During the second quarter of 2024, the Company tendered all of its shares of Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock, pursuant to the terms and subject to the conditions of the public offering of Visa to exchange its Class B-1 common stock for a combination of shares of its Class B-2 common stock and Class C common stock, which expired on May 3, 2024. The Company recorded a gain of $20.6 million during the second quarter of 2024 based on the conversion privilege of the Class C common stock and the closing price of Visa Class A common stock. In the exchange, the Company received 48,492 shares of Class B-2 stock, recorded at zero cost basis, and 19,245 shares of Class C common stock and subsequently sold 6,415 shares of Class C stock. The Company intends to sell all remaining shares of Class C stock as permitted by the exchange agreement.

Deposits

Total deposits were $27.93 billion at June 30, 2024 compared with $27.18 billion at December 31, 2023, an increase of $753.3 million or 2.8%. Total noninterest-bearing deposits were $9.71 billion at June 30, 2024 compared with $9.78 billion at December 31, 2023, a decrease of $70.1 million or 0.7%. Interest-bearing deposits were $18.23 billion at June 30, 2024 compared with $17.40 billion at December 31, 2023, an increase of $823.3 million or 4.7%. The increases were primarily due to the LSSB Merger.

Average deposits for the six months ended June 30, 2024 were $27.63 billion, an increase of $72.3 million or 0.3%, compared with $27.56 billion for the six months ended June 30, 2023. The ratio of average interest-bearing deposits to total average deposits was 65.2% and 62.5% during the first six months of 2024 and 2023, respectively.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Six Months Ended June 30,
	2024		2023
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$4,991,390	0.71%	$5,510,530	0.28%
Regular savings	2,817,928	0.71%	3,318,291	0.70%
Money market savings	6,168,637	2.85%	6,048,403	2.23%
Certificates, IRAs and other time deposits	4,042,369	4.17%	2,350,498	2.16%
Total interest-bearing deposits	18,020,324	2.22%	17,227,722	1.30%
Noninterest-bearing demand deposits	9,611,730		10,332,082
Total deposits	$27,632,054	1.45%	$27,559,804	0.81%

(1)
Annualized and based on average balances on an actual 366-day or 365-day basis for the six months ended June 30, 2024 and 2023.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Bank Term Funding Program	$3,900,000	$3,725,000
Securities sold under repurchase agreements	233,689	309,277
Total	$4,133,689	$4,034,277

Bank Term Funding Program— During the second quarter of 2023, the Bank began participating in the Federal Reserve’s Bank Term Funding Program (“BTFP”), which ceased extending new loans as of March 11, 2024. Under the BTFP program, eligible depository institutions could obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets are valued at par. At June 30, 2024, the balance outstanding was $3.90 billion consisting of a one-term advance maturing in January 2025 with an interest rate of 4.76%, collateralized by the par value of pledged securities.

FHLB advances and long-term notes payable— The Company has an available line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2024, the Company had total borrowing capacity of $11.00 billion under this line. At June 30, 2024, the Company had no FHLB advances or long-term notes payable balance outstanding.

Securities sold under repurchase agreements— At June 30, 2024, the Company had $233.7 million in securities sold under repurchase agreements with banking customers compared with $309.3 million at December 31, 2023, a decrease of $75.6 million or 24.4%. Repurchase agreements are generally settled on the following business day; however, approximately $3.0 million of the repurchase agreements outstanding at June 30, 2024 have maturity dates ranging from 12 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

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

As of June 30, 2024, the Company had outstanding $4.35 billion in commitments to extend credit, $91.2 million in commitments associated with outstanding standby letters of credit and $855.7 million in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2024, the Company had cash and cash equivalents of $1.51 billion compared with $458.4 million at December 31, 2023, an increase of $1.05 billion or 228.9%. The increase was primarily due to net proceeds from maturities, sales and principal paydowns of investment securities of $1.14 billion, net cash provided by operating activities of $403.9 million, net cash provided by the purchase of Lone Star of $169.9 million and net proceeds from other short-term borrowings of $175.0 million, partially offset by net decrease in deposits of $487.0 million, net increase in loans of $87.2 million, payment of cash dividends of $105.8 million, net decrease in securities sold under repurchase agreements of $75.6 million and repurchase of common stock of $74.8 million.

Share Repurchases

On January 16, 2024, the Company announced a stock repurchase program under which the Company could repurchase up to 5%, or approximately 4.7 million shares, of its outstanding common stock over a one-year period expiring on January 16, 2025, at the discretion of management. Under the stock repurchase program, Bancshares may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. Under its 2024 stock repurchase program, Bancshares repurchased approximately 671 thousand shares of its common stock at a weighted average price of $58.86 per share during the three months ended June 30, 2024 and approximately 1.2 million shares of its common stock at a weighted average price of $60.35 per share during the six months ended June 30, 2024.

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of June 30, 2024 are summarized below.

Borrowings

The Company’s future cash payments associated with the Federal Reserve’s BTFP as of June 30, 2024 are summarized below. The future interest payments were calculated using the current rate in effect at June 30, 2024. Payments under the BTFP include interest of $186.1 million that will be due over the future periods. These payments do not include prepayment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank Term Funding Program	$4,086,149	$—	$—	$—	$4,086,149

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company has one sublease arrangement. Sublease income was $828 thousand and $688 thousand for the three months ended June 30, 2024 and 2023 and $1.7 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, operating lease ROU assets and lease liabilities were approximately $34.6 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of June 30, 2024, the weighted average of remaining lease terms of the Company’s operating leases was 5.6 years. The weighted average discount rate used to determine the lease liabilities as of June 30, 2024 for the Company’s operating leases was 2.9%. Cash paid for the Company’s operating leases was $2.9 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively, and $5.8 million and $5.9 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, the Company obtained $2.1 million in ROU assets in exchange for lease liabilities for one operating lease.

The Company’s future undiscounted cash payments associated with its operating leases as of June 30, 2024 are summarized below (dollars in thousands).

Remaining 2024	$5,199
2025	10,005
2026	8,865
2027	5,849
2028	2,873
2029	1,541
Thereafter	8,327
Total undiscounted lease payments	$42,659

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of June 30, 2024 are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$70,207	$18,031	$2,906	$26	$91,170
Unused capacity on Warehouse Purchase Program loans	855,749	—	—	—	855,749
Commitments to extend credit	1,726,573	824,330	307,302	1,494,687	4,352,892
Total	$2,652,529	$842,361	$310,208	$1,494,713	$5,299,811

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At June 30, 2024 and December 31, 2023, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million and $36.5 million, respectively. The increase in the allowance was due to the LSSB Merger.

Capital Resources

Total shareholders’ equity was $7.28 billion at June 30, 2024 compared with $7.08 billion at December 31, 2023, an increase of $204.1 million or 2.9%. The increase was primarily the result of the common stock issuance in connection with the LSSB Merger of $156.3 million and net income of $222.0 million, partially offset by dividend payments of $105.8 million and common stock repurchases of $74.8 million.

The Basel III Capital Rules, effective for the Company on January 1, 2015, substantially revised the risk-based capital requirements applicable to the Company and the Bank. The Basel III Capital Rules require a 2.5% capital conservation buffer with respect to each of the Common Equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of June 30, 2024, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of June 30, 2024:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of June 30, 2024
The Company
CET1 capital (to risk-weighted assets)	4.50%		7.00%	N/A	15.42%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	N/A	15.42%
Total capital (to risk-weighted assets)	8.00%		10.50%	N/A	16.67%
Tier 1 capital (to average assets) (leverage)	4.00%	(1)	4.00%	N/A	10.29%

The Bank
CET1 capital (to risk-weighted assets)	4.50%		7.00%	6.50%	15.35%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	8.00%	15.35%
Total capital (to risk-weighted assets)	8.00%		10.50%	10.00%	16.60%
Tier 1 capital (to average assets) (leverage)	4.00%	(2)	4.00%	5.00%	10.24%

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None.

b. None.

c. The following table details the Company’s repurchases of shares of its common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)
April 1 - April 30, 2024	—	$—	—	4,137,070
May 1 - May 31, 2024	—	—	—	4,137,070
June 1 - June 30, 2024	670,518	58.86	670,518	3,466,552
Total	670,518	$58.86	670,518

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

c. During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, with respect to the Company’s common stock.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019 (File No. 001-35388))

4.1	Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (formatted as Inline XBRL and contained in Exhibits 101)

* Filed with this Quarterly Report on Form 10-Q.

** Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 8/7/2024	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 8/7/2024	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer