Form 10-Q
period 2024-09-30
PROSPERITY BANCSHARES INC
filed 2024-11-07
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

As of November 4, 2024, there were 95,264,666 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$2,209,863	$458,153
Federal funds sold	208	260
Total cash and cash equivalents	2,210,071	458,413
Available for sale securities, at fair value	331,414	438,588
Held to maturity securities, at cost (fair value of $9,964,060 and $10,984,598, respectively)	10,969,342	12,365,308
Total securities	11,300,756	12,803,896
Loans held for sale	6,113	5,734
Loans held for investment	21,146,033	20,352,559
Loans held for investment - Warehouse Purchase Program	1,228,706	822,245
Total loans	22,380,852	21,180,538
Less: allowance for credit losses on loans	(354,397)	(332,362)
Loans, net	22,026,455	20,848,176
Accrued interest receivable	107,534	96,327
Goodwill	3,504,388	3,396,086
Core deposit intangibles, net	70,178	63,994
Bank premises and equipment, net	373,812	369,992
Other real estate owned	5,757	1,708
Bank owned life insurance (BOLI)	384,228	379,447
Federal Home Loan Bank of Dallas stock	10,184	8,750
Other assets	121,957	121,088
TOTAL ASSETS	$40,115,320	$38,547,877
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$9,811,361	$9,776,572
Interest-bearing	18,276,250	17,403,237
Total deposits	28,087,611	27,179,809
Other borrowings	3,900,000	3,725,000
Securities sold under repurchase agreements	228,896	309,277
Subordinated debentures	—	—
Accrued interest payable	174,229	34,819
Allowance for credit losses on off-balance sheet credit exposures	37,646	36,503
Other liabilities	325,689	183,139
Total liabilities	32,754,071	31,468,547
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 95,260,666 issued and outstanding at September 30, 2024; 93,722,383 shares issued and outstanding at December 31, 2023	95,261	93,723
Capital surplus	3,793,435	3,703,795
Retained earnings	3,473,398	3,283,210
Accumulated other comprehensive loss —net unrealized loss on available for sale securities, net of tax benefit of $(225) and $(372), respectively	(845)	(1,398)
Total shareholders’ equity	7,361,249	7,079,330
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,115,320	$38,547,877

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$337,451	$308,678	$980,107	$842,434
Securities	59,617	69,987	188,466	215,225
Federal funds sold and other earning assets	20,835	1,689	44,195	10,452
Total interest income	417,903	380,354	1,212,768	1,068,111
INTEREST EXPENSE:
Deposits	107,758	76,069	306,574	187,376
Other borrowings	46,792	62,190	142,020	153,937
Securities sold under repurchase agreements	1,662	2,533	5,453	7,310
Subordinated debentures	—	38	—	38
Total interest expense	156,212	140,830	454,047	348,661
NET INTEREST INCOME	261,691	239,524	758,721	719,450
PROVISION FOR CREDIT LOSSES	—	—	9,066	18,540
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	261,691	239,524	749,655	700,910
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	9,016	8,719	25,457	25,326
Credit card, debit card and ATM card income	9,620	9,285	27,865	27,157
Service charges on deposit accounts	6,664	6,262	19,506	18,266
Trust income	3,479	3,326	11,236	9,909
Mortgage income	962	857	2,317	1,756
Brokerage income	1,258	1,067	3,679	3,216
Net gain (loss) on sale or write-down of assets	3,178	(45)	2,240	2,070
Net gain on sale or write-up of securities	224	—	11,245	—
Other	6,698	9,272	22,427	28,997
Total noninterest income	41,099	38,743	125,972	116,697
NONINTEREST EXPENSE:
Salaries and employee benefits	88,367	85,423	263,722	247,944
Net occupancy and equipment	9,291	9,464	26,829	26,424
Credit and debit card, data processing and software amortization	11,985	10,919	34,958	30,829
Regulatory assessments and FDIC insurance	5,726	5,155	21,581	15,225
Core deposit intangibles amortization	4,146	3,576	11,539	9,117
Depreciation	4,741	4,585	14,263	13,676
Communications	3,360	3,686	10,247	10,841
Net other real estate income	(85)	(581)	64	(1,033)
Merger related expenses	63	1,104	4,444	14,855
Other	12,744	12,326	41,381	36,649
Total noninterest expense	140,338	135,657	429,028	404,527
INCOME BEFORE INCOME TAXES	162,452	142,610	446,599	413,080
PROVISION FOR INCOME TAXES	35,170	30,402	97,289	89,240
NET INCOME	$127,282	$112,208	$349,310	$323,840
EARNINGS PER SHARE:
Basic	$1.34	$1.20	$3.68	$3.50
Diluted	$1.34	$1.20	$3.68	$3.50

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net income	$127,282	$112,208	$349,310	$323,840
Other comprehensive income, before tax:
Securities available for sale:
Change in unrealized gain during the period	938	951	700	1,953
Total other comprehensive income	938	951	700	1,953
Deferred tax expense related to other comprehensive income	(197)	(200)	(147)	(410)
Other comprehensive income, net of tax	741	751	553	1,543
Comprehensive income	$128,023	$112,959	$349,863	$325,383

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT JUNE 30, 2024	95,262,416	$95,263	$3,790,305	$3,399,462	$(1,586)	$7,283,444
Net income				127,282		127,282
Other comprehensive income					741	741
Common stock issued in connection with the issuance (forfeiture) of restricted stock awards, net	(1,750)	(2)	2			—
Stock based compensation expense			3,128			3,128
Cash dividends declared, $0.56 per share				(53,346)		(53,346)
BALANCE AT SEPTEMBER 30, 2024	95,260,666	$95,261	$3,793,435	$3,473,398	$(845)	$7,361,249

Nine Months Ended
BALANCE AT DECEMBER 31, 2023	93,722,383	$93,723	$3,703,795	$3,283,210	$(1,398)	$7,079,330
Net income				349,310		349,310
Other comprehensive loss					553	553
Common stock issued in connection with the issuance of restricted stock awards, net	400,350	400	(400)			—
Common stock issued in connection with the acquisition of Lone Star State Bancshares, Inc.	2,376,143	2,376	153,927			156,303
Common stock repurchase	(1,238,210)	(1,238)	(73,528)			(74,766)
Stock based compensation expense			9,641			9,641
Cash dividends declared, $1.68 per share				(159,122)		(159,122)
BALANCE AT SEPTEMBER 30, 2024	95,260,666	$95,261	$3,793,435	$3,473,398	$(845)	$7,361,249

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT JUNE 30, 2023	93,721,454	$93,722	$3,697,524	$3,179,551	$(2,681)	$6,968,116
Net income				112,208		112,208
Other comprehensive income					751	751
Common stock issued in connection with the issuance (forfeiture) of restricted stock awards, net	(4,000)	(4)	4			—
Stock based compensation expense			3,147			3,147
Cash dividends declared, $0.55 per share				(51,545)		(51,545)
BALANCE AT SEPTEMBER 30, 2023	93,717,454	$93,718	$3,700,675	$3,240,214	$(1,930)	$7,032,677

Nine Months Ended
BALANCE AT DECEMBER 31, 2022	91,313,615	$91,314	$3,541,924	$3,069,609	$(3,473)	$6,699,374
Net income				323,840		323,840
Other comprehensive income					1,543	1,543
Common stock issued in connection with the issuance of restricted stock awards, net	27,200	27	(27)			—
Common stock issued in connection with the acquisition of First Bancshares of Texas, Inc.	3,582,675	3,583	220,764			224,347
Common stock repurchase	(1,206,036)	(1,206)	(71,042)			(72,248)
Stock based compensation expense			9,056			9,056
Cash dividends declared, $1.65 per share				(153,235)		(153,235)
BALANCE AT SEPTEMBER 30, 2023	93,717,454	$93,718	$3,700,675	$3,240,214	$(1,930)	$7,032,677

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$349,310	$323,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	25,802	22,793
Provision for credit losses	9,066	18,540
Net amortization of premium on investments	17,227	21,412
Net gain on sale or write-up of securities	(11,245)	—
Net gain on sale of other real estate and repossessed assets	(204)	(780)
Net gain on sale or write-down of assets	(2,240)	(2,070)
Net accretion of discount on loans	(13,879)	(5,566)
Net amortization of premium on deposits	(133)	(450)
Net gain on sale of loans	(2,321)	(1,670)
Proceeds from sale of loans held for sale	103,950	68,827
Originations of loans held for sale	(102,087)	(77,242)
Stock based compensation expense	9,641	9,056
Decrease in accrued interest receivable and other assets	25,151	47,911
Increase in accrued interest payable and other liabilities	270,500	193,806
Net cash provided by operating activities	678,538	618,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, sales and principal paydowns of held to maturity securities	1,411,488	1,308,839
Purchase of held to maturity securities	(41,999)	(3,028)
Proceeds from maturities, sales and principal paydowns of available for sale securities	18,706,454	11,220,463
Purchase of available for sale securities	(18,538,380)	(11,026,566)
Originations of Warehouse Purchase Program loans	(10,910,602)	(9,877,760)
Proceeds from pay-offs of Warehouse Purchase Program loans	10,504,141	9,706,053
Net decrease (increase) in loans held for investment	251,557	(818,194)
Purchase of bank premises and equipment	(16,317)	(29,517)
Proceeds from sale of bank premises, equipment and other real estate	7,227	7,170
Proceeds from insurance claims	1,423	11,427
Net cash used in the purchase of First Bancshares of Texas, Inc.	—	(24,365)
Net cash provided by the purchase of Lone Star State Bancshares, Inc.	169,855	—
Net cash provided by investing activities	1,544,847	474,522

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(370,954)	(1,325,801)
Net increase (decrease) in interest-bearing deposits	38,496	(1,472,467)
Net proceeds from other short-term borrowings	175,000	2,199,614
Net decrease in securities sold under repurchase agreements	(80,381)	(177,294)
Redemption of junior subordinated debentures	—	(3,158)
Repurchase of common stock	(74,766)	(72,248)
Payments of cash dividends	(159,122)	(153,235)
Net cash used in financing activities	(471,727)	(1,004,589)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,751,658	88,340
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	458,413	424,133
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,210,071	$512,473

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$7,031	$10,249

SUPPLEMENTAL INFORMATION:
Income taxes paid	$28,397	$93,675
Interest paid	314,637	275,113

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the nine-month period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$127,282		$112,208		$349,310		$323,840
Basic:
Weighted average shares outstanding	95,261	$1.34	93,720	$1.20	94,912	$3.68	92,628	$3.50
Diluted:
Weighted average shares outstanding	95,261	$1.34	93,720	$1.20	94,912	$3.68	92,628	$3.50

There were no stock options outstanding at September 30, 2024 or exercisable during the three and nine months ended September 30, 2024 or 2023 that would have had an anti-dilutive effect on the above computation.

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

SEPTEMBER 30, 2024

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

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$14,350	$1,982	$(50)	$16,282
Collateralized mortgage obligations	208,902	22	(2,125)	206,799
Mortgage-backed securities	109,232	97	(996)	108,333
Total	$332,484	$2,101	$(3,171)	$331,414
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,810	$17	$(3)	$7,824
States and political subdivisions	93,657	736	(1,969)	92,424
Corporate debt securities	12,000	—	(3,600)	8,400
Collateralized mortgage obligations	240,087	425	(14,323)	226,189
Mortgage-backed securities	10,615,788	5,721	(992,286)	9,629,223
Total	$10,969,342	$6,899	$(1,012,181)	$9,964,060

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2024, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of September 30, 2024, the Company’s municipal securities represent 0.8% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

mature, at which time the Company will receive full value for the securities. Accordingly, as of September 30, 2024, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$—	$—	$3,450	$(50)	$3,450	$(50)
Collateralized mortgage obligations	36,514	(204)	129,093	(1,921)	165,607	(2,125)
Mortgage-backed securities	14,412	(56)	90,003	(940)	104,415	(996)
Total	$50,926	$(260)	$222,546	$(2,911)	$273,472	$(3,171)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$—	$—	$1,989	$(3)	$1,989	$(3)
States and political subdivisions	647	(1)	49,214	(1,968)	49,861	(1,969)
Corporate debt securities	—	—	8,400	(3,600)	8,400	(3,600)
Collateralized mortgage obligations	29	—	196,396	(14,323)	196,425	(14,323)
Mortgage-backed securities	1,420	(12)	9,353,645	(992,274)	9,355,065	(992,286)
Total	$2,096	$(13)	$9,609,644	$(1,012,168)	$9,611,740	$(1,012,181)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,300	$(738)	$—	$—	$7,300	$(738)
Collateralized mortgage obligations	54,611	(729)	114,758	(2,075)	169,369	(2,804)
Mortgage-backed securities	1,154	(13)	92,211	(1,105)	93,365	(1,118)
Total	$63,065	$(1,480)	$206,969	$(3,180)	$270,034	$(4,660)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,580	$(52)	$—	$—	$7,580	$(52)
States and political subdivisions	23,085	(79)	41,039	(2,227)	64,124	(2,306)
Corporate debt securities	—	—	7,800	(4,200)	7,800	(4,200)
Collateralized mortgage obligations	50,147	(470)	192,205	(20,394)	242,352	(20,864)
Mortgage-backed securities	52,853	(807)	10,354,514	(1,356,476)	10,407,367	(1,357,283)
Total	$133,665	$(1,408)	$10,595,558	$(1,383,297)	$10,729,223	$(1,384,705)

At September 30, 2024 and December 31, 2023, there were 968 securities and 941 securities, respectively, in an unrealized loss position for 12 months or more.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The table below summarizes the amortized cost and fair value of investment securities at September 30, 2024, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$17,607	$17,629	$—	$—
Due after one year through five years	48,525	48,545	—	—
Due after five years through ten years	39,826	35,711	14,350	16,282
Due after ten years	7,509	6,763	—	—
Subtotal	113,467	108,648	14,350	16,282
Mortgage-backed securities and collateralized mortgage obligations	10,855,875	9,855,412	318,134	315,132
Total	$10,969,342	$9,964,060	$332,484	$331,414

At September 30, 2024 and December 31, 2023, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $10.28 billion and $11.34 billion and a fair value of $9.31 billion and $10.09 billion at September 30, 2024 and December 31, 2023, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

The Company recorded no gain or loss on the sale of investment securities for the three months ended September 30, 2024 and a $9.4 million net loss on the sale of investment securities for the nine months ended September 30, 2024. The Company recorded no gain or loss on the sale of investment securities for the three and nine months ended September 30, 2023. As of September 30, 2024, the Company did not own any non-agency collateralized mortgage obligations.

Visa Class B-1 Stock Exchange. During the second quarter of 2024, the Bank tendered all of its shares of Visa, Inc. (“Visa”) Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock, pursuant to the terms and subject to the conditions of the public offering of Visa to exchange its Class B-1 common stock for a combination of shares of its Class B-2 common stock and Class C common stock, which expired on May 3, 2024. The Company recorded a gain of $20.6 million during the second quarter of 2024 based on the conversion privilege of the Class C common stock and the closing price of Visa Class A common stock. In the exchange, the Bank received 48,492 shares of Class B-2 stock, recorded at zero cost basis, and 19,245 shares of Class C common stock and has subsequently sold all shares of Class C stock.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Residential mortgage loans held for sale	$6,113	$5,734

Commercial and industrial	2,543,632	2,305,040
Real estate:
Construction, land development and other land loans	2,814,521	3,076,591
1-4 family residential (includes home equity)	8,471,421	8,162,344
Commercial real estate (includes multi-family residential)	5,869,687	5,662,948
Farmland	703,599	598,898
Agriculture	329,625	217,145
Consumer and other	413,548	329,593
Total loans held for investment, excluding Warehouse Purchase Program	21,146,033	20,352,559
Warehouse Purchase Program	1,228,706	822,245
Total loans, including Warehouse Purchase Program	$22,380,852	$21,180,538

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans made up 81.1% and 83.0% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of September 30, 2024 and December 31, 2023, loans outstanding to directors, officers and their affiliates totaled $274 thousand and $292 thousand, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the nine months ended September 30, 2024	As of and for the year ended December 31, 2023
	(Dollars in thousands)
Beginning balance on January 1	$292	$547
New loans	4	64
Repayments	(22)	(319)
Ending balance	$274	$292

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

SEPTEMBER 30, 2024

(UNAUDITED)

With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made, together with an appraisal for loans collateralized by real estate, to determine the need, if any, for possible write-downs or appropriate additions to the allowance for credit losses.

An aging analysis of past due loans, segregated by category of loan, is presented below:

	September 30, 2024
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$10,953	$—	$10,953	$1,848	$2,801,720	$2,814,521
Warehouse Purchase Program loans	—	—	—	—	1,228,706	1,228,706
Agriculture and agriculture real estate (includes farmland)	15,202	—	15,202	2,686	1,015,336	1,033,224
1-4 family (includes home equity) (1)	44,032	—	44,032	34,611	8,398,891	8,477,534
Commercial real estate (includes multi-family residential)	7,678	—	7,678	31,685	5,830,324	5,869,687
Commercial and industrial	16,530	—	16,530	13,080	2,514,022	2,543,632
Consumer and other	3,410	20	3,430	59	410,059	413,548
Total	$97,805	$20	$97,825	$83,969	$22,199,058	$22,380,852

	December 31, 2023
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$21,627	$1,635	$23,262	$14,770	$3,038,559	$3,076,591
Warehouse Purchase Program loans	—	—	—	—	822,245	822,245
Agriculture and agriculture real estate (includes farmland)	8,572	—	8,572	1,460	806,011	816,043
1-4 family (includes home equity) (1)	38,350	130	38,480	25,694	8,103,904	8,168,078
Commercial real estate (includes multi-family residential)	23,511	—	23,511	18,662	5,620,775	5,662,948
Commercial and industrial	14,782	430	15,212	8,066	2,281,762	2,305,040
Consumer and other	503	—	503	36	329,054	329,593
Total	$107,345	$2,195	$109,540	$68,688	$21,002,310	$21,180,538

(1)
Includes $6.1 million and $5.7 million of residential mortgage loans held for sale at September 30, 2024 and December 31, 2023, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Nonaccrual loans (1) (2)	$83,969	$68,688
Accruing loans 90 or more days past due	20	2,195
Total nonperforming loans	83,989	70,883
Repossessed assets	177	76
Other real estate	5,757	1,708
Total nonperforming assets	$89,923	$72,667

Nonperforming assets to total loans and other real estate	0.40%	0.34%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.43%	0.36%
Nonaccrual loans to total loans	0.38%	0.32%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.40%	0.34%

(1)
ASU 2022-02 became effective for the Company on January 1, 2023.
(2)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $89.9 million in nonperforming assets at September 30, 2024 compared with $72.7 million at December 31, 2023. Nonperforming assets were 0.40% of total loans and other real estate at September 30, 2024 and 0.34% of total loans and other real estate at December 31, 2023. The Company had $84.0 million in nonaccrual loans at September 30, 2024 compared with $68.7 million at December 31, 2023.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

PCD Loans. The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
PCD loans:
Outstanding balance	$468,657	$533,653
Discount	(8,274)	(7,914)
Recorded investment	$460,383	$525,739

Changes in the accretable yield for acquired PCD loans for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$9,507	$10,110	$7,914	$3,361
Additions	—	—	4,558	8,336
Adjustments	(21)	—	(44)	(70)
Accretion	(1,212)	(767)	(4,154)	(2,284)
Balance at September 30,	$8,274	$9,343	$8,274	$9,343

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired. The PCD discount reflected above as of September 30, 2024, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$2,314,275	$1,823,809
Discount	(30,612)	(19,992)
Recorded investment	$2,283,663	$1,803,817

Changes in the discount accretion for Non-PCD loans for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$34,250	$23,052	$19,992	$2,233
Additions	—	—	20,378	22,593
Adjustments	(22)	(1)	(33)	(1)
Accretion	(3,616)	(1,508)	(9,725)	(3,282)
Balance at September 30,	$30,612	$21,543	$30,612	$21,543

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The following tables present loans by risk grade, by category of loan and year of origination/renewal at September 30, 2024.

	Term Loans
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	921	157	—	—	13	—	—	1,091
Grade 3	410,166	611,667	537,443	265,630	122,745	42,038	110,971	8,869	2,109,529
Grade 4	32,881	111,188	167,799	77,493	64,818	28,277	19,451	17,224	519,131
Grade 5	66	14	3,037	—	33,234	15,627	795	—	52,773
Grade 6	—	—	—	7,317	179	492	—	—	7,988
Grade 7	—	—	104	116	—	66	223	—	509
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	8,441	20,022	53,663	9,561	4,688	6,655	20,470	—	123,500
Total	$451,554	$743,812	$762,203	$360,117	$225,664	$93,168	$151,910	$26,093	$2,814,521

Current-period gross write-offs	$—	$377	$109	$—	$—	$—	$—	$—	$486

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$1,132	$540	$975	$85	$183	$405	$10,047	$12	$13,379
Grade 2	—	247	60	57	—	683	—	—	1,047
Grade 3	143,498	122,082	193,582	86,595	50,888	107,228	120,427	142	824,442
Grade 4	14,626	20,545	15,681	26,758	6,167	12,127	27,780	28	123,712
Grade 5	1,048	57	730	782	—	1,120	—	—	3,737
Grade 6	—	—	2,844	74	—	1,165	—	—	4,083
Grade 7	—	—	1,419	199	—	207	—	—	1,825
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	18,047	1,874	15,708	2,034	3,410	2,731	17,195	—	60,999
Total	$178,351	$145,345	$230,999	$116,584	$60,648	$125,666	$175,449	$182	$1,033,224

Current-period gross write-offs	$—	$—	$109	$62	$339	$121	$—	$—	$631

1-4 Family (includes Home Equity) (1)
Grade 1	$—	$73	$147	$—	$108	$—	$—	$—	$328
Grade 2	—	404	1,144	148	—	2,316	—	—	4,012
Grade 3	310,005	1,252,218	2,353,241	2,100,201	971,979	1,186,914	96,313	879	8,271,750
Grade 4	7,511	17,291	22,220	27,744	8,463	66,167	3,862	—	153,258
Grade 5	—	693	1,364	—	1,162	1,886	76	—	5,181
Grade 6	—	19	374	—	17	1,431	—	—	1,841
Grade 7	—	3,135	9,833	5,506	4,401	11,383	125	—	34,383
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	336	972	2,771	470	517	1,715	—	—	6,781
Total	$317,852	$1,274,805	$2,391,094	$2,134,069	$986,647	$1,271,812	$100,376	$879	$8,477,534

Current-period gross write-offs	$—	$93	$1,024	$116	$33	$70	$—	$—	$1,336

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	1,070	—	435	2,020	—	—	3,525
Grade 3	192,738	422,199	926,952	727,824	413,895	1,129,802	51,405	253	3,865,068
Grade 4	7,229	66,531	302,535	239,074	227,702	587,942	15,455	—	1,446,468
Grade 5	—	2,325	7,558	7,190	21,762	152,210	—	—	191,045
Grade 6	—	597	2,376	339	15,619	93,984	—	—	112,915
Grade 7	—	2,426	781	1,064	1,568	3,536	50	—	9,425
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	42,731	72,240	40,220	16,477	69,244	329	—	241,241
Total	$199,967	$536,809	$1,313,512	$1,015,711	$697,458	$2,038,738	$67,239	$253	$5,869,687

Current-period gross write-offs	$—	$—	$167	$481	$—	$160	$—	$—	$808

Commercial and Industrial
Grade 1	$42,831	$11,280	$7,730	$3,498	$2,165	$4,698	$46,472	$155	$118,829
Grade 2	2,202	3,252	7,255	148	118	3,361	6,207	—	22,543
Grade 3	250,903	183,975	190,192	135,024	54,337	167,734	1,014,305	1,813	1,998,283
Grade 4	39,698	67,267	30,184	6,092	8,340	35,539	99,458	1,470	288,048
Grade 5	27,340	—	20,765	195	1,356	5,925	12,224	—	67,805
Grade 6	391	132	3,528	540	256	24	4,032	—	8,903
Grade 7	62	3,470	632	5,321	810	1,001	110	—	11,406
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	1,883	1,492	7,541	2,114	45	3,307	11,433	—	27,815
Total	$365,310	$270,868	$267,827	$152,932	$67,427	$221,589	$1,194,241	$3,438	$2,543,632

Current-period gross write-offs	$169	$642	$1,435	$1,144	$1,336	$604	$2,953	$—	$8,283

Consumer and Other
Grade 1	$15,257	$8,483	$4,208	$2,382	$1,335	$4,662	$2,592	$9	$38,928
Grade 2	110,341	12,559	14,179	41	54	1,800	20,006	—	158,980
Grade 3	36,451	32,464	34,686	19,401	10,015	14,235	44,456	1	191,709
Grade 4	—	1,566	246	1,018	14,924	2,494	3,332	—	23,580
Grade 5	—	—	—	—	—	—	250	—	250
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	6	—	—	3	—	—	45	54
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	23	—	9	15	—	47
Total	$162,049	$55,078	$53,319	$22,865	$26,331	$23,200	$70,651	$55	$413,548

Current-period gross write-offs	$3,999	$208	$56	$27	$53	$305	$62	$5	$4,715

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	1,228,706	—	—	—	—	—	—	—	1,228,706
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$1,228,706	$—	$—	$—	$—	$—	$—	$—	$1,228,706

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Grade 1	$59,220	$20,376	$13,060	$5,965	$3,791	$9,765	$59,111	$176	$171,464
Grade 2	112,543	17,383	23,865	394	607	10,193	26,213	—	191,198
Grade 3	2,572,467	2,624,605	4,236,096	3,334,675	1,623,859	2,647,951	1,437,877	11,957	18,489,487
Grade 4	101,945	284,388	538,665	378,179	330,414	732,546	169,338	18,722	2,554,197
Grade 5	28,454	3,089	33,454	8,167	57,514	176,768	13,345	—	320,791
Grade 6	391	748	9,122	8,270	16,071	97,096	4,032	—	135,730
Grade 7	62	9,037	12,769	12,206	6,782	16,193	508	45	57,602
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	28,707	67,091	151,923	54,422	25,137	83,661	49,442	—	460,383
Total	$2,903,789	$3,026,717	$5,018,954	$3,802,278	$2,064,175	$3,774,173	$1,759,866	$30,900	$22,380,852

Current-period gross write-offs	$4,168	$1,320	$2,900	$1,830	$1,761	$1,260	$3,015	$5	$16,259

(1)
Includes $6.1 million of residential mortgage loans held for sale at September 30, 2024.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of September 30, 2024 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

SEPTEMBER 30, 2024

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The following table details activity in the allowance for credit losses on loans by category of loan for the three and nine months ended September 30, 2024 and 2023.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance June 30, 2024	$76,776	$29,479	$80,689	$95,728	$70,112	$7,068	$359,852
Provision for credit losses on loans	(633)	(450)	1,442	(921)	(2,216)	2,778	—
Charge-offs	(378)	(109)	(442)	(297)	(3,746)	(1,568)	(6,540)
Recoveries	—	225	33	39	437	351	1,085
Net (charge-offs) recoveries	(378)	116	(409)	(258)	(3,309)	(1,217)	(5,455)
Balance September 30, 2024	$75,765	$29,145	$81,722	$94,549	$64,587	$8,629	$354,397

Nine Months Ended
Balance December 31, 2023	$87,775	$11,380	$77,652	$88,664	$59,832	$7,059	$332,362
Initial allowance on loans purchased with credit deterioration	942	14,309	344	4,306	6,176	1	26,078
Provision for credit losses	(12,467)	3,577	5,017	1,439	4,948	5,409	7,923
Charge-offs	(486)	(631)	(1,336)	(808)	(8,283)	(4,715)	(16,259)
Recoveries	1	510	45	948	1,914	875	4,293
Net (charge-offs) recoveries	(485)	(121)	(1,291)	140	(6,369)	(3,840)	(11,966)
Balance September 30, 2024	$75,765	$29,145	$81,722	$94,549	$64,587	$8,629	$354,397

Allowance for credit losses on loans:
Three Months Ended
Balance June 30, 2023	$91,858	$11,254	$67,722	$86,765	$81,970	$5,640	$345,209
Initial allowance on loans purchased with credit deterioration	1,641	—	—	4,290	3,763	—	9,694
Provision for credit losses on loans	1,437	149	3,932	(4,554)	(2,455)	1,491	—
Charge-offs	—	—	(20)	(584)	(1,961)	(1,550)	(4,115)
Recoveries	5	—	98	14	367	223	707
Net (charge-offs) recoveries	5	—	78	(570)	(1,594)	(1,327)	(3,408)
Balance September 30, 2023	$94,941	$11,403	$71,732	$85,931	$81,684	$5,804	$351,495

Nine Months Ended
Balance December 31, 2022	$78,853	$7,699	$60,795	$66,272	$62,319	$5,638	$281,576
Initial allowance on loans purchased with credit deterioration	16,878	2,914	1,590	25,292	30,095	24	76,793
Provision for credit losses	(758)	706	9,059	9,893	(10,448)	3,532	11,984
Charge-offs	(77)	(113)	(121)	(15,559)	(3,203)	(4,066)	(23,139)
Recoveries	45	197	409	33	2,921	676	4,281
Net (charge-offs) recoveries	(32)	84	288	(15,526)	(282)	(3,390)	(18,858)
Balance September 30, 2023	$94,941	$11,403	$71,732	$85,931	$81,684	$5,804	$351,495

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The allowance for credit losses on loans as of September 30, 2024 totaled $354.4 million or 1.58% of total loans, including acquired loans with discounts, an increase of $22.0 million or 6.6% compared to the allowance for credit losses on loans totaling $332.4 million or 1.57% of total loans, including acquired loans with discounts, as of December 31, 2023. This increase was primarily due to the merger of Lone Star State Bancshares, Inc. (“Lone Star”) into Bancshares and the subsequent merger of its wholly owned subsidiary Lone Star State Bank of West Texas (“Lone Star Bank”) into the Bank (collectively, the “LSSB Merger”) on April 1, 2024.

There was no provision for credit losses for the three months ended September 30, 2024 and 2023, and a provision for credit losses of $9.1 million and $18.5 million for the nine months ended September 30, 2024 and 2023, respectively. As a result of the loans acquired in the LSSB Merger, the second quarter of 2024 included a $7.9 million provision for credit losses on loans and a $1.2 million provision for credit losses on off-balance sheet credit exposures.

Net charge-offs were $5.5 million for the three months ended September 30, 2024 compared to net charge-offs of $3.4 million for the three months ended September 30, 2023. Net charge-offs for the three months ended September 30, 2024 included $1.4 million related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Further, $5.0 million of reserves on resolved PCD loans without any related charge-offs was released to the general reserve.

Net charge-offs were $12.0 million for the nine months ended September 30, 2024 compared with $18.9 million for the nine months ended September 30, 2023. Net charge-offs for the nine months ended September 30, 2024 included $3.3 million related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Additionally, reserves on PCD loans increased by $26.1 million due to Day One accounting for PCD loans at the time of the LSSB Merger. Further, $13.9 million of reserves on resolved PCD loans was released to the general reserve.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of September 30, 2024 and December 31, 2023, the Company had $37.6 million and $36.5 million in allowance for credit losses on off-balance sheet credit exposures, respectively, with the increase due to the LSSB Merger. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of September 30, 2024, the Company had $1.85 billion in commitments expected to fund.

The following table represents a rollforward of the allowance for credit losses on off-balance sheet credit exposures for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$37,646	$36,503	$36,503	$29,947
Provision for credit losses on off-balance sheet credit exposures	—	—	1,143	6,556
Balance at end of period	$37,646	$36,503	$37,646	$36,503

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The following table displays the amortized cost of loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024 and 2023, presented by category of loan and type of modification.

	Payment Delay	Term Extension	Interest Rate Reduction	Total	Percent of Total Class of Loans
	(Dollars in thousands)
Three Months Ended September 30, 2024
Construction, land development and other land loans	$—	$7,163	$—	$7,163	0.3%
Agriculture	—	950	—	950	0.3%
Total	$—	$8,113	$—	$8,113	0.0%

Nine Months Ended September 30, 2024
Commercial and industrial	$—	$2,768	$—	$2,768	0.1%
Construction, land development and other land loans	—	7,163	—	7,163	0.3%
Agriculture	—	12,600	—	12,600	3.8%
Total	$—	$22,531	$—	$22,531	0.1%

	Payment Delay	Term Extension	Interest Rate Reduction	Total	Percent of Total Class of Loans
	(Dollars in thousands)
Three Months Ended September 30, 2023
Commercial and industrial	$—	$5,639	$—	$5,639	0.2%
Commercial real estate (includes multi-family residential)	—	—	6,922	6,922	0.1%
Agriculture	—	419	—	419	0.2%
Total	$—	$6,058	$6,922	$12,980	0.1%

Nine Months Ended September 30, 2023
Commercial and industrial	$—	$5,639	$292	$5,931	0.2%
Construction, land development and other land loans	—	6,054	—	6,054	0.2%
Commercial real estate (includes multi-family residential)	1,294	—	6,922	8,216	0.1%
Agriculture	—	419	—	419	0.2%
Total	$1,294	$12,112	$7,214	$20,620	0.1%

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The following table describes the modifications made to the loans presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2024 and 2023.

Term Extension
Loan Type	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Commercial and industrial	̶̶̶	Short-term extensions; modification to a 7 year term
Construction, land development and other land loans	Short-term extension	Short-term extension
Agriculture	Modified to a 2 year term	Modified to a 2 year term

Payment Delay
Loan Type	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Commercial real estate (includes multi-family residential)	̶̶̶	Short-term principal deferral

Term Extension
Loan Type	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Commercial and industrial	Short-term extension	Short-term extension
Construction, land development and other land loans	̶̶̶	Short-term extension
Agriculture	Short-term extension	Short-term extension

Interest Rate Reduction
Loan Type	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Commercial and industrial	̶̶̶	Reduced contractual interest rate
Commercial real estate (includes multi-family residential)	Reduced contractual interest rate	Reduced contractual interest rate

The Company did not have any modified loans that defaulted during the three and nine months ended September 30, 2024 that were modified during the prior trailing twelve months. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$16,282	$—	$16,282
Collateralized mortgage obligations	—	206,799	—	206,799
Mortgage-backed securities	—	108,333	—	108,333
Derivative financial instruments:
Interest rate lock commitments	$—	$276	$—	$276
Forward mortgage-backed securities trades	—	27	—	27
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	1,365	—	1,365
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	80	—	80
Loan customer counterparty	—	1,375	—	1,375
Financial institution counterparty	—	—	—	—

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$21,787	$—	$21,787
Collateralized mortgage obligations	—	320,044	—	320,044
Mortgage-backed securities	—	96,757	—	96,757
Derivative financial instruments:
Interest rate lock commitments	$—	$218	$—	$218
Forward mortgage-backed securities trades	—	1	—	1
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	3,876	—	3,876
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	161	—	161
Loan customer counterparty	—	3,899	—	3,899
Financial institution counterparty	—	—	—	—

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment. For the three and nine months ended September 30, 2024, the Company had additions to other real estate owned of $3.1 million and $7.0 million, respectively, of which $2.8 million and $4.4 million, respectively, were outstanding as of September 30, 2024. For the three and nine months ended September 30, 2024, the Company had additions to impaired loans of $10.2 million and $39.1 million, respectively, of which $10.2 million and $33.1 million, respectively, were outstanding as of September 30, 2024. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2024 and remained outstanding at September 30, 2024 were not significant.

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of September 30, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$2,209,863	$2,209,863	$—	$—	$2,209,863
Federal funds sold	208	208	—	—	208
Held to maturity securities	10,969,342	—	9,964,060	—	9,964,060
Loans held for sale	6,113	—	6,113	—	6,113
Loans held for investment, net of allowance	20,791,636	—	—	19,152,919	19,152,919
Loans held for investment - Warehouse Purchase Program	1,228,706	—	1,228,706	—	1,228,706
Other real estate owned	5,757	—	5,757	—	5,757
Liabilities
Deposits:
Noninterest-bearing	$9,811,361	$—	$9,811,361	$—	$9,811,361
Interest-bearing	18,276,250	—	18,258,729	—	18,258,729
Other borrowings	3,900,000	—	3,896,912	—	3,896,912
Securities sold under repurchase agreements	228,896	—	228,876	—	228,876

	As of December 31, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$458,153	$458,153	$—	$—	$458,153
Federal funds sold	260	260	—	—	260
Held to maturity securities	12,365,308	—	10,984,598	—	10,984,598
Loans held for sale	5,734	—	5,734	—	5,734
Loans held for investment, net of allowance	20,020,197	—	—	18,321,054	18,321,054
Loans held for investment - Warehouse Purchase Program	822,245	—	822,245	—	822,245
Other real estate owned	1,708	—	1,708	—	1,708
Liabilities
Deposits:
Noninterest-bearing	$9,776,572	$—	$9,776,572	$—	$9,776,572
Interest-bearing	17,403,237	—	17,371,523	—	17,371,523
Other borrowings	3,725,000	—	3,725,000	—	3,725,000
Securities sold under repurchase agreements	309,277	—	309,245	—	309,245

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The fair value estimates presented herein are based on information available to management at September 30, 2024. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the nine months ended September 30, 2024 and the year ended December 31, 2023 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2022	$3,231,636	$51,348
Less:
Amortization	—	(12,676)
Add:
First Bancshares merger	164,450	25,322
Balance as of December 31, 2023	3,396,086	63,994
Less:
Amortization	—	(11,539)
Add:
Measurement period adjustment of First Bancshares merger	316	—
Lone Star State Bancshares merger	107,986	17,723
Balance as of September 30, 2024	$3,504,388	$70,178

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of September 30, 2024, there was no impairment recorded on goodwill and core deposit intangibles.

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $4.1 million and $3.6 million for the three months ended September 30, 2024 and 2023, respectively, and $11.5 million and $9.1 million for the nine months ended September 30, 2024 and 2023, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of September 30, 2024 is as follows (dollars in thousands):

Remaining 2024	$4,131
2025	14,441
2026	12,763
2027	11,262
2028	9,958
Thereafter	17,623
Total	$70,178

8. STOCK–BASED COMPENSATION

At September 30, 2024, Bancshares had one active stock-based incentive compensation plan with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by Bancshares' shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of September 30, 2024, 422,257 shares of restricted common stock have vested and 554,547 shares of unvested restricted stock have been issued under the 2020 Plan.

As of September 30, 2024, the Company had no stock options outstanding. Stock-based compensation expense related to restricted stock was $3.1 million during the three months ended September 30, 2024 and 2023, and $9.6 million and $9.1 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $22.9 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.24 years.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of September 30, 2024 are summarized below.

Bank Term Funding Program

During the second quarter of 2023, the Bank began participating in the Federal Reserve’s Bank Term Funding Program (“BTFP”), which ceased extending new loans as of March 11, 2024. Under the BTFP program, eligible depository institutions could obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. The pledged assets are valued at par totaling $4.03 billion at September 30, 2024. At September 30, 2024, the balance outstanding was $3.90 billion consisting of a one-term advance maturing in January 2025 with an interest rate of 4.76%, collateralized by the par value of pledged securities. The Company’s future cash payments associated with its contractual obligations pursuant to the BTFP as of September 30, 2024 are summarized below. The future interest payments were calculated using the current rate in effect at September 30, 2024. Payments under the BTFP include interest of $186.1 million that will be due over the future periods. These payments do not include prepayment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank Term Funding Program	$4,086,149	$—	$—	$—	$4,086,149

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income was $826 thousand and $816 thousand for the three months ended September 30, 2024 and 2023, respectively, and $2.5 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, operating lease ROU assets and lease liabilities were approximately $35.5 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of September 30, 2024, the weighted average of remaining lease terms of the Company’s operating leases was 5.9 years. The weighted average discount rate used to determine the lease liabilities as of September 30, 2024 for the Company’s operating leases was 3.0%. Cash paid for the Company’s operating leases was $2.9 million and $3.1 million for the three months ended September 30, 2024 and 2023, respectively, and was $8.7 million and $9.0 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, the Company obtained $5.2 million in ROU assets in exchange for lease liabilities for three operating leases.

The Company’s future undiscounted cash payments associated with its operating leases as of September 30, 2024 are summarized below (dollars in thousands).

Remaining 2024	$2,668
2025	10,461
2026	9,334
2027	6,332
2028	3,355
2029	2,006
Thereafter	10,495
Total undiscounted lease payments	$44,651

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of September 30, 2024 are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$71,344	$16,656	$2,045	$26	$90,071
Unused capacity on Warehouse Purchase Program loans	752,452	—	—	—	752,452
Commitments to extend credit	1,595,889	911,817	172,499	1,364,391	4,044,596
Total	$2,419,685	$928,473	$174,544	$1,364,417	$4,887,119

The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At September 30, 2024 and December 31, 2023, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million and $36.5 million, respectively. The increase in the allowance was primarily due to the LSSB Merger.

10. OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income were as follows:

	Three Months Ended September 30,
	2024			2023
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income:
Securities available for sale:
Change in unrealized gain during period	$938	$(197)	$741	$951	$(200)	$751
Total securities available for sale	938	(197)	741	951	(200)	751
Total other comprehensive income	$938	$(197)	$741	$951	$(200)	$751

	Nine Months Ended September 30,
	2024			2023
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income:
Securities available for sale:
Change in unrealized gain during period	$700	$(147)	$553	$1,953	$(410)	$1,543
Total securities available for sale	700	(147)	553	1,953	(410)	1,543
Total other comprehensive income	$700	$(147)	$553	$1,953	$(410)	$1,543

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Activity in accumulated other comprehensive loss associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2023	$(1,398)	$(1,398)
Other comprehensive income	553	553
Balance at September 30, 2024	$(845)	$(845)

Balance at December 31, 2022	$(3,473)	$(3,473)
Other comprehensive income	1,543	1,543
Balance at September 30, 2023	$(1,930)	$(1,930)

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2024 and December 31, 2023.

	September 30, 2024			December 31, 2023
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$12,625	276	—	$7,113	$218	$—
Forward mortgage-backed securities trades	25,500	27	80	14,250	1	161
Commercial loan interest rate swaps and caps:
Loan customer counterparty	53,465	—	1,375	67,408	—	3,899
Financial institution counterparty	53,465	1,365	—	67,408	3,876	—

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at September 30, 2024 and December 31, 2023 are presented in the following table.

	Weighted-Average Interest Rate
	September 30, 2024		December 31, 2023
	Received	Paid	Received	Paid
Loan customer counterparty	2.97%	6.40%	3.07%	6.81%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $905 thousand at September 30, 2024 and $3.9 million at December 31, 2023. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was $155 thousand at September 30, 2024. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counterparties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was zero at September 30, 2024 and December 31, 2023.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2024	2023	2024	2023
	(Dollars in thousands)
Interest rate lock commitments	$129	$(11)	$58	$103
Forward mortgage-backed securities trades	(284)	510	41	668

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

Pursuant to the terms of the definitive agreement, Bancshares issued 2,376,182 shares of its common stock plus approximately $64.1 million in cash for all outstanding shares of Lone Star. This resulted in goodwill of $108.0 million as of September 30, 2024, which does not include all the subsequent fair value adjustments that have not yet been finalized. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $17.7 million of core deposit intangibles as of September 30, 2024. In October 2024, the Company completed the operational conversion of Lone Star Bank.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Pursuant to the terms of the definitive agreement, Bancshares issued 3,583,370 shares of its common stock plus approximately $91.5 million in cash for all outstanding shares of First Bancshares. As of September 30, 2024, the Company recognized goodwill of $164.8 million, which was subject to all final subsequent fair value adjustments. During the second quarter of 2023, the Company completed the operational conversion of FirstCapital Bank.

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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation (“Bancshares”), is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank (the “Bank,” and together with Bancshares, the “Company”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of September 30, 2024, the Bank operated 287 full-service banking locations: 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 62 in the Dallas/Fort Worth area; 22 in the East Texas area; 31 in the Central Texas area including Austin and San Antonio; 43 in the West Texas area including Lubbock, Midland-Odessa, Abilene; Amarillo and Wichita Falls; 15 in the Bryan/College Station area, 6 in the Central Oklahoma area; 8 in the Tulsa, Oklahoma area and 5 in the West Texas area currently doing business as Lone Star Bank. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is

(281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $40.12 billion at September 30, 2024 compared with $38.55 billion at December 31, 2023, an increase of $1.57 billion or 4.1%. Total loans were $22.38 billion at September 30, 2024 compared with $21.18 billion at December 31, 2023, an increase of $1.20 billion or 5.7%. Total deposits were $28.09 billion at September 30, 2024 compared with $27.18 billion at December 31, 2023, an increase of $907.8 million or 3.3%. Total shareholders’ equity was $7.36 billion at September 30, 2024 compared with $7.08 billion at December 31, 2023, an increase of $281.9 million or 4.0%.

RECENT ACQUISITIONS

Merger of Lone Star State Bancshares, Inc. — Effective April 1, 2024, the Company completed the merger of Lone Star State Bancshares, Inc. (“Lone Star”) into Bancshares and the subsequent merger of its wholly owned subsidiary Lone Star State Bank of West Texas (“Lone Star Bank”), into the Bank (collectively, the “LSSB Merger”). Lone Star operated five full-service banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of March 31, 2024, Lone Star, on a consolidated basis, reported total assets of $1.38 billion, total loans of $1.08 billion and total deposits of $1.24 billion.

Pursuant to the terms of the definitive agreement, Bancshares issued 2,376,182 shares of its common stock plus approximately $64.1 million in cash for all outstanding shares of Lone Star. This resulted in goodwill of $108.0 million as of September 30, 2024, which does not include all the subsequent fair value adjustments that have not yet been finalized. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $17.7 million of core deposit intangibles as of September 30, 2024. In October 2024, the Company completed the operational conversion of Lone Star Bank.

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

Pursuant to the terms of the definitive agreement, Bancshares issued 3,583,370 shares of its common stock plus approximately $91.5 million in cash for all outstanding shares of First Bancshares capital stock. As of September 30, 2024, the Company recognized goodwill of $164.8 million, which includes all the final subsequent fair value adjustments. During the second quarter of 2023, the Company completed the operational conversion of FirstCapital Bank.

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 2024, net income available to common shareholders was $127.3 million or $1.34 per diluted common share compared with $112.2 million or $1.20 per diluted common share for the same period in 2023. The change was primarily due to an increase in net interest income, partially offset by an increase in noninterest expense related to three months of Lone Star Bank operations. The Company posted annualized returns on average common equity of 6.93% and 6.39%, annualized returns on average assets of 1.28% and 1.13% and efficiency ratios of 46.87% and 48.74% for the quarters ended September 30, 2024 and 2023, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding net gains and losses on the sale, write down or write up of assets and securities) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale, write-up or write-down of assets and securities are not included. Additionally, taxes are not part of this calculation.

For the nine months ended September 30, 2024, net income available to common shareholders was $349.3 million or $3.68 per diluted common share compared with $323.8 million or $3.50 per diluted common share for the nine months ended September 30, 2023. Net income and net income per diluted common share for the nine months ended September 30, 2024 were impacted by an increase in net interest income, a gain on Visa Class B-1 stock exchange net of investment securities sales of $11.2 million, lower merger related provision for credit losses and a decrease in merger related expenses, partially offset by a FDIC special assessment of $3.6 million and an increase in noninterest expenses related to six months of Lone Star Bank operations and nine months of FirstCapital Bank operations. The Company posted annualized returns on average common equity of 6.40% and 6.25%, annualized returns on average assets of 1.16% and 1.11% and efficiency ratios of 49.25% and 48.50% for the nine months ended September 30, 2024 and 2023, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended September 30, 2024

Net interest income before the provision for credit losses was $261.7 million for the quarter ended September 30, 2024, an increase of $22.2 million or 9.3% compared with $239.5 million for the same period in 2023. The change was primarily due to an increase in the average balances and average rates on loans, an increase in the average balances on federal funds sold and other earning assets and a decrease in the average balances and rate on other borrowings, partially offset by a decrease in the average balances on investment securities and an increase in the average balances and rates on interest-bearing deposits.

Interest income on loans was $337.5 million for the quarter ended September 30, 2024, an increase of $28.8 million or 9.3% compared with $308.7 million for the same period in 2023. The increase was due to an increase in both the average balances and average rates on loans.

Interest income on securities was $59.6 million for the quarter ended September 30, 2024, a decrease of $10.4 million or 14.8% compared with $70.0 million for the same period in 2023, primarily due to a decrease in the average balances on investment securities.

Average interest-bearing liabilities were $22.39 billion for the quarter ended September 30, 2024, an increase of $408.7 million or 1.9% compared with $21.98 billion for the same period in 2023, primarily due to an increase in interest-earning deposits partially offset by a decrease in other borrowings and securities sold under repurchase agreements. The average rate on interest-bearing liabilities was 2.78% for the quarter ended September 30, 2024, an increase of 24 basis points compared with 2.54% for the same period in 2023.

The net interest margin on a tax-equivalent basis was 2.95% for the quarter ended September 30, 2024, an increase of 23 basis points compared with 2.72% for the same period in 2023. The change was primarily due to an increase in the average balances and average rates on loans, an increase in the average balances on federal funds sold and other earning assets and a decrease in the average balances and rate on other borrowings, partially offset by a decrease in the average balances on investment securities and an increase in the average balances and rates on interest-bearing deposits. The increases in the average balances on loans and deposits were primarily due to the LSSB Merger.

For the Nine Months Ended September 30, 2024

Net interest income before the provision for credit losses was $758.7 million for the nine months ended September 30, 2024, an increase of $39.3 million or 5.5% compared with $719.5 million for the same period in 2023. The change was primarily due to an increase in the average balances and average rates on loans, an increase in the average balances and average rates on federal funds sold and other earning assets, an increase in loan discount accretion and a decrease in the average rates on other borrowings, partially offset by a decrease in the average balances on investment securities and an increase in the average balances and rates on interest-bearing deposits.

Interest income on loans was $980.1 million for the nine months ended September 30, 2024, an increase of $137.7 million or 16.3% compared with $842.4 million for the same period in 2023. The change was due to an increase in both the average balances and average rates on loans.

Interest income on securities was $188.5 million for the nine months ended September 30, 2024, a decrease of $26.8 million or 12.4% compared with $215.2 million for the same period in 2023, primarily due to a decrease in the average balances on investment securities.

Average interest-bearing liabilities were $22.59 billion for the nine months ended September 30, 2024, an increase of $1.05 billion or 4.9% compared with $21.55 billion for the same period in 2023, primarily due to an increase in interest-bearing deposits partially offset by a decrease in securities sold under repurchase agreements and other borrowings. The average rate on interest-bearing liabilities was 2.68% for the nine months ended September 30, 2024, an increase of 52 basis points compared with 2.16% for the same period in 2023.

The net interest margin on a tax-equivalent basis was 2.86% for the nine months ended September 30, 2024, an increase of 7 basis points compared with 2.79% for the nine months ended September 30, 2023. The change was primarily due to an increase in the average balances and average rates on loans, an increase in the average balances and average rates on federal funds sold and other earning assets, an increase in loan discount accretion and a decrease in the average rates on other borrowings, partially offset by a decrease in the average balances on investment securities and an increase in the average balances and rates on interest-bearing deposits. The increases in the average balances on loans and deposits were primarily due to the LSSB Merger and FB Merger.

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

	Three Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$7,913	$137	6.89%	$9,832	$162	6.54%
Loans held for investment	21,107,139	316,939	5.97%	20,496,075	290,566	5.62%
Loans held for investment - Warehouse Purchase Program	1,114,681	20,375	7.27%	972,936	17,950	7.32%
Total loans	22,229,733	337,451	6.04%	21,478,843	308,678	5.70%
Investment securities	11,612,193	59,617	2.04%	13,512,137	69,987	2.05%
Federal funds sold and other earning assets	1,531,788	20,835	5.41%	125,690	1,689	5.33%
Total interest-earning assets	35,373,714	417,903	4.70%	35,116,670	380,354	4.30%
Allowance for credit losses on loans	(358,237)			(343,967)
Noninterest-earning assets	4,873,725			4,829,336
Total assets	$39,889,202			$39,602,039

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,774,975	$9,251	0.77%	$4,768,485	$5,182	0.43%
Savings and money market deposits	8,908,315	49,824	2.23%	8,977,824	44,446	1.96%
Certificates and other time deposits	4,564,232	48,683	4.24%	3,172,178	26,441	3.31%
Other borrowings	3,900,000	46,792	4.77%	4,671,449	62,190	5.28%
Securities sold under repurchase agreements	242,813	1,662	2.72%	389,149	2,533	2.58%
Subordinated debentures	—	—	—	2,578	38	5.85%
Total interest-bearing liabilities	22,390,335	156,212	2.78%	21,981,663	140,830	2.54%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	9,680,785			10,269,162
Allowance for credit losses on off-balance sheet credit exposures	37,646			36,504
Other liabilities	433,171			290,217
Total liabilities	32,541,937			32,577,546
Shareholders' equity	7,347,265			7,024,493
Total liabilities and shareholders' equity	$39,889,202			$39,602,039

Net interest rate spread			1.92%			1.76%
Net interest income and margin (2) (3)		$261,691	2.94%		$239,524	2.71%
Net interest income and margin (tax equivalent) (4)		$262,499	2.95%		$240,524	2.72%

(1)
Annualized and based on average balances on an actual 366-day or 365-day basis for the three months ended September 30, 2024 and 2023.
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

	Nine Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$7,278	$378	6.94%	$5,389	$267	6.62%
Loans held for investment	21,312,440	928,973	5.82%	19,546,826	797,861	5.46%
Loans held for investment - Warehouse Purchase Program	918,172	50,756	7.38%	831,143	44,306	7.13%
Total loans	22,237,890	980,107	5.89%	20,383,358	842,434	5.53%
Investment securities	12,161,391	188,466	2.07%	13,937,483	215,225	2.06%
Federal funds sold and other earning assets	1,153,335	44,195	5.12%	290,275	10,452	4.81%
Total interest-earning assets	35,552,616	1,212,768	4.56%	34,611,116	1,068,111	4.13%
Allowance for credit losses on loans	(341,659)			(303,518)
Noninterest-earning assets	4,823,938			4,722,064
Total assets	$40,034,895			$39,029,662

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,947,514	$26,807	0.72%	$5,260,463	$12,765	0.32%
Savings and money market deposits	9,060,992	147,228	2.17%	9,235,646	122,992	1.78%
Certificates and other time deposits	4,356,700	132,539	4.06%	2,627,402	51,619	2.63%
Other borrowings	3,960,821	142,020	4.79%	4,001,994	153,937	5.14%
Securities sold under repurchase agreements	265,878	5,453	2.74%	419,304	7,310	2.33%
Subordinated debentures	—	—	—	1,375	38	3.69%
Total interest-bearing liabilities	22,591,905	454,047	2.68%	21,546,184	348,661	2.16%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	9,759,927			10,310,878
Allowance for credit losses on off-balance sheet credit exposures	36,994			32,181
Other liabilities	372,060			232,903
Total liabilities	32,760,886			32,122,146
Shareholders' equity	7,274,009			6,907,516
Total liabilities and shareholders' equity	$40,034,895			$39,029,662

Net interest rate spread			1.88%			1.97%
Net interest income and margin (2) (3)		$758,721	2.85%		$719,450	2.78%
Net interest income and margin (tax equivalent) (4)		$761,137	2.86%		$722,316	2.79%

(1)
Annualized and based on average balances on an actual 366-day or 365-day basis for the nine months ended September 30, 2024 and 2023.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 vs. 2023			2024 vs. 2023
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$(32)	$7	$(25)	$94	$17	$111
Loans held for investment (1)	8,639	17,734	26,373	72,135	58,977	131,112
Loans held for investment - Warehouse Purchase Program	2,608	(183)	2,425	4,644	1,806	6,450
Investment securities (1)	(9,814)	(556)	(10,370)	(27,452)	693	(26,759)
Federal funds sold and other earning assets	18,843	303	19,146	31,105	2,638	33,743
Total increase in interest income	20,244	17,305	37,549	80,526	64,131	144,657

Interest-Bearing Liabilities:
Interest-bearing demand deposits	7	4,062	4,069	(760)	14,802	14,042
Savings and money market deposits	(343)	5,721	5,378	(2,328)	26,564	24,236
Certificates and other time deposits (1)	11,571	10,671	22,242	34,006	46,914	80,920
Other borrowings	(10,242)	(5,156)	(15,398)	(1,585)	(10,332)	(11,917)
Securities sold under repurchase agreements	(950)	79	(871)	(2,677)	820	(1,857)
Subordinated debentures	(38)	—	(38)	(38)	—	(38)
Total increase in interest expense	5	15,377	15,382	26,618	78,768	105,386
Increase (decrease) in net interest income	$20,239	$1,928	$22,167	$53,908	$(14,637)	$39,271

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

There was no provision for credit losses for the three months ended September 30, 2024 and 2023. The provision for credit losses was $9.1 million and $18.5 million for nine months ended September 30, 2024 and 2023, respectively. As a result of the loans acquired in the LSSB Merger, the nine months ended September 30, 2024 included a $7.9 million provision for credit losses on loans and a $1.2 million provision for credit losses on off-balance sheet credit exposures.

Net charge-offs were $5.5 million for the quarter ended September 30, 2024 compared with net charge-offs of $3.4 million for the quarter ended September 30, 2023. Net charge-offs for the three months ended September 30, 2024 included $1.4 million related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Further, $5.0 million of reserves on resolved PCD loans without any related charge-offs was released to the general reserve.

Net charge-offs were $12.0 million for the nine months ended September 30, 2024 compared with $18.9 million for the nine months ended September 30, 2023. Net charge-offs for the nine months ended September 30, 2024 included $3.3 million related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Additionally, reserves on PCD loans increased by $26.1 million due to Day One accounting for PCD loans at the time of the LSSB Merger. Further, $13.9 million of reserves on resolved PCD loans was released to the general reserve.

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

Noninterest income totaled $41.1 million for the three months ended September 30, 2024 compared with $38.7 million for the same period in 2023, an increase of $2.4 million or 6.1%, primarily due to the increase in the net gain (loss) on sale or write-down of assets, partially offset by a decrease in other noninterest income. Noninterest income totaled $126.0 million for the nine months ended September 30, 2024 compared with $116.7 million for the same period in 2023, an increase of $9.3 million or 7.9%, primarily due to a gain on Visa Class B-1 stock exchange net of investment securities sales and, an increase in trust income, partially offset by a decrease in other noninterest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Nonsufficient funds fees	$9,016	$8,719	$25,457	$25,326
Credit card, debit card and ATM card income	9,620	9,285	27,865	27,157
Service charges on deposit accounts	6,664	6,262	19,506	18,266
Trust income	3,479	3,326	11,236	9,909
Mortgage income	962	857	2,317	1,756
Brokerage income	1,258	1,067	3,679	3,216
Bank owned life insurance income	2,028	1,864	5,960	4,771
Net gain (loss) on sale or write-down of assets	3,178	(45)	2,240	2,070
Net gain on sale or write-up of securities	224	—	11,245	—
Other	4,670	7,408	16,467	24,226
Total noninterest income	$41,099	$38,743	$125,972	$116,697

Noninterest Expense

Noninterest expense totaled $140.3 million for the quarter ended September 30, 2024 compared with $135.7 million for the quarter ended September 30, 2023, an increase of $4.7 million or 3.5%, primarily due to an increase in salaries and benefits, an increase in credit and debit card, data processing and software amortization, and additional expenses related to three months of Lone Star Bank operations, partially offset by a decrease in merger related expenses. Noninterest expense totaled $429.0 million for the nine months ended September 30, 2024 compared with $404.5 million for the nine months ended September 30, 2023, an increase of $24.5 million or 6.1%, primarily due to a FDIC special assessment of $3.6 million, an increase in salaries and benefits and additional expenses related to six months of Lone Star Bank operations and nine months of FirstCapital Bank operations, partially offset by a decrease in merger related expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Salaries and employee benefits (1)	$88,367	$85,423	$263,722	$247,944
Non-staff expenses:
Net occupancy and equipment	9,291	9,464	26,829	26,424
Credit and debit card, data processing and software amortization	11,985	10,919	34,958	30,829
Regulatory assessments and FDIC insurance	5,726	5,155	21,581	15,225
Core deposit intangibles amortization	4,146	3,576	11,539	9,117
Depreciation	4,741	4,585	14,263	13,676
Communications (2)	3,360	3,686	10,247	10,841
Net other real estate income (3)	(85)	(581)	64	(1,033)
Merger related expenses	63	1,104	4,444	14,855
Other	12,744	12,326	41,381	36,649
Total noninterest expense	$140,338	$135,657	$429,028	$404,527

(1)
Includes stock-based compensation expense of $3.1 million for the three months ended September 30, 2024 and 2023, and $9.6 million and $9.1 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)
Communications expense includes telephone, data circuits, postage and courier expenses.
(3)
Net other real estate income is comprised of rental expense, rental income and gains and losses on sales of real estate.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense totaled $35.2 million for the three months ended September 30, 2024 compared with $30.4 million for the same period in 2023, an increase of $4.8 million or 15.7%. Income tax expense totaled $97.3 million for the nine months ended September 30, 2024 compared with $89.2 million for the same period in 2023, an increase of $8.0 million or 9.0%. The Company’s effective tax rate for the three months ended September 30, 2024 and 2023 was 21.6% and 21.3%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2024 and 2023 was 21.8% and 21.6%, respectively.

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

	September 30, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$6,113	$—	$—	$—	$6,113

Commercial and industrial	1,693,360	545,288	277,169	27,815	2,543,632
Warehouse purchase program	1,228,706	—	—	—	1,228,706
Real estate:
Construction, land development and other land loans	2,435,349	154,679	100,993	123,500	2,814,521
1-4 family residential (includes home equity)	7,559,213	201,119	704,308	6,781	8,471,421
Commercial real estate (includes multi-family residential)	4,273,952	327,149	1,027,345	241,241	5,869,687
Farmland	563,329	24,038	92,735	23,497	703,599
Agriculture	194,122	29,018	68,983	37,502	329,625
Consumer and other	374,543	26,828	12,130	47	413,548
Total loans held for investment	18,322,574	1,308,119	2,283,663	460,383	22,374,739
Total	$18,328,687	$1,308,119	$2,283,663	$460,383	$22,380,852

	December 31, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$5,734	$—	$—	$—	$5,734

Commercial and industrial	1,499,739	540,360	195,509	69,432	2,305,040
Warehouse purchase program	822,245	—	—	—	822,245
Real estate:
Construction, land development and other land loans	2,739,059	126,694	5,412	205,426	3,076,591
1-4 family residential (includes home equity)	7,211,453	214,809	730,189	5,893	8,162,344
Commercial real estate (includes multi-family residential)	4,262,288	338,200	834,922	227,538	5,662,948
Farmland	560,440	8,516	18,706	11,236	598,898
Agriculture	160,381	45,142	5,491	6,131	217,145
Consumer and other	271,000	44,922	13,588	83	329,593
Total loans held for investment	17,526,605	1,318,643	1,803,817	525,739	21,174,804
Total	$17,532,339	$1,318,643	$1,803,817	$525,739	$21,180,538

At September 30, 2024, total loans were $22.38 billion, an increase of $1.20 billion or 5.7% compared with $21.18 billion at December 31, 2023. Loans at September 30, 2024 included $6.1 million of loans held for sale and $1.23 billion of Warehouse Purchase Program loans compared with $5.7 million of loans held for sale and $822.2 million of Warehouse Purchase Program loans at December 31, 2023. At September 30, 2024, loans represented 55.8% of total assets compared with 54.9% of total assets at December 31, 2023.

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

Nonperforming assets increased $17.3 million to $89.9 million at September 30, 2024 compared with $72.7 million at December 31, 2023, with a significant portion of the balance for each period attributable to acquired loans.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated:

	September 30, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$44,311	$3,558	$9,733	$26,367	$83,969
Accruing loans 90 or more days past due	20	—	—	—	20
Total nonperforming loans	44,331	3,558	9,733	26,367	83,989
Repossessed assets	15	—	162	—	177
Other real estate	2,541	—	1,171	2,045	5,757
Total nonperforming assets	$46,887	$3,558	$11,066	$28,412	$89,923

Nonperforming assets to total loans and other real estate	0.26%	0.27%	0.48%	6.14%	0.40%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.27%	0.27%	0.48%	6.14%	0.43%
Nonaccrual loans to total loans	0.24%	0.27%	0.43%	5.73%	0.38%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.26%	0.27%	0.43%	5.73%	0.40%

	December 31, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$29,160	$2,612	$8,594	$28,322	$68,688
Accruing loans 90 or more days past due	—	552	8	1,635	2,195
Total nonperforming loans	29,160	3,164	8,602	29,957	70,883
Repossessed assets	76	—	—	—	76
Other real estate	1,323	—	—	385	1,708
Total nonperforming assets	$30,559	$3,164	$8,602	$30,342	$72,667

Nonperforming assets to total loans and other real estate	0.17%	0.24%	0.48%	5.77%	0.34%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.18%	0.24%	0.48%	5.77%	0.36%
Nonaccrual loans to total loans	0.17%	0.20%	0.48%	5.39%	0.32%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.17%	0.20%	0.48%	5.39%	0.34%

(1)
ASU 2022-02 became effective for the Company on January 1, 2023.
(2)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

Nonperforming assets were 0.40% of total loans and other real estate at September 30, 2024 and 0.34% of total loans and other real estate at December 31, 2023. The allowance for credit losses on loans as a percentage of total nonperforming loans was 422.0% at September 30, 2024 and 468.9% at December 31, 2023.

Allowance for Credit Losses on Loans

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses on loans which it believes is adequate as of September 30, 2024 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

	As of and for the Nine Months Ended September 30, 2024
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$18,387,962	$3,849,928	$22,237,890
Gross loans outstanding at end of period	$18,328,687	$4,052,165	$22,380,852
Allowance for credit losses on loans at beginning of period	$222,413	$109,949	$332,362
Initial allowance on loans purchased with credit deterioration	—	26,078	26,078
Provision for credit losses	10,727	(2,804)	7,923
Charge-offs:
Commercial and industrial	(1,650)	(6,633)	(8,283)
Real estate and agriculture	(994)	(2,267)	(3,261)
Consumer and other	(4,395)	(320)	(4,715)
Recoveries:
Commercial and industrial	354	1,560	1,914
Real estate and agriculture	12	1,492	1,504
Consumer and other	762	113	875
Net (charge-offs) recoveries(1)	(5,911)	(6,055)	(11,966)
Allowance for credit losses on loans at end of period	$227,229	$127,168	$354,397
Ratio of allowance to end of period loans	1.24%	3.14%	1.58%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.33%	3.14%	1.68%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.04%	0.21%	0.07%
Ratio of allowance to end of period nonperforming loans	512.6%	320.7%	422.0%
Ratio of allowance to end of period nonaccrual loans	512.8%	320.7%	422.1%

	As of and for the Nine Months Ended September 30, 2023
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$16,955,872	$3,427,486	$20,383,358
Gross loans outstanding at end of period	$17,517,008	$3,915,705	$21,432,713
Allowance for credit losses on loans at beginning of period	$209,467	$72,109	$281,576
Initial allowance on loans purchased with credit deterioration	—	76,793	76,793
Provision for credit losses	28,847	(16,863)	11,984
Charge-offs:
Commercial and industrial	(2,478)	(725)	(3,203)
Real estate and agriculture	(15,870)	—	(15,870)
Consumer and other	(4,012)	(54)	(4,066)
Recoveries:
Commercial and industrial	1,636	1,285	2,921
Real estate and agriculture	389	295	684
Consumer and other	650	26	676
Net (charge-offs) recoveries(1)	(19,685)	827	(18,858)
Allowance for credit losses on loans at end of period	$218,629	$132,866	$351,495
Ratio of allowance to end of period loans	1.25%	3.39%	1.64%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.32%	3.39%	1.71%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.15%	(0.03%)	0.12%
Ratio of allowance to end of period nonperforming loans	801.8%	404.4%	584.6%
Ratio of allowance to end of period nonaccrual loans	813.6%	404.4%	588.5%

(1)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $7.0 million during the nine months ended September 30, 2024. Partially offsetting these charge-offs were recoveries on originated loans of $1.1 million. Gross charge-offs on acquired loans were $9.2 million during the nine months ended September 30, 2024. Offsetting these charge-offs were recoveries on acquired loans of $3.2 million. Total charge-offs for the nine months ended September 30, 2024 were $16.3 million, partially offset by total recoveries of $4.3 million.

The following table shows the allocation of the net charge-offs among various categories of loans as of the dates indicated.

	Nine Months Ended September 30
	2024		2023
	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)
	(Dollars in thousands)
Balance of net (charge-offs) recoveries applicable to:
Commercial and industrial	$(6,369)	0.04%	$(282)	0.00%
Real estate:
Construction, land development and other land loans	(485)	0.00%	(32)	0.00%
1-4 family residential (including home equity)	(1,291)	0.01%	288	0.00%
Commercial real estate (including multi-family residential)	140	0.00%	(15,526)	0.10%
Agriculture (includes farmland)	(121)	0.00%	84	0.00%
Consumer and other	(3,840)	0.02%	(3,390)	0.02%
Total net (charge-offs) recoveries	$(11,966)	0.07%	$(18,858)	0.12%

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

	September 30, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$34,746	$17,816	$6,179	$5,846	$64,587	12.0%
Real estate	176,591	10,016	19,987	45,442	252,036	81.1%
Agriculture and agriculture real estate	8,315	851	2,261	17,718	29,145	4.9%
Consumer and other	7,577	860	177	15	8,629	2.0%
Total allowance for credit losses on loans	$227,229	$29,543	$28,604	$69,021	$354,397	100.0%

	December 31, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$27,948	$18,211	$5,340	$8,333	$59,832	11.3%
Real estate	181,358	9,239	16,511	46,983	254,091	83.1%
Agriculture and agriculture real estate	7,750	1,037	256	2,337	11,380	4.0%
Consumer and other	5,357	1,465	217	20	7,059	1.6%
Total allowance for credit losses on loans	$222,413	$29,952	$22,324	$57,673	$332,362	100.0%

(1)
Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

The allowance for credit losses on loans totaled $354.4 million at September 30, 2024 compared with $332.4 million at December 31, 2023, an increase of $22.0 million or 6.6%, primarily due to the LSSB Merger. The allowance for credit losses on loans totaled 1.58% of total loans at September 30, 2024 and 1.57% of total loans at December 31, 2023.

At September 30, 2024, $227.2 million of the allowance for credit losses on loans was attributable to originated loans, an increase of $4.8 million or 2.2% compared with $222.4 million of the allowance at December 31, 2023. At September 30, 2024, $29.5 million of the allowance for credit losses on loans was attributable to re-underwritten acquired loans compared with $30.0 million of the allowance at December 31, 2023, a decrease of $409 thousand or 1.4%. At September 30, 2024, $28.6 million of the allowance for credit losses on loans was attributable to Non-PCD loans compared with $22.3 million of the allowance at December 31, 2023, an increase of $6.3 million or 28.1%. At September 30, 2024, $69.0 million of the allowance for credit losses on loans was attributable to PCD loans compared with $57.7 million of the allowance at December 31, 2023, an increase of $11.3 million or 19.7%.

At September 30, 2024, the Company had $38.9 million of total outstanding accretable discounts on Non-PCD loans and PCD loans. The Company believes that the allowance for credit losses on loans at September 30, 2024 is adequate to absorb expected lifetime losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at September 30, 2024.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancelable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of September 30, 2024 and December 31, 2023, the Company had $37.6 million and $36.5 million, respectively, in allowance for credit losses on off-balance sheet credit exposures, with the increase due to the LSSB Merger. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

The following table represents a rollforward of the allowance for credit losses on off-balance sheet credit exposures as of the dates indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$37,646	$36,503	$36,503	$29,947
Provision for credit losses on off-balance sheet credit exposures	—	—	1,143	6,556
Balance at end of period	$37,646	$36,503	$37,646	$36,503

Securities

The carrying cost of securities totaled $11.30 billion at September 30, 2024 compared with $12.80 billion at December 31, 2023, a decrease of $1.50 billion or 11.7%. At September 30, 2024, securities represented 28.2% of total assets compared with 33.2% of total assets at December 31, 2023.

The amortized cost and fair value of investment securities were as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$14,350	$1,982	$(50)	$16,282
Collateralized mortgage obligations	208,902	22	(2,125)	206,799
Mortgage-backed securities	109,232	97	(996)	108,333
Total	$332,484	$2,101	$(3,171)	$331,414
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,810	$17	$(3)	$7,824
States and political subdivisions	93,657	736	(1,969)	92,424
Corporate debt securities	12,000	—	(3,600)	8,400
Collateralized mortgage obligations	240,087	425	(14,323)	226,189
Mortgage-backed securities	10,615,788	5,721	(992,286)	9,629,223
Total	$10,969,342	$6,899	$(1,012,181)	$9,964,060

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$20,698	$1,827	$(738)	$21,787
Collateralized mortgage obligations	321,881	967	(2,804)	320,044
Mortgage-backed securities	97,779	96	(1,118)	96,757
Total	$440,358	$2,890	$(4,660)	$438,588
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,631	$—	$(52)	$7,579
States and political subdivisions	116,497	1,864	(2,306)	116,055
Corporate debt securities	12,000	—	(4,200)	7,800
Collateralized mortgage obligations	263,250	—	(20,864)	242,386
Mortgage-backed securities	11,965,930	2,131	(1,357,283)	10,610,778
Total	$12,365,308	$3,995	$(1,384,705)	$10,984,598

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

As of September 30, 2024, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2024, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Fannie Mae or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of September 30, 2024 the Company’s municipal securities represent 0.8% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of September 30, 2024, management believes that there is no potential for material credit losses on held to maturity securities.

Visa Class B-1 Stock Exchange. During the second quarter of 2024, the Bank tendered all of its shares of Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock, pursuant to the terms and subject to the conditions of the public offering of Visa to exchange its Class B-1 common stock for a combination of shares of its Class B-2 common stock and Class C common stock, which expired on May 3, 2024. The Company recorded a gain of $20.6 million during the second quarter of 2024 based on the conversion privilege of the Class C common stock and the closing price of Visa Class A common stock. In the exchange, the Bank received 48,492 shares of Class B-2 stock, recorded at zero cost basis, and 19,245 shares of Class C common stock and has subsequently sold all shares of Class C stock.

Deposits

Total deposits were $28.09 billion at September 30, 2024 compared with $27.18 billion at December 31, 2023, an increase of $907.8 million or 3.3%. Total noninterest-bearing deposits were $9.81 billion at September 30, 2024 compared with $9.78 billion at December 31, 2023, an increase of $34.8 million or 0.4%. Interest-bearing deposits were $18.28 billion at September 30, 2024 compared with $17.40 billion at December 31, 2023, an increase of $873.0 million or 5.0%. The increases were primarily due to the LSSB Merger.

Average deposits for the nine months ended September 30, 2024 were $28.13 billion, an increase of $690.7 million or 2.5% compared with $27.43 billion for the nine months ended September 30, 2023. The ratio of average interest-bearing deposits to total average deposits was 65.3% and 62.4% during the first nine months of 2024 and 2023, respectively.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Nine Months Ended September 30,
	2024		2023
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$4,947,514	0.72%	$5,260,463	0.32%
Regular savings	2,807,004	0.71%	3,241,991	0.70%
Money market savings	6,253,988	2.83%	5,993,655	2.36%
Certificates, IRAs and other time deposits	4,356,700	4.06%	2,627,402	2.63%
Total interest-bearing deposits	18,365,206	2.23%	17,123,511	1.46%
Noninterest-bearing demand deposits	9,759,927		10,310,878
Total deposits	$28,125,133	1.46%	$27,434,389	0.91%

(1)
Annualized and based on average balances on an actual 366-day or 365-day basis for the nine months ended September 30, 2024 and 2023.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Bank Term Funding Program	$3,900,000	$3,725,000
Securities sold under repurchase agreements	228,896	309,277
Total	$4,128,896	$4,034,277

Bank Term Funding Program— During the second quarter of 2023, the Bank began participating in the Federal Reserve’s Bank Term Funding Program (“BTFP”), which ceased extending new loans as of March 11, 2024. Under the BTFP program, eligible depository institutions could obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. The pledged assets are valued at par totaling $4.03 billion at September 30, 2024. At September 30, 2024, the balance outstanding was $3.90 billion consisting of a one-term advance maturing in January 2025 with an interest rate of 4.76%, collateralized by the par value of pledged securities.

FHLB advances and long-term notes payable— The Company has an available line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2024, the Company had total borrowing capacity of $8.13 billion under this line. At September 30, 2024, the Company had no FHLB advances or long-term notes payable balance outstanding.

Securities sold under repurchase agreements— At September 30, 2024, the Company had $228.9 million in securities sold under repurchase agreements with banking customers compared with $309.3 million at December 31, 2023, a decrease of $80.4 million or 26.0%. Repurchase agreements are generally settled on the following business day; however, approximately $3.0 million of the repurchase agreements outstanding at September 30, 2024 have maturity dates ranging from 12 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

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

As of September 30, 2024, the Company had outstanding $4.04 billion in commitments to extend credit, $90.1 million in commitments associated with outstanding standby letters of credit and $752.5 million in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2024, the Company had cash and cash equivalents of $2.21 billion compared with $458.4 million at December 31, 2023, an increase of $1.75 billion or 382.1%. The increase was primarily due to net proceeds from maturities, sales and principal paydowns of investment securities of $1.54 billion, net cash provided by operating activities of $678.5 million, net cash provided by the purchase of Lone Star of $169.9 million and net proceeds from other short-term borrowings of $175.0 million, partially offset by net decrease in deposits of $332.5 million, net increase in loans of $154.9 million, payment of cash dividends of $159.1 million, net decrease in securities sold under repurchase agreements of $80.4 million and repurchase of common stock of $74.8 million.

Share Repurchases

On January 16, 2024, Bancshares announced a stock repurchase program under which it could repurchase up to 5%, or approximately 4.7 million shares, of its outstanding common stock over a one-year period expiring on January 16, 2025, at the discretion of management. Under the stock repurchase program, Bancshares may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. Under its 2024 stock repurchase program, Bancshares repurchased zero shares of its common stock during the three months ended September 30, 2024 and approximately 1.2 million shares of its common stock at a weighted average price of $60.35 per share during the nine months ended September 30, 2024.

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of September 30, 2024 are summarized below.

Bank Term Funding Program

The Company’s future cash payments associated with the Federal Reserve’s BTFP as of September 30, 2024 are summarized below. The future interest payments were calculated using the current rate in effect at September 30, 2024. Payments under the BTFP include interest of $186.1 million that will be due over the future periods. These payments do not include prepayment options that may be available to the Company.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Bank Term Funding Program	$4,086,149	$—	$—	$—	$4,086,149

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company has one sublease arrangement. Sublease income was $826 thousand and $816 thousand for the three months ended September 30, 2024 and 2023 and $2.5 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, operating lease ROU assets and lease liabilities were approximately $35.5 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of September 30, 2024, the weighted average of remaining lease terms of the Company’s operating leases was 5.9 years. The weighted average discount rate used to determine the lease liabilities as of September 30, 2024 for the Company’s operating leases was 3.0%. Cash paid for the Company’s operating leases was $2.9 million and $3.1 million for the three months ended September 30, 2024 and 2023, respectively, and $8.7 million and $9.0 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, the Company obtained $5.2 million in ROU assets in exchange for lease liabilities for three operating leases.

The Company’s future undiscounted cash payments associated with its operating leases as of September 30, 2024 are summarized below (dollars in thousands).

Remaining 2024	$2,668
2025	10,461
2026	9,334
2027	6,332
2028	3,355
2029	2,006
Thereafter	10,495
Total undiscounted lease payments	$44,651

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of September 30, 2024 are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$71,344	$16,656	$2,045	$26	$90,071
Unused capacity on Warehouse Purchase Program loans	752,452	—	—	—	752,452
Commitments to extend credit	1,595,889	911,817	172,499	1,364,391	4,044,596
Total	$2,419,685	$928,473	$174,544	$1,364,417	$4,887,119

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At September 30, 2024 and December 31, 2023, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million and $36.5 million, respectively. The increase in the allowance was due to the LSSB Merger.

Capital Resources

Total shareholders’ equity was $7.36 billion at September 30, 2024 compared with $7.08 billion at December 31, 2023, an increase of $281.9 million or 4.0%. The increase was primarily the result of the common stock issuance in connection with the LSSB Merger of $156.3 million and net income of $349.3 million, partially offset by dividend payments of $159.1 million and common stock repurchases of $74.8 million.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of September 30, 2024, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of September 30, 2024:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of September 30, 2024
The Company
CET1 capital (to risk-weighted assets)	4.50%		7.00%	N/A	15.84%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	N/A	15.84%
Total capital (to risk-weighted assets)	8.00%		10.50%	N/A	17.09%
Tier 1 capital (to average assets) (leverage)	4.00%	(1)	4.00%	N/A	10.52%

The Bank
CET1 capital (to risk-weighted assets)	4.50%		7.00%	6.50%	15.79%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	8.00%	15.79%
Total capital (to risk-weighted assets)	8.00%		10.50%	10.00%	17.04%
Tier 1 capital (to average assets) (leverage)	4.00%	(2)	4.00%	5.00%	10.48%

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None.

b. None.

c. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” in Item 2 of Part I of this report for information regarding Bancshares’ stock repurchase program. No repurchases of Bancshares common stock were made during the third quarter of 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

c. Insider Trading Arrangements and Policies.

On July 30, 2024, Ned Holmes, a member of Bancshares’ Board of Directors, adopted a Rule 10b5-1 trading plan (“Rule 10b5-1 Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The Rule 10b5-1 Plan covers shares of Bancshares common stock owned by (i) by Mr. Holmes directly, (ii) a profit sharing plan for Mr. Holmes, and (iii) a trust for the benefit of Mr. Holmes’ daughter, for which he is the trustee. Among other things, the Rule 10b5-1 Plan provides for the sale of up to 52,000 shares of Bancshares common stock held directly by Mr. Holmes, up to 52,000 shares of Bancshares common stock held by the profit sharing plan and up to 10,400 shares of Bancshares common stock held by the trust. In each case, trades under the Rule 10b5-1 Plan will be made during the period beginning on the later of (i) November 13, 2024, and (ii) the third trading day following disclosure of the Company’s financial results on Form 10-Q for the quarter ended September 30, 2024, and ending on November 30, 2026, subject to earlier termination in accordance with the terms of the Rule 10b5-1 Plan and applicable laws, rules and regulations.

During the three months ended September 30, 2024, no other director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) with respect to Bancshares common stock.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019 (File No. 001-35388))

4.1	Form of certificate representing shares of Bancshares common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (formatted as Inline XBRL and contained in Exhibits 101)

* Filed with this Quarterly Report on Form 10-Q.

** Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 11/7/2024	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 11/7/2024	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer