Form 10-K
period 2024-12-31
PROSPERITY BANCSHARES INC
filed 2025-02-27
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the shares of common stock held by non-affiliates as of June 30, 2024, based on the closing price of the common stock on the New York Stock Exchange on June 30, 2024 was approximately $5.58 billion.

As of February 24, 2025, the number of outstanding shares of common stock was 95,262,717.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2025 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2024, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PROSPERITY BANCSHARES, INC.®

2024 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of December 31, 2024, the Bank operated 283 full service banking locations: 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 62 in the Dallas/Fort Worth area; 22 in the East Texas area; 31 in the Central Texas area including Austin and San Antonio; 44 in the West Texas area including Lubbock, Midland-Odessa, Abilene, Amarillo and Wichita Falls; 15 in the Bryan/College Station area, 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com.

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

Operating under a community banking philosophy, the Company seeks to develop broad customer relationships based on service and convenience while maintaining its prudent approach to lending and sound asset quality. The Company has grown through a combination of internal growth, merger and acquisition transactions and the opening of new banking centers. As a result of its stable customer relationships, the Company is able to maintain a low cost of funds. Utilizing its stable customer relationships and employing stringent cost controls, the Company has been profitable in every year of its existence, including the periods of adverse economic conditions in Texas and Oklahoma.

In addition to internal growth, the Company has completed the following acquisitions since 2014 (through December 31, 2024):

Acquired Entity	Acquired Bank	Completion Date	Number of Banking Centers Acquired (1)
F&M Bancorporation Inc.	The F&M Bank & Trust Company	2014	11
Tradition Bancshares, Inc.	Tradition Bank	2016	7
LegacyTexas Financial Group, Inc.	LegacyTexas Bank	2019	42
First Bancshares of Texas, Inc.	FirstCapital Bank of Texas	2023	16
Lone Star State Bancshares, Inc.	Lone Star State Bank of West Texas	2024	5

(1)
The number of banking centers added does not include any locations of the acquired entity that were closed and consolidated with existing banking centers of the Company upon consummation of the transaction or closed after consummation of the transaction.

Recent Acquisitions

Merger of Lone Star State Bancshares, Inc. — Effective April 1, 2024, the Company completed the merger of Lone Star State Bancshares, Inc. (“Lone Star”) into the Company and the subsequent merger of its wholly owned subsidiary Lone Star State Bank of West Texas (“Lone Star Bank”), into the Bank (collectively, the “LSSB Merger”). Lone Star operated five full-service banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of March 31, 2024, Lone Star, on a consolidated basis, reported total assets of $1.38 billion, total loans of $1.07 billion and total deposits of $1.24 billion.

Pursuant to the terms of the definitive agreement, the Company issued 2,376,182 shares of its common stock plus approximately $64.1 million in cash for all outstanding shares of Lone Star. This resulted in goodwill of $106.7 million as of December 31, 2024, which does not include all the subsequent fair value adjustments that have not yet been finalized. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $17.7 million of core deposit intangibles as of December 31, 2024. In October 2024, the Company completed the operational conversion of Lone Star Bank.

Merger of First Bancshares of Texas, Inc. — Effective May 1, 2023, the Company completed the merger of First Bancshares of Texas, Inc. (“First Bancshares”) into the Company and the subsequent merger of its wholly owned subsidiary, FirstCapital Bank of Texas, N.A. (“FirstCapital Bank”), into the Bank (collectively, the “FB Merger”). FirstCapital Bank operated 16 full-service banking offices in six different markets in West, North and Central Texas areas, including its main office in Midland, Texas, and banking offices in Midland, Lubbock, Amarillo, Wichita Falls, Burkburnett, Byers, Henrietta, Dallas, Horseshoe Bay, Marble Falls and Fredericksburg, Texas. As of March 31, 2023, First Bancshares, on a consolidated basis, reported total assets of $2.14 billion, total loans of $1.65 billion and total deposits of $1.71 billion.

Pursuant to the terms of the definitive agreement, the Company issued 3,583,370 shares of its common stock plus approximately $91.5 million in cash for all outstanding shares of First Bancshares capital stock. This resulted in goodwill of $164.8 million as of December 31, 2024, which includes all the final subsequent fair value adjustments. Additionally, the Company recognized $23.5 million of core deposit intangibles related to the FB Merger. During the second quarter of 2023, the Company completed the operational conversion of FirstCapital Bank.

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

As of December 31, 2024, the Company had 3,916 full-time equivalent associates, 1,130 of whom were officers of the Bank. Neither the Company nor the Bank is a party to any collective bargaining agreement. The Company is fully committed to the concept and practice of equal opportunity. In 2024, its workforce, from senior officers to tellers, was 50% minority and 75% female.

The Company’s associates bring a variety of backgrounds, perspectives, and experiences that are reflective of the communities and customers the Company serves. The unique capabilities and talents that its associates invest in their work represent a significant part of not only the Company’s culture but its reputation and achievements as well.

To further foster its relationship with its associates, the Company has implemented the following initiatives:

•
Hiring, training, and retaining associates from diverse backgrounds.
•
Encouraging associates to recruit new team members through the Company’s Referral Reward Program.
•
Reaching out to organizations that assist women and minorities in job services in order to attract a more diverse group of applicants.
•
Participating in a variety of activities that reflect the demographics within the communities the Company serves.
•
Developing strategies to reach multicultural markets.
•
Providing training and development opportunities as noted below.

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

The Company offers a variety of benefits to full-time associates, including Medical Insurance, Dental Insurance, Vision Insurance, Basic Life Insurance, Voluntary Life Insurance, Spouse/Dependent Life Insurance, Short Term Disability, Long Term Disability, Worksite Supplemental Benefits, Flexible Spending Account, 401(k)/Profit Sharing Plan, Vacation Leave, Sick Leave and Paid Holidays.

Recruiting, Training, Development and Retention. In order to provide current associates with the opportunity for advancement, the Company posts job opportunities internally for three calendar days before making them available to the public. Of the approximately 1,690 open positions filled in 2024, 39% were filled by internal associates.

The Company recognizes that employee training and development are business imperatives essential to employee retention and providing excellent service. Associates receive formal and informal position specific training on various regulatory compliance topics, person to person functional and product training, policy and procedure documentation, online webinars and videos. The Company has position-specific required training delivered annually, and as industry or bank policy and procedure changes dictate. Associates are encouraged to explore and achieve a full range of training and development opportunities to personalize career development and to prioritize their unique needs and growth opportunities. The Company fosters an environment where associates are encouraged to reach their full potential by enhancing current skills, work toward a future role, or take steps to build new skills through hands-on learning involving common customer interaction scenarios, coaching conversations, mentor relationships, feedback, performance appraisals and working with role models.

The Company recognizes that associates play a valuable role in its overall success. The Company strives to keep associates motivated and focused through the areas discussed above. All related programs or benefits contribute to the Company’s overall productivity and performance and play a vital role in attracting and retaining associates.

Business Culture. The Company’s directors and officers are important to the Company’s success and play a key role in the Company’s business development efforts by actively participating in civic and public service activities in the communities served by the Company.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of individual consumers and businesses throughout Texas and Oklahoma. At December 31, 2024, the Bank maintained approximately 816,300 separate deposit accounts including certificates of deposit and 70,400 separate loan accounts. At December 31, 2024, noninterest-bearing demand deposits were 34.5% of the Bank’s total deposits. For the year ended December 31, 2024, the Company’s average cost of funds was 1.87%, and the Company’s average cost of deposits (excluding all borrowings) was 1.47%.

The Company has been an active real estate lender, with commercial real estate (including farmland and multi-family residential); 1-4 family residential (including home equity); and construction, land development and other land loans comprising 29.3%, 38.3% and 12.9%, respectively, of the Company’s total loans as of December 31, 2024. The Company is active in commercial and industrial lending, with commercial loans comprising 11.3% of the Company’s total loans as of December 31, 2024. The Company also offers agricultural loans, loans for automobiles and other consumer durables, home equity loans, debit and credit cards, digital banking solutions, trust and wealth management, retail brokerage services, mortgage services and treasury management. The Company offers businesses a broad array of loan products including term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery, land development and interim construction loans for builders, and owner-occupied and non-owner occupied commercial real estate loans. The Company has a Warehouse Purchase Program that allows mortgage banking company customers to close one-to-four-family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors.

By offering certificates of deposit, interest checking accounts, money market accounts and savings accounts at competitive rates, the Company gives its depositors a full range of traditional deposit products.

As of December 31, 2024, the Company’s trust department maintained total assets of $2.89 billion, including managed assets of $2.35 billion. The trust department provides trust services in the Company’s various market areas.

The Company’s banking operations are considered by management to be aggregated in one reportable operating segment. For more information about the Company’s segment reporting, refer to Note 1 to the consolidated financial statements.

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

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its prudent approach to lending, the Company has emphasized both new and existing loan products, focusing on increasing its commercial real estate, commercial and industrial, and residential real estate loan portfolios. Loans at December 31, 2024 were $22.15 billion compared with $21.18 billion at December 31, 2023, an increase of $968.7 million or 4.6%. Commercial and industrial loans were $2.51 billion and represented 11.3% of the total loan portfolio as of December 31, 2024. Commercial real estate loans (including multifamily residential and excluding farmland) were $5.80 billion and represented 26.2% of the total portfolio as of December 31, 2024. One-to-four-family residential loans (excluding home equity) were $7.58 billion and represented 34.2% of the total loan portfolio as of December 31, 2024. Construction, land development and other land loans were $2.86 billion and represented 12.9% of the total loan portfolio as of December 31, 2024. Warehouse Purchase Program loans were $1.08 billion and represented 4.9% of the total loan portfolio as of December 31, 2024.

Maintain Sound Asset Quality. The Company continues to maintain the sound asset quality that has been representative of its historical loan portfolio. As the Company continues to diversify and increase its lending activities and acquire loans in acquisitions, it may face higher risks of nonpayment and increased risks in the event of prolonged economic downturns. The Company intends to continue to employ the strict underwriting guidelines and comprehensive loan review processes that have contributed to its low incidence of nonperforming assets and minimal charge-offs in relation to its size. Nonperforming assets were 0.37% of total loans and other real estate at December 31, 2024. Excluding Warehouse Purchase Program loans, nonperforming assets were 0.39% of total loans and other real estate at December 31, 2024. All Warehouse Purchase Program loans were performing loans at December 31, 2024.

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

Supervision and Regulation

The Company is extensively regulated under federal and state law. In addition, proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on the Company and the Bank, are difficult to predict. Regulatory agencies may issue enforcement actions, policy statements, interpretive letters, and similar written guidance applicable to the Company or to the Bank. The Company expects the Trump administration will seek to implement a regulatory reform agenda that is significantly different than that of the Biden administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. Changes in applicable laws, regulations, or regulatory guidance, or their interpretation by regulatory agencies or courts may have a material adverse effect on the Company’s and the Bank’s business, operations, and earnings.

The Company and the Bank must undergo regular examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential.

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

The Company

The Company is a financial holding company pursuant to the Gramm-Leach-Bliley Act and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Accordingly, the Company is subject to primary supervision, regulation and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The Gramm-Leach-Bliley Act, the BHCA and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Further, as a public company, the Company also files reports with the U.S. Securities and Exchange Commission (“SEC”) and is subject to its regulatory authority, including the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, with respect to the Company’s securities, financial reporting and certain governance matters. Because the Company’s securities are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “PB,” the Company is subject to NYSE’s rules for listed companies, including rules relating to corporate governance.

Regulatory Restrictions on Dividends and Share Repurchases. The Company is regarded as a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues is dividends received from the Bank. As described in more detail below, federal and state law places limitations on the amount that banks may pay in dividends, which the Bank must adhere to when paying dividends to the Company. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if the prospective rate of earnings retention is consistent with the organization’s expected capital needs and financial condition. The Federal Reserve Board’s policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. The Federal Reserve Board is authorized to limit or prohibit the payment of dividends if, in the Federal Reserve Board’s opinion, the payment of dividends would constitute an unsafe or unsound practice in light of a bank holding company’s financial condition. Federal Reserve Board policy also provides that a bank holding company should inform the Federal Reserve Board reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company's capital structure.

The Federal Reserve Board generally requires prior notice of any redemption or repurchase of a bank holding company’s own equity securities if the consideration to be paid, together with the net consideration paid for any repurchases or redemptions in the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. Further, the Federal Reserve Board may oppose a dividend or repurchase transaction if it would constitute an unsafe or unsound practice or would violate any law or regulation.

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

Source of Strength. Federal Reserve Board policy and federal law require a bank holding company to act as a source of financial and managerial strength to each of its banking subsidiaries. Under this requirement, the Company is expected to commit resources to support the Bank, including support at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary. The FDIC may require reports from the Company to assess the Company’s ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring the Company to provide financial assistance to the Bank in the event of the Bank’s financial distress.

If the Company were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment.

Scope of Permissible Activities. As a financial holding company, the Company is permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company that has not elected to be a financial holding company. Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve Board to be closely related to banking. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or, if determined by the Federal Reserve Board, complementary to financial activities. If the Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, or if the Bank receives a rating of less than satisfactory under the Community Reinvestment Act of 1977 (“CRA”), the Federal Reserve Board may, among other things, place limitations on the Company’s ability to conduct these broader financial activities or, if the deficiencies persist, require the Company to divest the banking subsidiary or the businesses engaged in activities permissible only for financial holding companies.

In addition, the Federal Reserve Board has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees, and other parties participating in the affairs of a bank or bank holding company. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve Board, and separately the FDIC as the insurer of bank deposits have the authority to compel or restrict certain actions by the Company if they determine that the Company has insufficient capital or other resources, or is otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, the Company’s regulators can require the Company or its subsidiaries to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, confidential agreements, and consent or cease and desist orders pursuant to which the Company would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

If the Company is unable to comply with the terms of any then applicable regulatory actions or directives, supervisory agreements or orders, then the Company could become subject to additional, heightened supervisory actions and orders, possibly including prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on the Company’s common stock and preferred stock, if any. If such supervisory actions were to occur, the Company could, among other things, become subject to significant restrictions on the Company’s ability to develop any new business, as well as restrictions on the Company’s existing business, and the Company could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such action could have a material negative effect on the Company’s business, reputation, operating flexibility, financial condition, and the value of the Company’s securities.

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

Anti-Tying Restrictions. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for them on the condition that (1) the client obtain or provide some additional credit, property, or services from or to the bank or bank holding company or their subsidiaries or (2) the client not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a client obtains two or more traditional bank products. The law also expressly permits banks to engage in other forms of tying and authorizes the Federal Reserve Board to grant additional exceptions by regulation or order.

Acquisitions by Bank Holding Companies. The BHCA permits acquisitions of banks by bank holding companies, such that the Company and any other bank holding company, whether located in Texas or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. The BHCA requires that a bank holding company obtain the prior approval of the Federal Reserve Board before (1) acquiring direct or indirect ownership or control of 5% or more of the voting shares of any additional bank or bank holding company, (2) taking any action that causes an additional bank or bank holding company to become a subsidiary of the bank holding company, or (3) merging or consolidating with any other bank holding company. The Federal Reserve Board may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider: (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the CRA; and (4) the effectiveness of the company in combating money laundering.

Control Acquisitions. Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve Board before acquiring control of any bank holding company, such as the Company, or before acquiring control of any FDIC-insured bank, such as the Bank. Upon receipt of such notice, the Federal Reserve Board may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a person or group acquires the power to vote 10% or more of the Company’s outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of the Company’s stock.

The Volcker Rule. Section 13 of the BHCA, commonly referred to as the “Volcker Rule,” generally prohibits the Company and the Company’s subsidiaries from (1) engaging in certain proprietary trading, and (2) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. Since neither the Company nor the Bank engages in the types of trading or investing covered by the Volcker Rule, the Volcker Rule does not currently have any effect on the operations of the Company or the Bank.

Incentive Compensation. The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as the Company and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies and the SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2024, these rules have not been implemented.

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

Capital Requirements

The Company and the Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the banking regulators may determine that a banking organization based on its size, complexity, or risk profile must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks, are important factors that are to be taken into account in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on the Company’s capital levels.

The Company and the Bank are subject to the following risk-based capital ratios: a common equity tier 1 (“CET1”) risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock plus retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets, and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities, and equity holdings.

The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average total consolidated assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks and bank holding companies is 4%.

In addition, effective January 1, 2019, the capital rules required a capital conservation buffer of 2.5% above each of the minimum risk-based capital ratio requirements (CET1, Tier 1, and total capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks, or make discretionary bonus payments to executive management without restriction.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. FDICIA imposes progressively more restrictive restraints on operations, management, and capital distributions depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations, and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

To be well-capitalized, the Bank must maintain at least the following capital ratios:

•
6.5% CET1 to risk-weighted assets;
•
8.0% Tier 1 capital to risk-weighted assets;
•
10.0% Total capital to risk-weighted assets; and
•
5.0% leverage ratio.

The Federal Reserve Board has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve Board’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. Also, the Federal Reserve Board may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels depending upon general economic conditions and a bank holding company’s particular condition, risk profile, and growth plans.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company’s operations or financial condition. Failure to meet minimum capital requirements could also result in restrictions on the Company’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.

In 2024, the Company’s and the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. As of December 31, 2024, the Company’s ratio of CET1 to risk-weighted assets was 16.42%, Tier 1 capital to risk-weighted assets was 16.42%, total capital to risk-weighted assets was 17.67% and Tier 1 capital to average quarterly assets (leverage ratio) was 10.82%.

In response to the novel strain of coronavirus disease (“COVID-19”) pandemic, in March 2020 the joint federal bank regulatory agencies issued an interim final rule that allowed banking organizations that implemented ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments” (“CECL”) in 2020 to mitigate the effects of the CECL accounting standard in their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. The Company adopted the option provided by the interim final rule, which delayed the effects of CECL on its regulatory capital through 2021, after which the effects were phased in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period include both the initial impact of the Company’s adoption of CECL on January 1, 2020 and 25% of subsequent changes in the Company’s allowance for credit losses during each quarter of the two-year period ended December 31, 2021. The cumulative amount of the transition adjustments was phased in over a three-year transition period that began on January 1, 2022, was 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024.

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

Equivalence to National Bank Powers. The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, FDICIA has operated to limit this authority. FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the DIF. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

Standards for Safety and Soundness. The Federal Deposit Insurance Act requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls; (2) information systems and audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate risk exposure; and (6) asset quality. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

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

Restrictions on Transactions with Affiliates and Insiders. The Bank is subject to restrictions on extensions of credit and certain other transactions between the Bank and the Company or any nonbank affiliate. Generally, these covered transactions with either the Company or any affiliate are limited to 10% of the Bank’s capital and surplus, and all such transactions between the Bank and the Company and all of its nonbank affiliates combined are limited to 20% of the Bank’s capital and surplus. Loans and other extensions of credit from the Bank to the Company or any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between the Bank and the Company or any affiliate are required to be on an arm’s length basis. Federal banking laws also place similar restrictions on certain extensions of credit by insured banks, such as the Bank, to their directors, executive officers, and principal shareholders and their related interests.

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

Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Bank’s ability to raise interest rates and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, the CFPB, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights and civil money penalties in each jurisdiction in which the Bank operates. Failure to comply with consumer protection requirements may also result in the Bank’s failure to obtain any required regulatory approval for merger or other acquisition transactions the Bank may wish to pursue or its prohibition from engaging in such transactions even if approval is not required.

The Dodd-Frank Act established the CFPB, which has supervisory, examination and enforcement authority over depository institutions with total assets of $10 billion or greater and other providers of consumer financial products or services such as the Bank. The CFPB has broad rulemaking authority for a wide range of federal consumer financial laws, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB can issue cease-and-desist orders against banks and other entities that violate federal consumer financial laws and may also institute a civil action against an entity in violation of federal consumer financial laws in order to impose a civil penalty or injunction.

In October 2024, the CFPB issued a final rule that requires a provider of payment accounts or products, such as a bank, to make data available to consumers free upon request regarding the products or services they obtain from the provider. Any such data provider is also required to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data is required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The final rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. Banks with over $10 billion and less than $250 billion in total assets, such as the Bank, must comply with the new requirements by April 1, 2027.

In December 2024, the CFPB issued a final rule that, among other things, amends Regulation Z (otherwise known as the “Truth In Lending Act”) and impacts extensions of overdraft credit offered by financial institutions with more than $10 billion in assets. The final rule defines overdraft credit as generally including consumer credit extended by a financial institution to pay a transaction from a checking or other transaction account (other than a prepaid account) held at the financial institution when the consumer has insufficient or unavailable funds in that account. The final rule requires that extensions of overdraft credit adhere to consumer protections required of similarly situated products, unless the overdraft fee is at or below the institution's costs and losses as determined by (1) calculating its own costs and losses using a standard set forth in the rule; or (2) relying on a benchmark flat fee of five dollars. An overdraft that incurs charges that exceed costs and losses will become a covered overdraft credit and subject to Regulation Z which requires that lenders disclose borrowing costs, interest rates and fees upfront and in clear language so consumers can understand all the terms and make informed decisions. Furthermore, covered overdraft credit extensions must be put in a credit account and may not be structured as a negative balance on a checking or other transaction account. The provisions of the final rule become effective on October 1, 2025.

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

In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment is intended to increase the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC’s amended restoration plan.

In November 2023, the FDIC adopted a final rule to implement a special assessment to recover the losses to the DIF associated with several bank failures that occurred during early 2023. The assessment base for the special assessment was equal to estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, to be collected at a quarterly rate of approximately 3.36 basis points for an anticipated total of eight quarterly assessment periods, beginning in the first quarter of 2024. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any additional future assessments will impact the Company’s future deposit insurance expense is currently uncertain.

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve Board adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to the Bank and other card-issuing banks for processing electronic payment transactions. Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve Board also has rules governing routing and exclusivity that require issuers to offer at least two unaffiliated networks for routing transactions on each debit or prepaid product. On October 25, 2023, the Federal Reserve Board issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents per debit card transaction. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve Board from large debit card issuers. The extent to which any such proposed changes in permissible interchange fees will impact the Company’s future revenue is uncertain.

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

On October 24, 2023, the Office of the Comptroller of the Currency (“OCC”), Federal Reserve Board, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026, and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. As of December 31, 2024, the revised CRA regulations have been subject to an injunction since March 29, 2024.

Anti-Money Laundering and Anti-Terrorism Legislation. A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. The U.S. Bank Secrecy Act (“BSA”) and the USA PATRIOT Act of 2001 (the “USA Patriot Act”) require financial institutions to develop programs to prevent them from being used for, and to detect and deter, money laundering, terrorist financing, and other illegal activities. The USA Patriot Act substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued, and in some cases proposed, a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. The regulations also impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious financial, legal and reputational consequences for the institution and could block or substantially delay a merger or other acquisition transaction.

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

Cybersecurity. The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If the Company fails to observe such regulatory guidance or standards, the Company could be subject to various regulatory sanctions, including financial penalties.

Banking organizations are required to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States. In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy, and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material, with periodic updates as to the status of the incident in subsequent filings as necessary.

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

Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions, inflationary trends, changes in government spending and debt issuances and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, and could also affect (1) the Company’s ability to originate loans, such as decreased demand due to higher interest rates, and obtain deposits, (2) the fair value of the Company’s financial assets and liabilities and (3) the average duration of the Company’s mortgage-backed securities portfolio. Beginning early in 2022, in response to growing signs of inflation, the Federal Reserve Board increased interest rates rapidly; however, interest rates have begun to decrease following three cuts to the Federal Funds rate by the Federal Reserve Board in 2024 in response to declining inflation. Although the inflationary outlook in the United States has improved, it remains above the Federal Reserve Board’s target and the Federal Reserve Board may take further actions to mitigate inflationary pressures.

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

In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of military conflict, including conflicts in Ukraine and the Middle East, terrorism or other geopolitical events. Current economic conditions are significantly affected by elevated interest rates and levels of inflation. Continuing inflationary pressures in 2025 could lead to increased costs to the Company’s customers, making it more difficult for them to repay their loans or other obligations, which would increase the Company’s credit risk.

Despite recent interest rate cuts, any future need to increase rates to address persistent or renewed inflationary pressures could increase borrowing costs for customers, potentially leading to reduced loan demand, increased credit risk, and weakened asset values in the Company’s lending portfolio. Changes in trade policies by the United States or other countries, such as tariffs or retaliatory tariffs, may cause inflation which could impact the prices of products sold by the Company’s borrowers and have the potential to reduce demand for their products impacting their profitability and making it difficult for borrowers to repay their loans. Further, evolving responses from federal and state governments and other regulators, and the Company’s customers or vendors, to new challenges such as climate change have impacted and could continue to impact the economic and political conditions under which the Company operates, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s success depends primarily on the general economic conditions of the primary markets in Texas and Oklahoma in which it operates and where its loans are concentrated. The local economic conditions in Texas and Oklahoma have a significant impact on the Company’s commercial, real estate and construction, land development and other land loans; the ability of its borrowers to repay their loans; and the value of the collateral securing these loans. Accordingly, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. In addition, due to the large number of oil and gas companies in the Company’s market areas, the volatility in oil prices may negatively impact economic conditions in these areas. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company could experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, inflation, an increase or decline in commodity prices, recession, weather extremes, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and could negatively affect the Company’s financial condition, results of operations and cash flows.

The Company’s dependence on loans secured by real estate subjects it to risks relating to fluctuations in the real estate market that could adversely affect its financial condition, results of operations and cash flows.

Approximately 80.5% of the Company’s total loans as of December 31, 2024 consisted of loans included in the real estate loan portfolio, with 29.3% in commercial real estate (including farmland and multifamily residential), 38.3% in residential real estate (including home equity) and 12.9% in construction, land development and other land loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The market value for real estate can fluctuate significantly over a relatively short period as a result of conditions in the Company’s primary market areas, due to economic downturns, changes in the economic health of industries heavily concentrated in a particular market area, housing supply, or changes in market interest rates. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for credit losses, which could adversely affect its financial condition, results of operations and cash flows.

The Company’s commercial real estate and commercial loans expose it to increased credit risks, and these risks will increase if the Company succeeds in increasing these types of loans.

The Company has emphasized both new and existing loan products, focusing on managing its commercial real estate (including farmland and multifamily residential) and commercial loan portfolios, and intends to continue to increase its lending activities and acquire loans in possible future acquisitions. As a result, commercial real estate and commercial loans as a proportion of its portfolio could increase. As of December 31, 2024, commercial real estate (including farmland and multifamily residential) and commercial loans comprised approximately 40.6% of the Company’s loan portfolio. In general, commercial real estate loans and commercial loans pose greater credit risks than do owner-occupied residential real estate loans. These types of loans are also typically larger than residential real estate loans. Accordingly, the deterioration of one or several of these loans could cause a significant increase in nonperforming loans, which could result in a loss of earnings from these loans and an increase in the provision for credit losses and net charge-offs.

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

As of December 31, 2024, commercial real estate loans (including multifamily residential and excluding farmland) comprised approximately 26.2% of the Company’s loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than residential real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. Commercial real estate markets have been impacted by the economic disruptions caused by the COVID-19 pandemic. The pandemic has also been a catalyst for the evolution of various remote work options that could have an adverse effect on the long-term performance of some types of office properties within the Company’s commercial real estate portfolio. A failure by the Company to have adequate risk management policies, procedures and controls could adversely affect the Company’s ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

As of December 31, 2024, funded commitments to oil and gas production and service companies represented 2.5% of total loans, excluding Warehouse Purchase Program loans. Further, energy production and related industries represent a large part of the economies in many of the Company’s market areas. The energy industry and market prices for oil and gas have historically been cyclical. Global wars, military conflicts, terrorism, governmental and social responses to environmental issues and climate change, or other geopolitical events as well as actions by members of the Organization of Petroleum Exporting Countries can impact global crude oil and gas production levels and lead to significant volatility in global oil and gas supplies and market prices. Prolonged periods of low oil and gas commodity prices could negatively impact the Company’s borrowers' ability to pay, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. Future oil price volatility could have negative impacts on the U.S. economy, in particular, the economies of energy-dominant states such as Texas, and the Company’s borrowers and customers. Such negative impacts could result in an increased rate of loan delinquencies and credit losses which, accordingly, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company relies heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans the Company will originate, as well as the terms of those loans. If any of the information upon which the Company relies is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or the Company may fund a loan that it would not have funded or on terms it would not have extended. Whether a misrepresentation is made by the applicant or another third-party, the Company generally bears the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the monetary losses the Company may suffer. The Company believes it has underwriting and operational controls in place to prevent or detect such fraud, but these controls may not be effective in detecting fraud and the Company could experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect financial results or reputation. The Company’s lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of services. The Company’s and its customers’ exposure to fraud may increase the Company’s financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in the allowance for credit losses. Some level of fraud loss is unavoidable, and the risk of loss cannot be eliminated.

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

Liquidity is essential to the Company’s business, and it monitors and manages its liquidity daily. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s access to funding sources in amounts adequate to finance its activities or on terms which are acceptable to it could be impaired by factors that affect the Company specifically or the financial services industry or economy in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of its business activity as a result of a downturn in the markets in which its loans are concentrated or adverse regulatory action against it. The Company’s ability to borrow could also be impaired by factors that are not specific to it, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry and deterioration in credit markets.

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

Any future bank failures like those experienced in 2023 or similar events may negatively impact customer confidence in the safety and soundness of regional banks and may generate market volatility among publicly traded bank holding companies and, in particular, regional banking organizations like the Company. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve Board, and the FDIC historically have taken action to ensure that depositors of failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that regional bank failures or bank runs will not occur in the future and, if they were to occur, they may have a material and adverse impact on customer and investor confidence in regional banks negatively impacting the Company’s liquidity, capital, results of operations and stock price.

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

The market for acquisitions remains highly competitive, and the Company may be unable to find acquisition candidates in the future that fit its acquisition and growth strategy. To the extent that the Company is unable to find suitable acquisition candidates, an important component of its growth strategy may be lost. Additionally, the market for bank acquisitions was significantly and adversely impacted in 2023, by a number of factors, including:

•
increased regulatory scrutiny;
•
elevated interest rates;

•
declining financial institution stock value
•
lower fair market values of investment securities portfolios; and
•
high-profile regional bank failures and the resulting effects therefrom.

Although most of these factors have either significantly subsided or no longer remain, to the extent these factors, or other factors outside of the Company’s control, return, persist, or arise, the Company’s ability to pursue and consummate acquisitions may be adversely impacted.

Acquisitions of financial institutions, such as the recent acquisitions of First Bancshares and Lone Star, involve operational risks and uncertainties. Acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect the Company’s organization. The Company may not be able to complete future acquisitions; and, if completed, the Company may not be able to successfully integrate the operations, management, products and services of the entities that it acquires and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from the Company’s management that they would otherwise direct at servicing existing business and developing new business. The Company’s inability to find suitable acquisition candidates or failure to successfully integrate the entities it acquires into its existing operations may increase its operating costs significantly and adversely affect its business and earnings. Acquisitions may also result in potential dilution to existing shareholders of the Company’s earnings per share if the Company issues common stock in connection with an acquisition.

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2024, the Company’s goodwill totaled $3.50 billion. Although the Company has not recorded any such impairment charges since it initially recorded the goodwill, the Company’s future evaluations of goodwill could result in findings of impairment and related write-downs, which may have a material adverse effect on its financial condition and results of operations.

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

The Company relies heavily on communications and information systems to conduct its business and store sensitive data. Any failure, interruption or breach in security of these systems, whether caused by physical damage, internal or external threat actors, viruses or other malware, could jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure as well as result in failures or disruptions in the Company’s customer relationship management, general ledger, deposits, servicing or loan origination systems. The amount of cyber insurance coverage that the Company maintains and expects would apply in the event of various breach scenarios may not be adequate in any particular case. In addition, cyber threat scenarios are inherently difficult to predict and can take many forms, some of which may not be covered under the Company’s cyber insurance coverage. Security measures that the Company, with the help of third-party service providers, has implemented or intends to continue to implement to prevent damage from cyberattacks may not entirely mitigate these risks. In addition, increases in cyber threats and the sophistication of bad actors, advances in computer capabilities, new discoveries in the field of cryptography and/or artificial intelligence, or other developments could result in a compromise or breach of the programs and processes that the Company and its third-party service providers use to protect client transaction data. The Company’s efforts to maintain the security and integrity of its information systems and its measures to manage the risks of a security breach or disruption may not be effective, and attempted security breaches or disruptions could be successful or damaging. Breaches also may occur as a result of remote working arrangements.

Breaches of the Company’s or vendors’ systems, thefts of data and other breaches and criminal activity may result in significant disruptions to the Company’s operations, significant costs to respond or remediate losses, damage to the Company’s customer relationships, regulatory scrutiny and enforcement, civil litigation and possible financial liability and/or loss of future business opportunities due to reputational damage, any of which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are rapidly and constantly evolving and generally are not recognized until launched against a target, in some cases are designed not to be detected and, in fact, may not be detected for a period of time or at all. Accordingly, the Company may be unable to anticipate or be prepared for these techniques or to implement adequate security barriers or other preventative measures, and thus it is not possible for the Company to entirely mitigate this risk. Data privacy laws also continue to evolve, with states increasingly proposing or enacting legislation that relates to data privacy and data protection. The Company may be required to incur additional expense to comply with these evolving regulations and could face penalties for violating any of these regulations.

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

The Company’s customers interact with their own and other third-party systems, which pose operational risks to the Company. The Company may be adversely affected by data breaches at customers’ service providers, aggregators, retailers and other third parties who maintain data relating to the Company’s customers who obtain a service from the third party and that involve the theft of customer data, including the theft of customers’ account data, debit card, credit card, wire transfer and other identifying and/or access information used to obtain the services of third parties. Despite third-party security risks that are beyond the Company’s control, the Company offers its customers protection against fraud and attendant losses for unauthorized use. Offering such protection to customers exposes the Company to significant expenses and potential losses related to reimbursing the Company’s customers for fraud losses, reissuing the compromised cards and increased monitoring for suspicious activity. If a data breach of considerable magnitude were to occur at one or more service providers, aggregators, retailers or another third party, the Company’s business, financial condition and results of operations may be adversely affected.

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

The Company’s internal controls, including fraud detection and controls, disclosure controls and procedures, and corporate governance procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls and procedures are met. Any failure or circumvention of controls and procedures; failure to comply with regulations related to controls and procedures; or failure to comply with corporate governance procedures could have a material adverse effect on the Company’s reputation, business, financial condition and results of operations, including subjecting the Company to litigation, regulatory fines, penalties or other sanctions. Furthermore, notwithstanding the proliferation of technology and technology-based risk and control systems, the Company’s business ultimately relies on people as its greatest resource, and the Company is subject to the risk that they make mistakes or engage in violations of applicable policies, laws, rules or procedures that in the past have not, and in the future may not always be prevented by the Company’s technological processes or by the controls and other procedures intended to prevent and detect such errors or violations. Human errors, malfeasance and other misconduct, even if promptly discovered and remediated, can result in reputational damage or legal risk and have a material adverse effect on the Company’s business, financial condition and results of operations.

The use of new technologies, including artificial intelligence (“AI”) and machine learning, may result in reputational harm, increased regulatory scrutiny and increased liability.

The banking industry is subject to rapid and significant technological change. To compete effectively, the Company and its third-party vendors may use new and evolving technologies, including AI and machine learning, to help improve its customer service and products and to automate certain business decisions or risk management practices. The Company’s direct or indirect use of AI and machine learning is subject to risks that algorithms and datasets are flawed or may be insufficient or contain biased information. In addition, the models and processes relating to AI and machine learning are not always transparent, which could increase the risk of unintended deficiencies. These deficiencies could result in inaccurate and ineffective decisions, predictions or analysis, which could subject the Company to competitive harm, legal liability, increased regulatory scrutiny, reputational harm or other consequences that the Company may not be able to predict, any of which could negatively affect the Company’s financial condition and results of operations.

Further, the legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and the risk of non-compliance.

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

The Company’s financial condition and results of operations may be adversely affected by changes in accounting policies, standards and interpretations.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”), including the accounting rules and regulations of the SEC and the FASB, requires management to make significant estimates and assumptions that impact the Company’s financial statements by affecting the value of its assets or liabilities and results of operations. Some of the Company’s accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because materially different amounts may be reported if different estimates or assumptions are used. If such estimates or assumptions underlying its financial statements are incorrect, the Company’s financial condition and results of operations could be adversely affected.

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

Climate change could have a material negative impact on the Company and its customers.

The Company’s business, as well as the operations and activities of its customers, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Company and its customers and these risks are expected to increase over time. These risks include (1) operational risk from the physical effects of climate events on the Company’s facilities and other assets as well as those of customers; (2) credit risk from borrowers with significant exposure to climate risk; and (3) reputational risk from stakeholder concerns about the Company’s practices related to climate change, the Company’s carbon footprint and the Company’s business relationships with customers who operate in carbon-intensive industries. The Company’s business, reputation and ability to attract and retain employees may also be harmed if its response to climate change is perceived to be ineffective or insufficient.

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

Additionally, while investors and shareholder advocates continued to place emphasis on how corporations address Environmental, Social and Governance (“ESG”) issues in their business strategy when making investment decisions and when developing their proxy recommendations, the Executive Orders issued by the President of the United States in early 2025 may impact the ESG initiatives of investors and the Company’s decisions with respect to ESG. Regardless of the outcome, the Company could incur meaningful costs with respect to its ESG efforts and if such efforts are negatively perceived, the Company’s reputation and stock price may suffer.

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

The Company’s articles of incorporation provide for noncumulative voting for directors and authorize the Board of Directors to issue shares of its preferred stock without shareholder approval and upon such terms as the Board of Directors may determine. The issuance of the Company’s preferred stock could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from acquiring, a controlling interest in the Company. In addition, certain provisions of Texas law, including a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control of the Company.

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

Reputation risk, or the risk to earnings and capital from negative public opinion, is inherent in the Company’s business. Negative public opinion could result from the Company’s actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and public scrutiny related to environmental, social and governance issues, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally. Negative public opinion could adversely affect the Company’s ability to keep and attract customers and expose it to adverse legal and regulatory consequences.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company’s risk management program is designed to identify, assess, and mitigate risks across various areas and functions, including financial, operational, technological, regulatory, reputational, and legal. Cybersecurity is a critical component of the risk management program. The Company’s information security program is designed to protect the security, availability, integrity, and confidentiality of its computer systems, networks, software and information assets, including customer and other sensitive data.

The structure of the Company’s information security program is designed around the National Institute of Standards and Technology Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, the Company leverages certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. The Chief Information Security Officer (CISO), who reports directly to the Chief Risk Officer, and the Chief Information Officer (CIO), who reports directly to the Director of Corporate Strategy, along with key members of their teams, regularly collaborate with peer banks and industry groups to discuss cybersecurity trends, issues and best practices. The information security program is periodically reviewed with the goal of addressing changing threats and conditions.

The Company employs an in-depth, layered, defensive strategy that embraces a “secure by design” philosophy when designing new products, services, and technology. The Company leverages people, processes, and technology as part of its efforts to manage and maintain cybersecurity controls and employs a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity. The Company also actively monitors its email gateways for malicious phishing email campaigns and monitors remote connections as a portion of its workforce has the option to work remotely.

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

The Company maintains an Information Security Incident Response Policy (“Incident Response Policy”) and related procedures that provide a documented framework for responding to actual or potential cybersecurity incidents, including timely escalation of incidents to the Crisis Management Team and notification to the appropriate regulatory and governmental authorities. As needed, the notification may include the CEO and/or the Company’s and Bank’s Board of Directors. The Incident Response Policy and related procedures are coordinated through the Chief Risk Officer and key members of management, including but not limited to representatives from the information security, information technology and legal teams that are embedded into the procedures by design. The Incident Response Policy facilitates coordination across multiple parts of the organization and is evaluated at least annually.

To date, the Company has not experienced a cybersecurity incident that has materially impacted its business strategy, results of operations, or financial condition. Despite the Company’s efforts, there can be no assurance that its cybersecurity risk management processes and measures described will be fully implemented, complied with, or effective in protecting its systems and information. The Company faces risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect its business strategy, results of operations or financial condition. See Item 1A. “Risk Factors” in this document for further discussion of the risks associated with an interruption or breach in the Company’s information systems or infrastructure.

Governance

The Bank’s Board of Directors is responsible for overseeing the risks associated with cybersecurity threats. The Strategic Technology Oversight Committee (“STOC”) of the Board has primary responsibility for overseeing the technology program, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. The CISO and the CIO provide quarterly reports to the STOC regarding the information security and technology programs, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The CISO also reports summaries of key issues, including significant cybersecurity and/or privacy incidents.

In addition to the STOC, the management-level Operations Committee and the Enterprise Risk Management Committee (“ERM Committee”) focus on and provide oversight of the information security program. The ERM Committee reviews and, as appropriate, approves the broad objectives, strategies and policies governing the Company’s protection of data assets and information security framework. The ERM Committee additionally assesses the adequacy of information security practices and reports on cyber risk to the Risk Committee of the Company’s Board of Directors. The Operations Committee is chaired by the Chief Operating Officer and includes the CISO, CIO and other key departmental managers from throughout the Company. This committee generally meets bi-weekly to discuss various operational strategy and issues, including information technology and information security policies, practices, controls, and mitigation and prevention efforts.

The CISO is accountable for managing the enterprise information security department and delivering the information security program. The responsibilities of the information security department include threat detection and prevention, cybersecurity risk assessment, a portion of defense operations, incident management, vulnerability assessment, threat intelligence, and third-party risk management. The department also provides security awareness training. The Company’s information technology department works together with information security in defense operations and is responsible for business resilience, including identity management.

ITEM 2. PROPERTIES

As of December 31, 2024, the Company conducted business at 283 full-service banking centers. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe, Houston, Texas. The Company also owns or leases other facilities in which its banking centers are located as listed below by geographical market area. The Company also owns or leases various corporate and operations offices. The expiration dates of the leases range from 2025 to 2032 and do not include renewal periods which may be available at the Company’s option.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2024:

Geographical Area	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2024
			(dollars in thousands)
Bryan/College Station area	15	—	$1,627,833
Houston area	65	13	7,553,823
Central Texas area	31	2	2,153,902
Dallas/Fort Worth area	62	22	5,907,175
East Texas area	22	—	1,127,708
West Texas area	44	10	5,348,163
South Texas area	30	3	3,068,316
Central Oklahoma area	6	1	589,115
Tulsa Oklahoma area	8	2	1,005,303
	283	53	$28,381,338

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The Company’s common stock is listed on the New York Stock Exchange under the symbol “PB.” As of February 24, 2025, there were 95,262,717 shares outstanding and 4,515 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

Dividends

Holders of common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. Although the Company has declared dividends on its common stock since 1994, and paid quarterly dividends aggregating $2.26 per share for 2024 and $2.21 per share for 2023, the Company could discontinue payment of dividends in the future. Future dividends on the common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the Board of Directors of the Company.

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

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter) for the Company’s last two fiscal years were as follows:

	2024	2023
Fourth Quarter	$0.58	$0.56
Third Quarter	0.56	0.55
Second Quarter	0.56	0.55
First Quarter	0.56	0.55

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024 regarding the Company’s equity compensation plan under which the Company’s equity securities are authorized for issuance. As of December 31, 2024, the Company had shares of restricted stock outstanding under its 2020 Stock Incentive Plan, which was approved by the Company’s shareholders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,508,583	(1)
Equity compensation plans not approved by security holders	—	—	—
	—	$—	1,508,583

(1)
All of these awards are available under the Company’s 2020 Stock Incentive Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 16, 2024, the Company announced a stock repurchase program under which up to 5%, or approximately 4.7 million shares, of its outstanding common stock may be acquired over a one-year period expiring on January 16, 2025, at the discretion of management. Under the 2024 stock repurchase program, the Company repurchased approximately 1.2 million shares of its common stock at an average weighted price of $60.35 per share during the year ended December 31, 2024.

On January 21, 2025, the Company announced a stock repurchase program under which up to 5%, or approximately 4.8 million shares, of its outstanding common stock may be acquired over a one-year period expiring on January 21, 2026, at the discretion of management. Under the 2025 stock repurchase program, the Company may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” for additional information.

Insider Trading Arrangements and Policies

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees and other covered persons. The Company believes that its Inside Information and Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of the Company’s Inside Information and Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2019 to December 31, 2024, with the cumulative total return of the S&P 500 Total Return Index, the Nasdaq Bank Index and the KBW Nasdaq Regional Banking Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2019 in the Company’s common stock, the S&P 500 Total Return Index, the Nasdaq Bank Index and the KBW Nasdaq Regional Banking Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

* $100 invested on 12/31/19 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

	12/19	12/20	12/21	12/22	12/23	12/24
Prosperity Bancshares, Inc.	$100.00	$99.59	$106.69	$110.55	$106.79	$122.89
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
NASDAQ Bank	100.00	90.81	128.28	107.54	114.99	141.59
KBW NASDAQ Regional Banking	100.00	91.29	124.74	116.10	115.63	130.90

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

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
•
risks related to the use of new technologies, including artificial intelligence and machine learning;
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

Three principal components of the Company’s growth strategy are internal growth, efficient operations and acquisitions, including strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. The Company also focuses on maintaining efficiency and stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan and deposit processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. The Company’s banking operations are considered by management to be aggregated in one reportable operating segment. For more information about the Company’s segment reporting, refer to Note 1 to the consolidated financial statements.

Net income was $479.4 million, $419.3 million and $524.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, and diluted earnings per share were $5.05, $4.51 and $5.73, respectively, for these same periods. Net income and net income per diluted common share for the year ended December 31, 2024 were impacted by an increase in net interest income, a decrease in the FDIC special assessment of $16.3 million, a gain on Visa Class B-1 stock exchange net of investment securities sales of $11.2 million, a decrease in merger related provision for credit losses of $9.5 million, a decrease in merger related expenses of $10.7 million, and increases in noninterest income and noninterest expense related to nine months of Lone Star Bank operations. The change in net income and earnings per diluted share for the year ended December 31, 2023 was primarily due to lower net interest income, the FDIC special assessment of $19.9 million, merger related provision for credit losses of $18.5 million, merger related expenses of $15.1 million and additional expenses related to the merger of First Bancshares. During the fourth quarter of 2023, the Company accrued for the FDIC special assessment of $19.9 million, which was imposed by the FDIC to recover the cost associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in early 2023.

The Company posted returns on average assets of 1.21%, 1.08% and 1.39% and returns on average common equity of 6.56%, 6.03% and 7.97% for the years ended December 31, 2024, 2023 and 2022, respectively. The Company’s efficiency ratio was 48.43% in 2024, 50.26% in 2023 and 42.23% in 2022. The efficiency ratio is calculated by dividing total noninterest expense (excluding net gains and losses on the sale, write-down or write-up of assets and securities) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale of assets and securities are not included. Additionally, taxes are not part of this calculation.

Total assets were $39.57 billion at December 31, 2024 , an increase of $1.02 billion or 2.6% compared with $38.55 billion at December 31, 2023. Total deposits were $28.38 billion at December 31, 2024, an increase of $1.20 billion or 4.4% compared with $27.18 billion at December 31, 2023. Total loans were $22.15 billion at December 31, 2024, an increase of $968.7 million or 4.6% compared with $21.18 billion at December 31, 2023. At December 31, 2024, the Company had $75.8 million in nonperforming loans, and its allowance for credit losses on loans was $351.8 million compared with $70.9 million in nonperforming loans and an allowance for credit losses on loans of $332.4 million at December 31, 2023. Shareholders’ equity was $7.44 billion and $7.08 billion at December 31, 2024 and 2023, respectively.

Recent Acquisitions

Merger of Lone Star State Bancshares, Inc. — Effective April 1, 2024, the Company completed the merger of Lone Star into the Company and the subsequent merger of its wholly owned subsidiary Lone Star Bank into the Bank (collectively, the “LSSB Merger”). Lone Star Bank operated five full-service banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of March 31, 2024, Lone Star, on a consolidated basis, reported total assets of $1.38 billion, total loans of $1.08 billion and total deposits of $1.24 billion.

Pursuant to the terms of the definitive agreement, the Company issued 2,376,182 shares of its common stock plus approximately $64.1 million in cash for all outstanding shares of Lone Star. This resulted in goodwill of $106.7 million as of December 31, 2024, which does not include all the subsequent fair value adjustments that have not yet been finalized. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $17.7 million of core deposit intangibles as of December 31, 2024. In October 2024, the Company completed the operational conversion of Lone Star Bank.

Merger of First Bancshares of Texas, Inc. — Effective May 1, 2023, the Company completed the merger of First Bancshares into the Company and the subsequent merger of its wholly owned subsidiary, FirstCapital Bank, into the Bank (collectively, the “FB Merger”). FirstCapital Bank operated 16 full-service banking offices in six different markets in West, North and Central Texas areas, including its main office in Midland, and banking offices in Midland, Lubbock, Amarillo, Wichita Falls, Burkburnett, Byers, Henrietta, Dallas, Horseshoe Bay, Marble Falls and Fredericksburg, Texas. As of March 31, 2023, First Bancshares, on a consolidated basis, reported total assets of $2.14 billion, total loans of $1.65 billion and total deposits of $1.71 billion.

Pursuant to the terms of the definitive agreement, the Company issued 3,583,370 shares of its common stock plus approximately $91.5 million in cash for all outstanding shares of First Bancshares. This resulted in goodwill of $164.8 million as of December 31, 2024, which includes all the final subsequent fair value adjustments. Additionally, the Company recognized $23.5 million of core deposit intangibles related to the FB Merger. During the second quarter of 2023, the Company completed the operational conversion of FirstCapital Bank.

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

Business Combinations—Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” A business combination occurs when the Company acquires net assets that constitute a business and obtains control over that business. Business combinations are effected through the transfer of consideration consisting of cash and/or common stock and are accounted for using the acquisition method. Accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values at the acquisition date. Determining the fair value of assets and liabilities, especially the loan portfolio, is a process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values becomes available. The results of operations of an acquired entity are included in the Company’s consolidated results from the acquisition date, and prior periods are not restated.

Allowance for Credit Losses— The allowance for credit losses is accounted for in accordance with FASB ASC Topic 326, “Financial Instruments-Credit Losses” (“CECL”), which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss methodology. CECL requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is an allowance available for losses on loans and held-to-maturity securities that is deducted from the amortized cost basis to estimate the net amount expected to be collected. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is likely and can be reasonably estimated. Recoveries are credited to the allowance at the time of recovery.

The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on expected losses on impaired loans and certain purchased credit-deteriorated loans (“PCD”); and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company. Management has established an allowance for credit losses which it believes is adequate to cover the expected losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible.

Pursuant to the Company’s adoption of ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023, the Company prospectively discontinued troubled debt restructurings accounting and no longer measures the economic concession for loan modifications occurring on or after the adoption date. In addition, modifications to loans previously designated as troubled debt restructurings that occur on or after January 1, 2023, are accounted for under the adopted ASU and result in the elimination of any prior economic concession recorded in the allowance related to such loans. The Company evaluates all restructurings, including restructurings for borrowers experiencing financial difficulty, to determine whether they result in a new loan or a continuation of an existing loan. In accordance with ASC 326, the Company only establishes a specific reserve for modifications to borrowers experiencing financial difficulty when the loan is identified as impaired. The effect of most modifications of loans made to borrowers who are experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance. The Company adjusts the terms of loans for certain borrowers when it believes such changes will help its customers manage their loan obligations and increase the collectability of the loans. Modifications to borrowers experiencing financial difficulty may include but are not limited to changes in committed loan amount, interest rate, amortization, note maturity, borrower, guarantor, collateral, forbearance, forgiveness of principal or interest, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. The approval of modifications of loans for borrowers experiencing financial difficulty are handled on a case-by-case basis. For further discussion of the methodology used in the determination of the allowance for credit losses, see “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses”, “Financial Condition—Allowance for Credit Losses” sections below and Note 1 and Note 5 to the consolidated financial statements.

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit is below the carrying value of its equity. Under FASB ASC Topic 350-20, “Intangibles—Goodwill and Other—Goodwill,” companies have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment. An entity has an unconditional option to bypass the qualitative assessment described in the following paragraph for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired.

The Company had no intangible assets with indefinite useful lives at December 31, 2024. Core deposit intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These core deposit intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. The Company performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. Based on the Company’s annual goodwill impairment test as of October 1, 2024, management does not believe any of its goodwill is impaired as of December 31, 2024, because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at December 31, 2024, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

2024 versus 2023. Net interest income before the provision for credit losses for 2024 was $1.03 billion compared with $956.4 million for 2023, an increase of $70.1 million or 7.3%. The change was primarily due to an increase in the average balances and average rates on loans and on federal funds sold and other earning assets, an increase in loan discount accretion of $9.4 million and a decrease in the average balance and rates on other borrowings, partially offset by a decrease in the average balances on investment securities and an increase in the average balances and rates on interest-bearing deposits. Interest income was $1.62 billion in 2024, an increase of $179.2 million or 12.4% compared with 2023. Interest income on loans was $1.31 billion for 2024, an increase of $164.2 million or 14.3% compared with 2023, primarily due an increase in the average balances and average rates on loans. The Company had $35.2 million of total outstanding net accretable discounts on Non-PCD loans and PCD loans at December 31, 2024. Interest income on securities was $246.7 million during 2024, a decrease of $36.6 million or 12.9% compared with 2023 due primarily to a decrease in the average balances on investment securities. Average interest-bearing liabilities increased $699.4 million or 3.3% during 2024 compared with 2023. The average rate on interest-bearing liabilities increased from 2.27% to 2.69% during the same time period, resulting in an increase in interest expense of $109.1 million. The total cost of funds increased to 1.87% during 2024 compared to 1.54% during 2023.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 2.93% on a tax equivalent basis for 2024, an increase of 15 basis points compared with 2.78% for 2023.

2023 versus 2022. Net interest income before the provision for credit losses for 2023 was $956.4 million compared with $1.01 billion for 2022, a decrease of $48.8 million or 4.9%. The change was primarily due to an increase in the average balances and average rates on other borrowings and an increase in the average rates on interest-bearing deposits, partially offset by increases in the average balances and average rates on loans. Interest income was $1.44 billion in 2023, an increase of $349.7 million or 31.9% compared with 2022. Interest income on loans was $1.15 billion for 2023, an increase of $317.8 million or 38.2% compared with 2022, primarily due an increase in the average balances and average rates on loans. The Company had $27.9 million of total outstanding accretable discounts on Non-PCD loans and PCD loans at December 31, 2023. Interest income on securities was $283.3 million during 2023, an increase of $22.9 million or 8.8% compared with 2022 due primarily to an increase in the average rates on investment securities, partially offset by a decrease in the average balances on investment securities. Average interest-bearing liabilities increased $1.50 billion or 7.5% during 2023 compared with 2022. The average rate on interest-bearing liabilities increased from 0.45% to 2.27% during the same time period, resulting in an increase in interest expense of $398.5 million. The total cost of funds increased to 1.54% during 2023 compared to 0.29% during 2022.

Net interest margin was 2.78% on a tax equivalent basis for 2023, a decrease of 22 basis points compared with 3.00% for 2022.

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

	Years Ended December 31,
	2024			2023			2022
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans held for sale	$7,603	$522	6.87%	$6,508	$452	6.95%	$3,420	$164	4.80%
Loans held for investment	20,973,042	1,242,836	5.93%	19,754,541	1,089,743	5.52%	17,155,082	788,504	4.60%
Loans held for investment - Warehouse Purchase Program	973,206	69,804	7.17%	815,853	58,801	7.21%	1,051,237	42,521	4.04%
Total loans	21,953,851	1,313,162	5.98%	20,576,902	1,148,996	5.58%	18,209,739	831,189	4.56%
Investment securities	11,934,793	246,726	2.07%	13,719,899	283,302	2.06%	14,613,799	260,416	1.78%
Federal funds sold and other earning assets	1,216,728	63,825	5.25%	248,691	12,245	4.92%	709,270	3,230	0.46%
Total interest-earning assets	35,105,372	1,623,713	4.63%	34,545,492	1,444,543	4.18%	33,532,808	1,094,835	3.26%
Allowance for credit losses on loans	(344,167)			(314,350)			(283,997)
Noninterest-earning assets	4,839,630			4,741,815			4,475,434
Total assets	$39,600,835			$38,972,957			$37,724,245
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$4,900,189	$35,342	0.72%	$5,150,049	$19,554	0.38%	$6,299,924	$10,175	0.16%
Savings and money market deposits	8,949,010	194,317	2.17%	9,129,845	168,184	1.84%	10,384,178	45,907	0.44%
Certificates and other time deposits	4,301,763	178,965	4.16%	2,832,754	84,607	2.99%	2,322,754	12,030	0.52%
Federal funds purchased and other borrowings	3,802,910	181,640	4.78%	4,008,616	206,323	5.15%	543,107	18,851	3.47%
Securities sold under repurchase agreements	257,171	6,954	2.70%	389,313	9,404	2.42%	457,553	2,641	0.58%
Subordinated debentures	—	—	—	1,031	38	3.69%	—	—	—
Total interest-bearing liabilities	22,211,043	597,218	2.69%	21,511,608	488,110	2.27%	20,007,516	89,604	0.45%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	9,683,980			10,224,241			10,903,539
Allowance for credit losses on off-balance sheet credit exposures	37,134			33,271			29,947
Other liabilities	363,607			253,047			204,574
Total liabilities	32,295,764			32,022,167			31,145,576
Shareholders' equity	7,305,071			6,950,790			6,578,669
Total liabilities and shareholders' equity	$39,600,835			$38,972,957			$37,724,245
Net interest rate spread			1.94%			1.91%			2.81%
Net interest income and margin(1)		$1,026,495	2.92%		$956,433	2.77%		$1,005,231	3.00%
Net interest income and margin (tax equivalent)(2)		$1,029,678	2.93%		$960,073	2.78%		$1,007,046	3.00%

(1)
The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax equivalent adjustment has been computed using a federal income tax rate of 21% and other applicable effective tax rates for the years ended December 31, 2024, 2023 and 2022.

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

	Years Ended December 31,
	2024 vs. 2023			2023 vs. 2022
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$76	$(6)	$70	$148	$140	$288
Loans held for investment	67,218	85,875	153,093	119,480	181,759	301,239
Loans held for investment - Warehouse Purchase Program	11,341	(338)	11,003	(9,521)	25,801	16,280
Securities	(36,861)	285	(36,576)	(15,929)	38,815	22,886
Federal funds sold and other temporary investments	47,664	3,916	51,580	(2,097)	11,112	9,015
Total increase in interest income	89,438	89,732	179,170	92,081	257,627	349,708
Interest-bearing liabilities:
Interest-bearing demand deposits	(949)	16,737	15,788	(1,857)	11,236	9,379
Savings and money market accounts	(3,331)	29,464	26,133	(5,545)	127,822	122,277
Certificates of deposit	43,875	50,483	94,358	2,641	69,936	72,577
Other borrowings	(10,588)	(14,095)	(24,683)	120,286	67,186	187,472
Securities sold under repurchase agreements	(3,192)	742	(2,450)	(394)	7,157	6,763
Subordinated debentures	(38)	—	(38)	38	—	38
Total increase in interest expense	25,777	83,331	109,108	115,169	283,337	398,506
Increase (decrease) in net interest income	$63,661	$6,401	$70,062	$(23,088)	$(25,710)	$(48,798)

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income to bring the Company’s allowance for credit losses on loans and off-balance sheets credit exposures to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses” and “Financial Condition—Allowance for Credit Losses on Off-Balance Sheet Credit Exposures”. The allowance for credit losses on loans at December 31, 2024 was $351.8 million, or 1.59% of total loans and 1.67% of total loans excluding Warehouse Purchase Program loans. The allowance for credit losses on loans at December 31, 2023 was $332.4 million, or 1.57% of total loans and 1.63% of total loans excluding Warehouse Purchase Program loans. Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given defaults and recovery rates, with no carryover of any existing allowance for credit losses. The allowance for credit losses on off-balance sheet credit exposures was $37.6 million at December 31, 2024, compared with $36.5 million at December 31, 2023. The provision for credit losses was $9.1 million for the year ended December 31, 2024 compared with $18.5 million for the year ended December 31, 2023 and no provision for credit losses for the year ended December 31, 2022. The $9.1 million provision was due to loans acquired in the LSSB Merger and consisted of a $7.9 million provision for credit losses on loans and a $1.2 million provision for credit losses on off-balance sheet credit exposures. The $18.5 million provision was made as a result of the loans acquired in the FB Merger and consisted of a $12.0 million provision for credit losses on loans and a $6.5 million provision for credit losses on off-balance sheet credit exposures.

Net charge-offs for the years ended December 31, 2024, 2023 and 2022 were $14.6 million, $38.0 million and $4.8 million, respectively. Net charge-offs for the year ended December 31, 2024 included $3.4 million related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Additionally, reserves on PCD loans increased by $26.1 million due to Day One accounting for PCD loans at the time of the LSSB Merger. Further, $15.4 million of reserves on resolved PCD loans were released to the general reserve.

Noninterest Income

The Company’s primary sources of recurring noninterest income are credit, debit and ATM card income, nonsufficient funds (“NSF”) fees, and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its various additional products and services, including trust services, mortgage lending, brokerage and independent sales organization sponsorship operations. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method. For the year ended December 31, 2024, noninterest income totaled $165.8 million, an increase of $12.5 million or 8.2% compared with 2023. This increase was primarily due to a gain on Visa Class B-1 stock exchange net of investment securities sales of $11.2 million and increases in service charges on deposit accounts, partially offset by a decrease in other noninterest income.

For the year ended December 31, 2023, noninterest income totaled $153.3 million, an increase of $8.1 million or 5.6% compared with 2022. This increase was primarily due to the FB Merger, partially offset by lower net gain on the sale or write-down of assets.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$35,417	$33,691	$34,014
Credit card, debit card and ATM card income	37,308	36,471	34,764
Service charges on deposit accounts	26,498	24,582	24,730
Trust income	14,750	13,269	12,250
Mortgage income	3,096	2,298	1,399
Brokerage income	4,742	4,275	3,654
Bank owned life insurance income	7,980	6,653	5,119
Net gain on sale or write-down of assets	2,824	1,986	3,934
Net gain on sale or write-up of securities	11,245	—	—
Other	21,949	30,040	25,264
Total noninterest income	$165,809	$153,265	$145,128

Noninterest Expense

For the year ended December 31, 2024, noninterest expense totaled $570.6 million, an increase of $13.9 million or 2.5% compared with 2023. The change was primarily due to an increase in salaries and benefits, an increase in credit and debit card, data processing and software amortization and additional expenses related to the LSSB Merger, partially offset by a decrease in the FDIC special assessment of $16.3 million and a decrease in merger related expenses of $10.7 million.

For the year ended December 31, 2023, noninterest expense totaled $556.7 million, an increase of $72.5 million or 15.0% compared with 2022. The change was primarily due to the FDIC special assessment of $19.9 million, merger related expenses of $15.1 million and additional expenses related to the FB Merger.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Salaries and employee benefits(1)	$352,353	$328,430	$314,713
Non-staff expenses:
Net occupancy and equipment	35,786	35,517	32,446
Credit and debit card, data processing and software amortization	47,300	41,570	37,327
Regulatory assessments and FDIC insurance	27,370	40,165	11,381
Core deposit intangibles amortization	15,670	12,676	10,336
Depreciation	19,054	18,283	17,960
Communications(2)	13,697	14,413	13,005
Net other real estate income(3)	(291)	(834)	(122)
Merger related expenses	4,444	15,133	272
Other	55,190	51,345	46,868
Total noninterest expense	$570,573	$556,698	$484,186

(1)
Total salaries and employee benefits include $12.8 million, $12.2 million and $11.8 million in 2024, 2023 and 2022, respectively, in stock-based compensation expense.
(2)
Communications expense includes telephone, data circuits, postage, and courier expenses.
(3)
Other real estate expense is net of rental income and gains and losses on sales of real estate.

Salaries and Employee Benefits. Salaries and employee benefits were $352.4 million for the year ended December 31, 2024, an increase of $23.9 million or 7.3% compared with 2023, primarily as a result of the LSSB Merger. Salaries and employee benefits were $328.4 million for the year ended December 31, 2023, an increase of $13.7 million or 4.4% compared with 2022, primarily as a result of the FB Merger. The number of full-time equivalent associates employed by the Company was 3,916, 3,850 and 3,633 at December 31, 2024, 2023 and 2022, respectively. Total salaries and benefits for the year ended December 31, 2024 included $12.8 million in stock‑based compensation expense compared with $12.2 million and $11.8 million recorded for the years ended December 31, 2023 and 2022, respectively.

Net Occupancy and Equipment: Net occupancy and equipment expense was $35.8 million for the year ended December 31, 2024, an increase of $269 thousand compared with 2023. Net occupancy and equipment expense was $35.5 million for the year ended December 31, 2023, an increase of $3.1 million or 9.5% compared with 2022, primarily due to the FB Merger.
Credit and Debit Card, Data Processing and Software Amortization. Credit and debit card, data processing and software amortization expenses were $47.3 million for the year ended December 31, 2024, an increase of $5.7 million or 13.8% compared with 2023, primarily due to an increase in software maintenance expense, data processing costs and the LSSB Merger. Credit and debit card, data processing and software amortization expenses were $41.6 million for the year ended December 31, 2023, an increase of $4.2 million or 11.4% compared with 2022, primarily due to an increase in data processing costs and the FB Merger.

Regulatory Assessments and FDIC Insurance. Regulatory assessments and FDIC insurance assessments were $27.4 million for the year ended December 31, 2024, a decrease of $12.8 million or 31.9% compared with the year ended December 31, 2023, due to a decrease in the FDIC special assessment. Regulatory assessments and FDIC insurance assessments were $40.2 million for the year ended December 31, 2023, an increase of $28.8 million, compared with $11.4 million for the year ended December 31, 2022, as a result of the FDIC special assessment of $19.9 million and the FB Merger. During the fourth quarter of 2023, the Company accrued for the FDIC special assessment of $19.9 million, which was imposed by the FDIC to recover the cost associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in early 2023.

Core Deposit Intangibles Amortization. Core deposit intangibles (“CDI”) amortization was $15.7 million for the year ended December 31, 2024, an increase of $3.0 million or 23.6% compared with the year ended December 31, 2023, primarily due to the LSSB Merger. CDI amortization was $12.7 million for the year ended December 31, 2023, an increase of $2.3 million or 22.6% compared with $10.3 million for the year ended December 31, 2022.

Merger Related Expenses. Merger related expenses were $4.4 million for the year ended December 31, 2024, a decrease of $10.7 million, primarily due to lower merger related expenses for the LSSB Merger. Merger related expenses were $15.1 million for the year ended December 31, 2023, due to the FB Merger and the LSSB Merger.

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

The Company’s efficiency ratio calculated pursuant to GAAP was 47.85% for the year ended December 31, 2024 compared with 50.17% for the year ended December 31, 2023 and 42.09% for the year ended December 31, 2022. The efficiency ratio, as used by the Company, excluding net gains and losses on the sale, write-down or write-up of assets and securities, was 48.43% for the year ended December 31, 2024, compared with 50.26% for the year ended December 31, 2023 and 42.23% for the year ended December 31, 2022.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of nondeductible expenses. Income tax expense was $133.3 million for the year ended December 31, 2024, an increase of $18.1 million or 15.7% compared with $115.1 million for the year ended December 31, 2023. Income tax expense was $115.1 million for the year ended December 31, 2023, a decrease of $26.5 million or 18.7% compared with $141.7 million for the year ended December 31, 2022. The effective tax rate for the years ended December 31, 2024, 2023 and 2022 was 21.8%, 21.5% and 21.3%, respectively. The effective income tax rates differed from the U.S. statutory rate of 21% during 2024, 2023 and 2022 primarily due to the effect of tax-exempt income from loans, securities and bank owned life insurance (“BOLI”) offset by the effect of state taxes.

Financial Condition

Loan Portfolio

At December 31, 2024, total loans were $22.15 billion, an increase of $968.7 million or 4.6% compared with $21.18 billion at December 31, 2023. Loans at December 31, 2024 included $10.7 million of loans held for sale and $1.08 billion of Warehouse Purchase Program loans. At December 31, 2024, total loans were 78.0% of deposits and 56.0% of total assets. At December 31, 2023, total loans were $21.18 billion, an increase of $2.34 billion or 12.4% compared with $18.84 billion at December 31, 2022. Loans at December 31, 2023 included $5.7 million of loans held for sale and $822.2 million of Warehouse Purchase Program loans. At December 31, 2023, total loans were 77.9% of deposits and 54.9% of total assets.

The following table summarizes the Company’s total loan portfolio by type of loan as of the dates indicated:

	December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$2,508,088	11.3%	$2,305,040	10.9%
Warehouse purchase program	1,080,903	4.9%	822,245	3.9%
Real estate:
Construction, land development and other land loans	2,859,281	12.9%	3,076,591	14.5%
1-4 family residential (1)	7,581,450	34.2%	7,207,226	34.0%
Home equity	906,139	4.1%	960,852	4.5%
Commercial real estate (including multi-family residential) (2)	5,800,985	26.2%	5,662,948	26.8%
Farmland	681,883	3.1%	598,898	2.8%
Agriculture	351,663	1.6%	217,145	1.0%
Consumer	122,923	0.5%	127,079	0.6%
Other	255,894	1.2%	202,514	1.0%
Total loans (3)	$22,149,209	100.0%	$21,180,538	100.0%

(1)
Includes loans held for sale of $10.7 million and $5.7 million at December 31, 2024 and 2023, respectively.
(2)
Commercial real estate loans include approximately $2.06 billion and $2.03 billion of owner-occupied loans for the years ended December 31, 2024 and 2023 respectively.
(3)
Includes net fair value discounts on acquired loans of $35.2 million and $27.9 million at December 31, 2024 and 2023, respectively.

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

	December 31, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$10,690	$—	$—	$—	$10,690
Commercial and industrial	1,676,205	573,129	228,320	30,434	2,508,088
Warehouse purchase program	1,080,903	—	—	—	1,080,903
Real estate:
Construction, land development and other land loans	2,451,888	203,098	95,402	108,893	2,859,281
1-4 family residential (including home equity)	7,588,289	204,846	676,339	7,425	8,476,899
Commercial real estate (including multi-family residential)	4,255,559	368,320	942,962	234,144	5,800,985
Farmland	550,760	18,000	89,725	23,398	681,883
Agriculture	206,457	97,481	19,426	28,299	351,663
Consumer and other	359,186	9,980	9,610	41	378,817
Total loans held for investment	18,169,247	1,474,854	2,061,784	432,634	22,138,519
Total	$18,179,937	$1,474,854	$2,061,784	$432,634	$22,149,209

	December 31, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$5,734	$—	$—	$—	$5,734
Commercial and industrial	1,499,739	540,360	195,509	69,432	2,305,040
Warehouse purchase program	822,245	—	—	—	822,245
Real estate:
Construction, land development and other land loans	2,739,059	126,694	5,412	205,426	3,076,591
1-4 family residential (including home equity)	7,211,453	214,809	730,189	5,893	8,162,344
Commercial real estate (including multi-family residential)	4,262,288	338,200	834,922	227,538	5,662,948
Farmland	560,440	8,516	18,706	11,236	598,898
Agriculture	160,381	45,142	5,491	6,131	217,145
Consumer and other	271,000	44,922	13,588	83	329,593
Total loans held for investment	17,526,605	1,318,643	1,803,817	525,739	21,174,804
Total	$17,532,339	$1,318,643	$1,803,817	$525,739	$21,180,538

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

Loans to borrowers with aggregate debt relationships over $1.0 million and below $5.0 million are evaluated and acted upon on a daily basis by two of the company-wide designated senior credit officers. Loans to borrowers with aggregate debt relationships above $5.0 million are evaluated and acted upon by an officers’ loan committee that meets weekly.

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

Included in commercial loans are (1) commitments to oil and gas producers largely secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party and verified by the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of December 31, 2024, the Company had $280.3 million in funded commitments outstanding to oil and gas production companies and $163.8 million in unfunded commitments, for a total of $444.2 million. This compares with funded commitments to oil and gas production companies of $80.3 million and $303.1 million in unfunded commitments, for a total of $383.4 million as of December 31, 2023. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds. As of December 31, 2024, the Company had $265.7 million in funded commitments outstanding to service companies and $138.7 million in unfunded commitments, for a total of $404.4 million. This compares with funded commitments to service companies of $288.1 million and $168.5 million in unfunded commitments, for a total of $456.6 million as of December 31, 2023.

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

Warehouse Purchase Program. The Warehouse Purchase Program allows unaffiliated mortgage originators (“Clients”) to close 1-4 family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors. The Company’s Clients are strategically targeted for their experienced management teams and analyzed for the expected profitability of each Client’s business model over the long term. The Clients are located across the U.S. and originate mortgage loans primarily through traditional retail and/or wholesale business models using underwriting standards as required by United States government-sponsored enterprise agencies, “Agencies” such as Federal National Mortgage Association (“Fannie Mae”), private investors to which the mortgage loans are ultimately sold and/or mortgage insurers.

At December 31, 2024, the Company had 33 mortgage banking company customers with aggregate uncommitted facilities (“Facilities”) of $2.14 billion and an actual aggregate outstanding balance of $1.08 billion; and the Clients’ individual Facilities ranged in size from $3.0 million to $230.0 million. A Facility is often supported by a payment guaranty of the Client’s owners holding significant ownership positions, along with non-interest-bearing compensating balance deposits in line with the Facility amount. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan curtailments to reduce the Company’s risk if an individual mortgage loan is not timely purchased by an investor. The average mortgage loan being purchased by the Company reflects a blend of Agency and private investor underwriting guidelines. At December 31, 2024, the Company’s mortgage warehouse portfolio had an average loan-to-value ratio (LTV) of 74%, an average credit score of 699 and an average loan size of $322 thousand. The Company’s purchases under these Facilities are priced using a combined base rate and a risk premium set for both product type (Prime, Jumbo, etc.) and age of the loan.

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

Loan Maturities. The contractual maturity ranges of the Company’s loan portfolio, excluding loans held for sale of $10.7 million and Warehouse Purchase Program loans of $1.08 billion, by type of loan and the amount of such loans with predetermined interest rates and variable rates in each maturity range as of December 31, 2024 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include net loan purchase discounts of $35.2 million.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)
Commercial and industrial	$778,650	$1,261,255	$362,261	$111,158	$2,513,324
Real estate:
Construction, land development and other land loans	693,907	540,453	573,702	1,052,567	2,860,629
1-4 family residential (includes home equity)	53,794	242,565	1,888,707	6,289,949	8,475,015
Commercial (includes multi-family residential)	271,543	1,199,783	2,137,316	2,220,371	5,829,013
Agriculture (includes farmland)	321,986	164,851	240,467	308,345	1,035,649
Consumer and other	84,503	76,410	149,365	68,943	379,221
Total	$2,204,383	$3,485,317	$5,351,818	$10,051,333	$21,092,851
Loans with a predetermined interest rate	$533,187	$1,555,466	$3,111,854	$3,470,683	$8,671,190
Loans with a variable interest rate	1,671,196	1,929,851	2,239,964	6,580,650	12,421,661
Total	$2,204,383	$3,485,317	$5,351,818	$10,051,333	$21,092,851

The following table presents information regarding loans with contractual maturities of one year or more with a predetermined interest rate or a variable interest rate by type of loan at December 31, 2024.

	Loans with a predetermined interest rate	Loans with a variable interest rate	Total
	(Dollars in thousands)
Commercial and industrial	$515,809	$1,218,864	$1,734,673
Real estate:
Construction, land development and other land loans	279,172	1,887,551	2,166,723
1-4 family residential (includes home equity)	5,163,981	3,257,241	8,421,222
Commercial (includes multi-family residential)	1,782,716	3,774,755	5,557,471
Agriculture (includes farmland)	316,818	396,844	713,662
Consumer and other	79,507	215,210	294,717
Total	$8,138,003	$10,750,465	$18,888,468

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

The following table presents information regarding past due loans and nonperforming assets at the dates indicated.

	December 31,
	2024	2023	2022
	(Dollars in thousands)
Nonaccrual loans (1)(3)	$73,647	$68,688	$19,614	(2)
Accruing loans 90 or more days past due	2,189	2,195	5,917
Total nonperforming loans	75,836	70,883	25,531
Repossessed assets	4	76	—
Other real estate	5,701	1,708	1,963
Total nonperforming assets	$81,541	$72,667	$27,494
Nonperforming assets to total loans and other real estate	0.37%	0.34%	0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.39%	0.36%	0.15%
Nonaccrual loans to total loans	0.33%	0.32%	0.10%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.35%	0.34%	0.11%

(1)
ASU 2022-02 became effective for the Company on January 1, 2023.
(2)
Includes troubled debt restructurings of $4.6 million for the year ended December 31, 2022.
(3)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The following tables present information regarding past due loans and nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans at the dates indicated:

	December 31, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$46,280	$4,216	$7,138	$16,013	$73,647
Accruing loans 90 or more days past due	2,189	—	—	—	2,189
Total nonperforming loans	48,469	4,216	7,138	16,013	75,836
Repossessed assets	—	—	4	—	4
Other real estate	3,174	—	854	1,673	5,701
Total nonperforming assets	$51,643	$4,216	$7,996	$17,686	$81,541
Nonperforming assets to total loans and other real estate by category	0.28%	0.29%	0.39%	4.07%	0.37%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.30%	0.29%	0.39%	4.07%	0.39%
Nonaccrual loans to total loans	0.25%	0.29%	0.35%	3.70%	0.33%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.27%	0.29%	0.35%	3.70%	0.35%

	December 31, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$29,160	$2,612	$8,594	$28,322	$68,688
Accruing loans 90 or more days past due	—	552	8	1,635	2,195
Total nonperforming loans	29,160	3,164	8,602	29,957	70,883
Repossessed assets	76	—	—	—	76
Other real estate	1,323	—	—	385	1,708
Total nonperforming assets	$30,559	$3,164	$8,602	$30,342	$72,667
Nonperforming assets to total loans and other real estate by category	0.17%	0.24%	0.48%	5.77%	0.34%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.18%	0.24%	0.48%	5.77%	0.36%
Nonaccrual loans to total loans	0.17%	0.20%	0.48%	5.39%	0.32%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.17%	0.20%	0.48%	5.39%	0.34%

The Company had $81.5 million in nonperforming assets at December 31, 2024 compared with $72.7 million at December 31, 2023 and $27.5 million at December 31, 2022. The nonperforming assets consisted of 368 separate credits or other real estate properties at December 31, 2024, compared with 292 at December 31, 2023 and 170 at December 31, 2022. The Company had $73.6 million, $68.7 million and $19.6 million in nonaccrual loans at December 31, 2024, 2023 and 2022, respectively.

At December 31, 2024, of the total nonperforming assets, $51.6 million resulted from originated loans, $4.2 million resulted from re-underwritten acquired loans, $8.0 million resulted from Non-PCD loans and $17.7 million resulted from PCD loans. At December 31, 2023, of the total nonperforming assets, $30.6 million resulted from originated loans, $3.2 million resulted from re-underwritten acquired loans, $8.6 million resulted from Non-PCD loans and $30.3 million resulted from PCD loans. A PCD loan becomes impaired when there is a deterioration in projected cash flows after acquisition.

Nonperforming assets were 0.37% and 0.34% of total loans and other real estate at December 31, 2024 and 2023, respectively. The allowance for credit losses on loans as a percentage of total nonperforming loans was 463.9% at December 31, 2024 and 468.9% at December 31, 2023.

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Average loans outstanding	$21,953,851	$20,576,902	$18,209,739
Gross loans outstanding at end of period	$22,149,209	$21,180,538	$18,839,827
Allowance for credit losses on loans at beginning of period	$332,362	$281,576	$286,380
Initial allowance on loans purchased with credit deterioration	26,078	76,793	—
Provision for credit losses	7,923	11,984	—
Charge-offs:
Commercial and industrial	(9,706)	(19,603)	(1,273)
Real estate and agriculture	(4,262)	(17,493)	(1,747)
Consumer and other	(6,271)	(5,688)	(5,503)
Recoveries:
Commercial and industrial	2,932	3,198	2,114
Real estate and agriculture	1,664	702	680
Consumer and other	1,085	893	925
Net charge-offs(1)	(14,558)	(37,991)	(4,804)
Allowance for credit losses on loans at end of period	$351,805	$332,362	$281,576
Ratio of allowance to end of period loans	1.59%	1.57%	1.49%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program loans	1.67%	1.63%	1.56%
Ratio of net charge-offs to average loans	0.07%	0.18%	0.03%
Ratio of allowance to end of period nonperforming loans	463.9%	468.9%	1102.9%
Ratio of allowance to end of period nonaccrual loans	477.7%	483.9%	1435.6%

(1)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate to cover the expected losses in the Company’s loan portfolio as of December 31, 2024. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

PCD loans are monitored individually or on a pooled basis quarterly to assess for changes in expected cash flows subsequent to acquisition. If a deterioration in cash flows is identified, an increase to the PCD reserves for that individual loan or pool of loans may be required. PCD loans were recorded at their acquisition date fair values, which were based on expected cash flows and considers estimates of expected future credit losses. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses.

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

	December 31,
	2024		2023		2022
	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$65,500	11.9%	$59,832	11.3%	$62,319	14.3%
Real estate	250,866	81.4%	254,091	83.1%	205,920	80.3%
Agriculture and agriculture real estate	27,693	4.9%	11,380	4.0%	7,699	3.8%
Consumer and other	7,746	1.8%	7,059	1.6%	5,638	1.6%
Total allowance for credit losses on loans	$351,805	100.0%	$332,362	100.0%	$281,576	100.0%

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

	As of and for the Year Ended December 31, 2024
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$18,080,054	$3,873,797	$21,953,851
Gross loans outstanding at end of period	$18,179,937	$3,969,272	$22,149,209
Allowance for credit losses on loans at beginning of period	$222,413	$109,949	$332,362
Initial allowance on loans purchased with credit deterioration	—	26,078	26,078
Provision for credit losses	13,026	(5,103)	7,923
Charge-offs:
Commercial and industrial	(2,521)	(7,185)	(9,706)
Real estate and agriculture	(1,641)	(2,621)	(4,262)
Consumer and other	(5,881)	(390)	(6,271)
Recoveries:
Commercial and industrial	839	2,093	2,932
Real estate and agriculture	41	1,623	1,664
Consumer and other	962	123	1,085
Net charge-offs(1)	(8,201)	(6,357)	(14,558)
Allowance for credit losses on loans at end of period	$227,238	$124,567	$351,805
Ratio of allowance to end of period loans	1.25%	3.14%	1.59%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program loans	1.33%	3.14%	1.67%
Ratio of net charge-offs to average loans	0.05%	0.16%	0.07%
Ratio of allowance to end of period nonperforming loans	468.8%	455.2%	463.9%
Ratio of allowance to end of period nonaccrual loans	491.0%	455.2%	477.7%

	As of and for the Year Ended December 31, 2023
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$17,105,274	$3,471,628	$20,576,902
Gross loans outstanding at end of period	$17,532,339	$3,648,199	$21,180,538
Allowance for credit losses on loans at beginning of period	$209,467	$72,109	$281,576
Initial allowance on loans purchased with credit deterioration	—	76,793	76,793
Provision for credit losses	19,808	(7,824)	11,984
Charge-offs:
Commercial and industrial	(2,829)	(16,774)	(19,603)
Real estate and agriculture	(918)	(16,575)	(17,493)
Consumer and other	(5,505)	(183)	(5,688)
Recoveries:
Commercial and industrial	1,438	1,760	3,198
Real estate and agriculture	178	524	702
Consumer and other	774	119	893
Net charge-offs(1)	(6,862)	(31,129)	(37,991)
Allowance for credit losses on loans at end of period	$222,413	$109,949	$332,362
Ratio of allowance to end of period loans	1.27%	3.01%	1.57%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program loans	1.33%	3.01%	1.63%
Ratio of net charge-offs to average loans	0.04%	0.90%	0.18%
Ratio of allowance to end of period nonperforming loans	762.7%	263.5%	468.9%
Ratio of allowance to end of period nonaccrual loans	762.7%	278.2%	483.9%

(1)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $10.0 million during the year ended December 31, 2024 compared with $9.3 million during the year ended December 31, 2023. Partially offsetting these charge-offs were recoveries on originated loans of $1.8 million for the year ended December 31, 2024 compared with $2.4 million for the year ended December 31, 2023. Total charge-offs for the year ended December 31, 2024 were $20.2 million, partially offset by total recoveries of $5.7 million. Total charge-offs for the year ended December 31, 2023 were $42.8 million, partially offset by total recoveries of $4.8 million.

The following table shows the allocation of the net charge-offs and net recoveries among various categories of loans as of the dates indicated.

	December 31,
	2024		2023
	Amount	Percent of Net Charge-offs to Average Loans	Amount	Percent of Net Charge-offs to Average Loans
	(Dollars in thousands)
Balance of net (charge-offs) recoveries applicable to:
Commercial and industrial	$(6,774)	0.03%	$(16,405)	0.08%
Real estate:
Construction, land development and other land loans	(779)	0.00%	(27)	0.00%
1-4 family residential (including home equity)	(1,471)	0.01%	268	0.00%
Commercial real estate (including multi-family residential)	(222)	0.00%	(17,116)	0.08%
Agriculture (includes farmland)	(126)	0.00%	84	0.00%
Consumer and other	(5,186)	0.02%	(4,795)	0.02%
Total net charge-offs	$(14,558)	0.07%	$(37,991)	0.18%

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

	December 31, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$34,528	$18,003	$5,159	$7,810	$65,500	11.9%
Real estate	176,668	11,676	18,514	44,008	250,866	81.4%
Agriculture and agriculture real estate	8,646	2,385	1,143	15,519	27,693	4.9%
Consumer and other	7,396	199	137	14	7,746	1.8%
Total allowance for credit losses on loans	$227,238	$32,263	$24,953	$67,351	$351,805	100.0%

	December 31, 2023
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$27,948	$18,211	$5,340	$8,333	$59,832	11.3%
Real estate	181,358	9,239	16,511	46,983	254,091	83.1%
Agriculture and agriculture real estate	7,750	1,037	256	2,337	11,380	4.0%
Consumer and other	5,357	1,465	217	20	7,059	1.6%
Total allowance for credit losses on loans	$222,413	$29,952	$22,324	$57,673	$332,362	100.0%

(1)
Loans outstanding as a percentage of total loans, excluding Warehouse Purchase Program loans.

At December 31, 2024, the allowance for credit losses on loans totaled $351.8 million or 1.59% of total loans, including acquired loans with discounts, an increase of $19.4 million or 5.8% compared to the allowance for credit losses on loans totaling $332.4 million or 1.57% of total loans, including acquired loans with discounts, at December 31, 2023, primarily due to the LSSB Merger. Net charge-offs were $14.6 million for the year ended December 31, 2024. Net charge-offs for the year ended December 31, 2024 included $3.4 million related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Additionally, reserves on PCD loans increased by $26.1 million due to Day One accounting for PCD loans at the time of the LSSB Merger. Further, $15.4 million of reserves on resolved PCD loans were released to the general reserve.

At December 31, 2023, the allowance for credit losses on loans totaled $332.4 million or 1.57% of total loans, including acquired loans with discounts, an increase of $50.8 million or 18.0% compared to the allowance for credit losses on loans totaling $281.6 million or 1.49% of total loans, including acquired loans with discounts, at December 31, 2022, primarily due to the FB Merger. Net charge-offs were $38.0 million for the year ended December 31, 2023. Net charge-offs for the year ended December 31, 2023 included $16.6 million related to resolved PCD loans and $15.0 million related to one commercial real estate loan acquired in a previous merger. The PCD loans had reserves of $16.3 million assigned as of the acquisition date. Additionally, reserves on PCD loans increased by $76.8 million due to the FB Merger and $23.5 million of reserves on resolved PCD loans was released to the general reserve.

At December 31, 2024, $227.2 million of the allowance for credit losses on loans was attributable to originated loans compared with $222.4 million of the allowance at December 31, 2023, an increase of $4.8 million or 2.2%. At December 31, 2024, $32.3 million of the allowance for credit losses on loans was attributable to re-underwritten acquired loans compared with $30.0 million of the allowance at December 31, 2023, an increase of $2.3 million or 7.7%. At December 31, 2024, $25.0 million of the allowance for credit losses on loans was attributable to Non-PCD loans compared with $22.3 million of the allowance at December 31, 2023, an increase of $2.6 million or 11.8%. At December 31, 2024, $67.4 million of the allowance for credit losses on loans attributable to PCD loans compared with $57.7 million of the allowance at December 31, 2023, an increase of $9.7 million or 16.8%.

At December 31, 2024 and 2023, the Company had $35.2 million and $27.9 million, respectively, of total outstanding net accretable discounts on Non-PCD and PCD loans.

The Company believes that the allowance for credit losses on loans at December 31, 2024 is adequate to cover the expected losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods that could be substantial in relation to the size of the allowance at December 31, 2024.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancelable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of December 31, 2024 and 2023, the Company had $37.6 million and $36.5 million, respectively, in allowance for credit losses on off-balance sheet credit exposures, with the increase due to the LSSB Merger. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

The following table represents a rollforward of the allowance for credit losses on off-balance sheet credit exposures as of the dates indicated.

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$36,503	$29,947
Provision for credit losses on off-balance sheet credit exposures	1,143	6,556
Balance at end of period	$37,646	$36,503

Securities

The Company uses its securities portfolio to manage interest rate risk and as a source of income and liquidity for cash requirements. At December 31, 2024, the carrying amount of investment securities totaled $11.09 billion, a decrease of $1.71 billion or 13.4% compared with $12.80 billion at December 31, 2023. At December 31, 2024, securities represented 28.0% of total assets compared with 33.2% of total assets at December 31, 2023.

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

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2024		2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$14,350	$16,325	$20,698	$21,787	$—	$—
Collateralized mortgage obligations	216,142	212,990	321,881	320,044	359,251	357,402
Mortgage-backed securities	108,524	107,645	97,779	96,757	101,647	99,100
Total	$339,016	$336,960	$440,358	$438,588	$460,898	$456,502
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	5,861	$5,817	$7,631.00	$7,579.00	$—	$—
States and political subdivisions	98,125	95,835	116,497	116,055	122,361	119,974
Corporate debt securities	12,000	8,160	12,000	7,800	12,000	9,480
Collateralized mortgage obligations	232,345	208,217	263,250	242,386	271,727	249,182
Mortgage-backed securities	10,409,133	9,064,450	11,965,930	10,610,778	13,613,415	12,008,489
Total	$10,757,464	$9,382,479	$12,365,308	$10,984,598	$14,019,503	$12,387,125

The investment securities portfolio is measured for expected credit losses by segregating the portfolio into two general classifications and applying the appropriate expected credit losses methodology. Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under CECL.

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

As of December 31, 2024, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2024, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Fannie Mae or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of December 31, 2024, the Company’s municipal securities represent 0.9% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of December 31, 2024, management believes that there is no potential for material credit losses on held to maturity securities.

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2024. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The weighted average life of the Company’s securities portfolio was 4.82 years, with a modified duration of 3.97 years at December 31, 2024. Available for sale securities are shown at fair value and held to maturity securities are shown at amortized cost. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis.

	December 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$—	0.00%	$5,861	3.95%	$—	0.00%	$—	0.00%	$5,861	3.95%
States and political subdivisions	14,781	4.13%	42,306	3.67%	33,570	3.38%	7,468	1.52%	98,125	3.48%
Corporate debt securities	—	0.00%	815	17.08%	27,510	1.63%	—	0.00%	28,325	2.08%
Collateralized mortgage obligations	4,991	5.05%	37,106	5.14%	122,894	5.05%	280,344	3.24%	445,335	3.92%
Mortgage-backed securities	5,217	2.83%	507,417	2.65%	1,161,458	2.58%	8,842,686	1.84%	10,516,778	1.96%
Total	$24,989	4.05%	$593,505	2.91%	$1,345,432	2.80%	$9,130,498	1.88%	$11,094,424	2.05%
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

At December 31, 2024 and 2023, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average tax equivalent yield of the securities portfolio was 2.05% as of December 31, 2024, compared with 2.07% and 2.02% as of December 31, 2023 and 2022, respectively. The average tax equivalent yield on the securities portfolio is based upon expected prepayment speeds, other industry standard projections and on a 21% tax rate in 2024, 2023 and 2022.

The average yield excluding the tax equivalent adjustment was 2.07% for the year ended December 31, 2024, compared with 2.06% for the year ended December 31, 2023 and 1.78% for the year ended December 31, 2022. The overall change in the average securities portfolio over the comparable periods was primarily due to maturities, principal amortization, prepayments and sales of investment securities during the year ended December 31, 2024.

Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as prepayments result in an acceleration of discount accretion. At December 31, 2024, 85.0% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 5.24 years. As noted above, contractual maturities are not a reliable indicator of expected life because of borrower prepayment rights.

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

Total deposits at December 31, 2024 were $28.38 billion, an increase of $1.20 billion or 4.4% compared with $27.18 billion at December 31, 2023, primarily due to the LSSB Merger acquired deposits. Total deposits at December 31, 2023 were $27.18 billion, a decrease of $1.35 billion or 4.7% compared with $28.53 billion at December 31, 2022, primarily due to a decrease in business deposits and public fund deposits, partially offset by the FB Merger acquired deposits. Noninterest-bearing deposits at December 31, 2024 were $9.80 billion compared with $9.78 billion at December 31, 2023, an increase of $21.9 million. Noninterest-bearing deposits at December 31, 2023 were $9.78 billion compared with $10.92 billion at December 31, 2022, a decrease of $1.14 billion or 10.4%. Interest-bearing deposits at December 31, 2024 were $18.58 billion, an increase of $1.18 billion or 6.8% compared with $17.40 billion at December 31, 2023. Interest-bearing deposits at December 31, 2023 were $17.40 billion, a decrease of $214.8 million or 1.2% compared with $17.62 billion at December 31, 2022.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2024, 2023 and 2022 are presented below:

	Years Ended December 31,
	2024		2023		2022
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing checking	$4,900,189	0.72%	$5,150,049	0.38%	$6,299,924	0.16%
Regular savings	2,765,978	0.71	3,164,512	0.70	3,535,908	0.24
Money market savings	6,183,032	2.83	5,965,333	2.45	6,848,270	0.55
Time deposits	4,301,763	4.16	2,832,754	2.99	2,322,754	0.52
Total interest-bearing deposits	18,150,962	2.25	17,112,648	1.59	19,006,856	0.36
Noninterest-bearing deposits	9,683,980	—	10,224,241	—	10,903,539	—
Total deposits	$27,834,942	1.47%	$27,336,889	1.00%	$29,910,395	0.23%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2024, 2023 and 2022 was 34.8%, 37.4% and 36.5%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $250,000 or greater by time remaining until maturity at December 31, 2024 (dollars in thousands):

Three months or less	$1,043,084	56.2%
Over three through six months	705,825	38.1
Over six through 12 months	88,554	4.8
Over 12 months	17,031	0.9
Total	$1,854,494	100.0%

Total uninsured deposits, including certificates of deposits, were $11.88 billion and $10.73 billion at December 31, 2024 and 2023, respectively.

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Reserve Board Bank Term Funding Program (“BTFP”), the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2024 and 2023:

	Bank Term Funding Program	FHLB Advances	Securities Sold Under Repurchase Agreements
	(Dollars in thousands)
December 31, 2024
Amount outstanding at year-end	$—	$3,200,000	$221,913
Weighted average interest rate at year-end	—	4.38%	2.44%
Maximum month-end balance during the year	$3,900,000	$3,200,000	$297,629
Average balance outstanding during the year	$3,676,954	$125,956	$257,171
Weighted average interest rate during the year	4.78%	4.58%	2.70%
December 31, 2023
Amount outstanding at year-end	$3,725,000	$—	$309,277
Weighted average interest rate at year-end	4.83%	—	2.31%
Maximum month-end balance during the year	$3,725,000	$4,125,000	$462,364
Average balance outstanding during the year	$1,826,195	$2,182,421	$389,313
Weighted average interest rate during the year	5.10%	5.22%	2.42%

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2024, the Company had total borrowing capacity of $7.94 billion under this line. FHLB advances of $3.20 billion were outstanding at December 31, 2024, with an interest rate of 4.38%. At December 31, 2024, the Company had no FHLB long-term notes payable balance outstanding.

Bank Term Funding Program— During the second quarter of 2023, the Bank began participating in the BTFP, which ceased extending new loans as of March 11, 2024. Under the BTFP program, eligible depository institutions could obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. At December 31, 2024, the Company had no BTFP balance outstanding.

Securities sold under repurchase agreements with Company customers—At December 31, 2024, the Company had $221.9 million in securities sold under repurchase agreements compared with $309.3 million at December 31, 2023, a decrease of $87.4 million or 28.2%, with weighted average interest rates paid of 2.70% and 2.42% for the years ended December 31, 2024 and 2023, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $2.7 million of repurchase agreements outstanding at December 31, 2024 have maturity dates ranging from 12 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Subordinated debentures— On May 1, 2023, in connection with the acquisition of First Bancshares, the Company assumed the obligation related to $3.1 million of Floating Rate Junior Subordinated Deferrable Interest Debentures and trust preferred securities (the "Subordinated Debentures"), which the Company redeemed on September 18, 2023. Accordingly, as of December 31, 2024 and 2023, the Company had no Subordinated Debentures outstanding.

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

The Company primarily uses an interest rate risk simulation model to evaluate the interest rate sensitivity of net interest income and the balance sheet. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. Interest rate shocks are applied to a static balance sheet to estimate the potential impact on net interest income and the aggregated market value of the balance sheet. As of December 31, 2024, these interest rate shocks consisted of instantaneous and parallel shifts in the yield curve moving from – 400 basis points to + 400 basis points, in 100 basis-point increments. The forecasted net interest income assuming no change in interest rates is compared to the forecasted net interest income in the shocks to measure the sensitivity of the Company’s earnings to changes in interest rates. Other simulations are run on a regular basis that include the gradual and rapid ramping of interest rates, yield curve twists and changes in the balance sheet composition.

The following table summarizes the simulated change in net interest income at the 12-month horizon, considering the balance sheet composition as of December 31, 2024 and 2023:

	Percent Change in Net Interest Income
Change in Interest Rates (Basis Points)	December 31, 2024	December 31, 2023
+200	1.0%	(5.5)%
+100	0.9%	(2.4)%
Base	0.0%	0.0%
-100	(2.3)%	3.1%
-200	(5.0)%	3.2%

The Company continues to manage its asset sensitivity within the scope of its risk tolerances and changing market conditions. At December 31, 2024, a projected 200 basis point increase in rates resulted in a projected increase in net interest income of 1.0% compared with a projected 5.5% decrease in net interest income at December 31, 2023. These projections can be impacted by a variety of factors, including changes in interest rates, changes in model assumptions and shifts in the Company’s balance sheet composition. During 2024, the Company increased its investment in short-term liquid assets and gradually reduced the size of its fixed-rate investment portfolio. In addition, deposits increased during the year enabling the Company to reduce short-term borrowings and fund loan growth. These balance sheet shifts were the primary factors causing the Company’s shift to an asset sensitive position at December 31, 2024.

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

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis and manage unexpected events. During 2024 and 2023, the Company’s liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Additionally, the Company utilized advances from the FHLB of Dallas and the Federal Reserve Board BTFP. Although access to purchased funds from correspondent banks may be available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on this external funding source.

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the average assets in which those funds are invested as a percentage of the Company’s average total assets for the periods indicated. Average assets totaled $39.60 billion for 2024 compared with $38.97 billion for 2023.

	2024	2023
Source of Funds:
Deposits:
Noninterest-bearing	24.45%	26.23%
Interest-bearing	45.84	43.91
Securities sold under repurchase agreements	0.65	1.00
Other borrowings	9.60	10.29
Other noninterest-bearing liabilities	1.01	0.74
Shareholders’ equity	18.45	17.83
Total	100.00%	100.00%

Uses of Funds:
Loans	55.44%	52.80%
Securities	30.14	35.20
Federal funds sold and other interest-earning assets	3.07	0.64
Other noninterest-earning assets	11.35	11.36
Total	100.00%	100.00%
Average noninterest-bearing deposits to average deposits	34.79%	37.40%
Average loans to average deposits	78.87%	75.27%

The Company’s largest source of funds is deposits, and the Company’s principal uses of funds are loans and securities. The Company does not expect a change in the source or use of its funds in the foreseeable future. The Company’s average deposits increased 1.8% for the year ended December 31, 2024 compared with the year ended December 31, 2023. The Company’s average loans increased 6.7% for the year ended December 31, 2024 compared with the year ended December 31, 2023. The Company predominantly invests excess deposits in government-backed securities until the funds are needed to fund loan growth. The Company’s securities portfolio has a weighted average life of 4.82 years and a modified duration of 3.97 years at December 31, 2024.

As of December 31, 2024, the Company had outstanding $3.98 billion in commitments to extend credit, $86.4 million in commitments associated with outstanding standby letters of credit and $1.06 billion in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2024, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2024, the Company had cash and cash equivalents of $1.97 billion compared with $458.4 million at December 31, 2023, an increase of $1.51 billion or 330.3%. The increase was primarily due to net proceeds from maturities, sales and principal paydowns of investment securities of $1.74 billion, net cash provided by operating activities of $472.7 million and net cash provided by the purchase of Lone Star of $169.9 million, partially offset by net repayments of other short-term borrowings of

$525.0 million, payments of cash dividends of $214.4 million, a net decrease in securities sold under repurchase agreements of $87.4 million and repurchase of common stock of $74.8 million.

Share Repurchases

On January 21, 2025, the Company announced a stock repurchase program under which the Company could repurchase up to 5%, or approximately 4.8 million shares, of its outstanding common stock over a one-year period expiring on January 21, 2026, at the discretion of management. Under the stock repurchase program, the Company may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Shares of stock repurchased are held as authorized but unissued shares. The Company is not obligated to purchase any particular number of shares, and the Company may suspend, modify or terminate the program at any time and for any reason without prior notice.

On January 16, 2024, the Company announced a stock repurchase program under which the Company could repurchase up to 5%, or approximately 4.7 million shares, of its outstanding common stock over a one-year period expiring on January 16, 2025, at the discretion of management. The Company repurchased approximately 1.2 million shares of its common stock at an average weighted price of $60.35 per share during the year ended December 31, 2024.

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of December 31, 2024 are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB advances as of December 31, 2024 is summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
FHLB advances	$3,200,000	$—	$—	$—	$3,200,000

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of December 31, 2024 are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$73,827	$10,481	$2,088	$26	$86,422
Unused capacity on Warehouse Purchase Program loans	1,055,597	—	—	—	1,055,597
Commitments to extend credit	1,600,580	1,004,273	101,428	1,273,127	3,979,408
Total	$2,730,004	$1,014,754	$103,516	$1,273,153	$5,121,427

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

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At December 31, 2024 and 2023, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million and $36.5 million, respectively. The increase in the allowance was due to the LSSB Merger.

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income for the years ended December 31, 2024, 2023 and 2022 was $3.4 million, $3.1 million and $3.2 million, respectively. As of December 31, 2024, operating lease ROU assets and lease liabilities were approximately $33.4 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of December 31, 2024, the weighted average remaining lease terms of the Company’s operating leases were 6.1 years. The weighted average discount rate used to determine the lease liabilities as of December 31, 2024 for the Company’s operating leases was 3.0%. Cash paid for the Company’s operating leases for the years ended December 31, 2024, 2023 and 2022 was $11.5 million, $12.0 million and $10.9 million, respectively. During the year ended December 31, 2024, the Company obtained $5.2 million in ROU assets in exchange for lease liabilities for three operating leases.

The Company’s future undiscounted cash payments associated with its operating leases as of December 31, 2024 are summarized below (dollars in thousands).

2025	$10,461
2026	9,334
2027	6,332
2028	3,355
2029	2,006
Thereafter	10,495
Total undiscounted lease payments	$41,983

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all operating lease obligations aggregated approximately $11.5 million, $12.1 million, and $10.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company is subject to the Basel III Capital Rules, which require the Company to maintain a capital conservation buffer, composed entirely of common equity tier 1 capital (“CET1”), of 2.5%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.5% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”) of 4.0%. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve Board’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the FDIC’s regulations, the Bank is classified “well-capitalized” for purposes of prompt corrective action.

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

In response to the COVID-19 pandemic, in March 2020 the joint federal bank regulatory agencies issued an interim final rule that allowed banking organizations that implemented CECL in 2020 to mitigate the effects of the CECL accounting standard in their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. The Company adopted the option provided by the interim final rule, which delayed the effects of CECL on its regulatory capital through 2021, after which the effects were phased in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period include both the initial impact of the Company’s adoption of CECL on January 1, 2020 and 25% of subsequent changes in the Company’s allowance for credit losses during each quarter of the two-year period ended December 31, 2021. The cumulative amount of the transition adjustments was phased in over a three-year transition period that began on January 1, 2022, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024.

As of December 31, 2024, the Company’s ratio of CET1 to risk-weighted assets was 16.42%, Tier 1 capital to risk-weighted assets was 16.42%, total capital to risk-weighted assets was 17.67% and Tier 1 capital to average quarterly assets (leverage ratio) was 10.82%.

It is important to note that Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans for a given period. At December 31, 2024, Warehouse Purchase Program loans totaled $1.08 billion, compared to an average balance of $973.2 million. Because the capital ratios above are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, the end-of-period increase in these balances can significantly impact the Company’s reported capital ratios.

Total shareholders’ equity increased to $7.44 billion at December 31, 2024, compared with $7.08 billion at December 31, 2023, an increase of $359.2 million or 5.1%. The increase was primarily the result of the common stock issuance in connection with the LSSB Merger of $156.3 million and net income of $479.4 million, partially offset by dividend payments of $214.4 million and common stock repurchases of $74.8 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2024 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2024
The Company
CET1 capital ratio	4.50%		7.00%	N/A	16.42%
Tier 1 risk-based capital ratio	6.00%		8.50%	N/A	16.42%
Total risk-based capital ratio	8.00%		10.50%	N/A	17.67%
Leverage ratio	4.00%	(1)	4.00%	N/A	10.82%
The Bank
CET1 capital ratio	4.50%		7.00%	6.50%	16.36%
Tier 1 risk-based capital ratio	6.00%		8.50%	8.00%	16.36%
Total risk-based capital ratio	8.00%		10.50%	10.00%	17.62%
Leverage ratio	4.00%	(2)	4.00%	5.00%	10.78%

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

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2024
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$410,945	$417,903	$412,951	$381,914
Interest expense	143,171	156,212	154,165	143,670
Net interest income	267,774	261,691	258,786	238,244
Provision for credit losses	—	—	9,066	—
Net interest income after provision	267,774	261,691	249,720	238,244
Noninterest income	39,837	41,099	46,003	38,870
Noninterest expense	141,545	140,338	152,842	135,848
Income before income taxes	166,066	162,452	142,881	141,266
Provision for income taxes	35,990	35,170	31,279	30,840
Net income	$130,076	$127,282	$111,602	$110,426
Earnings per share(1):
Basic	$1.37	$1.34	$1.17	$1.18
Diluted	$1.37	$1.34	$1.17	$1.18

	Quarter Ended 2023
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$376,432	$380,354	$360,448	$327,309
Interest expense	139,449	140,830	123,989	83,842
Net interest income	236,983	239,524	236,459	243,467
Provision for credit losses	—	—	18,540	—
Net interest income after provision	236,983	239,524	217,919	243,467
Noninterest income	36,568	38,743	39,688	38,266
Noninterest expense	152,171	135,657	145,870	123,000
Income before income taxes	121,380	142,610	111,737	158,733
Provision for income taxes	25,904	30,402	24,799	34,039
Net income	$95,476	$112,208	$86,938	$124,694
Earnings per share(1):
Basic	$1.02	$1.20	$0.94	$1.37
Diluted	$1.02	$1.20	$0.94	$1.37

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prosperity Bancshares, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte and Touche LLP

Houston, Texas

February 27, 2025

ITEM 9B. OTHER INFORMATION

b. Insider Trading Arrangements and Policies.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) with respect to Bancshares common stock.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is included under “Insider Trading Arrangements and Policies” in Part II, Item 5 of this Annual Report on Form 10-K.

The remaining information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement.

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

10.1†	—	Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Schedule 14A filed on March 18, 2020)

10.2†	—

Fourth Amended and Restated Employment Agreement effective October 15, 2024 by and among Prosperity Bancshares, Inc., Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2024)

10.3†	—

Third Amended and Restated Employment Agreement effective January 21, 2025 by and among Prosperity Bancshares, Inc., Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2025)

Exhibit Number (1)		Description

10.4†	—

Amended and Restated Employment Agreement dated October 20, 2014 by and between W.R. Collier and Prosperity Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.5†	—

Management Security Plan Agreement of American State Bank, amended and restated effective as of January 1, 2005, as assumed by Prosperity Bank (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.6†	—

Executive Employment Agreement, dated as of March 10, 2021, by and among Prosperity Bancshares, Inc., Prosperity Bank and Edward Z. Safady (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2021)

10.7†	—	Amended and Restated Prosperity Bancshares, Inc. 401(k) Profit Sharing Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2016)

10.8†	—

Executive Employment Agreement, dated as of June 16, 2019, by and among Prosperity Bank, LegacyTexas Bank and Kevin J. Hanigan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on June 20, 2019)

10.9†	—

Executive Employment Agreement, dated as of June 16, 2019, by and among Prosperity Bank, LegacyTexas Bank and J. Mays Davenport (incorporated herein by reference to Exhibit 10.2 the Company’s Current Report on Form 8‑K filed on June 20, 2019)

19.1*	—	Prosperity Bancshares, Inc. Inside Information and Insider Trading Policy

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1†	—	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

101.INS*	—	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number (1)		Description

104	—	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (formatted as Inline XBRL and contained in Exhibits 101)

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

Date: February 27, 2025

PROSPERITY BANCSHARES, INC.® (Registrant)

BY:	/S/ DAVID ZALMAN
David Zalman Senior Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN	Senior Chairman of the Board and Chief Executive Officer (principal executive officer); Director	February 27, 2025
David Zalman

/s/ ASYLBEK OSMONOV	Chief Financial Officer (principal financial officer and principal accounting officer)	February 27, 2025
Asylbek Osmonov

/s/ ILEANA BLANCO	Director	February 27, 2025
Ileana Blanco

/s/ JAMES A. BOULIGNY	Director	February 27, 2025
James A. Bouligny

/s/ W. R. COLLIER	Director	February 27, 2025
W. R. Collier

/s/ KEVIN J. HANIGAN	President and Chief Operating Officer; Director	February 27, 2025
Kevin J. Hanigan

/s/ LEAH HENDERSON	Director	February 27, 2025
Leah Henderson

/s/ NED S. HOLMES	Director	February 27, 2025
Ned S. Holmes

/s/ JACK LORD	Director	February 27, 2025
Jack Lord

/s/ WILLIAM T. LUEDKE IV	Director	February 27, 2025
William T. Luedke IV

/s/ PERRY MUELLER, JR., D.D.S.	Director	February 27, 2025
Perry Mueller, Jr., D.D.S.

/s/ LAURA MURILLO	Director	February 27, 2025
Laura Murillo

/s/ HARRISON STAFFORD II	Director	February 27, 2025
Harrison Stafford II

/s/ ROBERT STEELHAMMER	Director	February 27, 2025
Robert Steelhammer

/s/ H.E. TIMANUS, JR.	Chairman; Director	February 27, 2025
H.E. Timanus, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prosperity Bancshares, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Allowance for Credit Losses on Loans - Refer to Note 5 to the financial statements

Critical Audit Matter Description

The allowance for credit losses (“ACL”) on loans is a valuation allowance of expected credit losses on loans held for investment. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is expected and reasonably estimable. Recoveries are credited to the allowance at the time of recovery.

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

We identified the allowance for credit losses on loans as a critical audit matter because of the significant amount of judgment required by management when determining the economic factors, reasonable and supportable forecast, and management adjustments utilized in establishing the allowance. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allowance for credit losses on loans included the following, among others:

•
We tested the effectiveness of controls over the (i) written policy in place for the calculation of the allowance, (ii) data input to the allowance calculation and (iii) management’s review of the adequacy of the allowance calculation, including the assumptions used in the calculation.
•
With the assistance of our credit specialists, we evaluated:
•
the methodology surrounding the reasonableness of economic factors and assumptions used in the general allowance calculation;
•
the reasonableness of the logic, statistical validity, and computations of the allowance for credit losses calculation.
•
We evaluated the appropriateness and relevance of the qualitative factors and related quantitative measures by comparing to external sources.
•
We tested the accuracy and evaluated the relevance of the historical loss data.
•
We tested the accuracy of the historical net charge offs.
•
We tested the arithmetic accuracy of the allowance calculation.

/s/ Deloitte and Touche LLP

Houston, Texas

February 27, 2025

We have served as the Company’s auditor since 1993.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(Dollars in thousands)
ASSETS
Cash and due from banks	$1,972,175	$458,153
Federal funds sold	292	260
Total cash and cash equivalents	1,972,467	458,413
Available for sale securities, at fair value	336,960	438,588
Held to maturity securities, at cost (fair value of $9,382,479 and $10,984,598 respectively)	10,757,464	12,365,308
Total securities	11,094,424	12,803,896
Loans held for sale	10,690	5,734
Loans held for investment	21,057,616	20,352,559
Loans held for investment - Warehouse Purchase Program	1,080,903	822,245
Total loans	22,149,209	21,180,538
Less: allowance for credit losses on loans	(351,805)	(332,362)
Loans, net	21,797,404	20,848,176
Accrued interest receivable	104,367	96,327
Goodwill	3,503,129	3,396,086
Core deposit intangibles, net	66,047	63,994
Bank premises and equipment, net	371,238	369,992
Other real estate owned	5,701	1,708
Bank owned life insurance (BOLI)	386,247	379,447
Federal Home Loan Bank of Dallas stock	138,200	8,750
Other assets	127,514	121,088
TOTAL ASSETS	$39,566,738	$38,547,877
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$9,798,438	$9,776,572
Interest-bearing	18,582,900	17,403,237
Total deposits	28,381,338	27,179,809
Other borrowings	3,200,000	3,725,000
Securities sold under repurchase agreements	221,913	309,277
Accrued interest payable	41,910	34,819
Allowance for credit losses on off-balance sheet credit exposures	37,646	36,503
Other liabilities	245,436	183,139
Total liabilities	32,128,243	31,468,547
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 95,275,279 shares issued and outstanding at December 31, 2024; 93,722,383 shares issued and outstanding at December 31, 2023	95,276	93,723
Capital surplus	3,796,622	3,703,795
Retained earnings	3,548,221	3,283,210
Accumulated other comprehensive loss —net unrealized gain on available for sale securities, net of tax benefit of $(432) and $(372), respectively	(1,624)	(1,398)
Total shareholders’ equity	7,438,495	7,079,330
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,566,738	$38,547,877

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$1,313,162	$1,148,996	$831,189
Securities	246,726	283,302	260,416
Federal funds sold and other earning assets	63,825	12,245	3,230
Total interest income	1,623,713	1,444,543	1,094,835
INTEREST EXPENSE:
Deposits	408,624	272,345	68,112
Other borrowings	181,640	206,323	18,851
Securities sold under repurchase agreements	6,954	9,404	2,641
Subordinated notes	—	38	—
Total interest expense	597,218	488,110	89,604
NET INTEREST INCOME	1,026,495	956,433	1,005,231
PROVISION FOR CREDIT LOSSES	9,066	18,540	-
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	1,017,429	937,893	1,005,231
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	35,417	33,691	34,014
Credit card, debit card and ATM card income	37,308	36,471	34,764
Service charges on deposit accounts	26,498	24,582	24,730
Trust income	14,750	13,269	12,250
Mortgage income	3,096	2,298	1,399
Brokerage income	4,742	4,275	3,654
Net gain on sale or write-down of assets	2,824	1,986	3,934
Net gain on sale or write-up of securities	11,245	—	—
Other	29,929	36,693	30,383
Total noninterest income	165,809	153,265	145,128
NONINTEREST EXPENSE:
Salaries and employee benefits	352,353	328,430	314,713
Net occupancy and equipment	35,786	35,517	32,446
Credit and debit card, data processing and software amortization	47,300	41,570	37,327
Regulatory assessments and FDIC insurance	27,370	40,165	11,381
Core deposit intangibles amortization	15,670	12,676	10,336
Depreciation	19,054	18,283	17,960
Communications	13,697	14,413	13,005
Net other real estate income	(291)	(834)	(122)
Merger related expenses	4,444	15,133	272
Other	55,190	51,345	46,868
Total noninterest expense	570,573	556,698	484,186
INCOME BEFORE INCOME TAXES	612,665	534,460	666,173
PROVISION FOR INCOME TAXES	133,279	115,144	141,657
NET INCOME	$479,386	$419,316	$524,516
EARNINGS PER SHARE:
Basic	$5.05	$4.51	$5.73
Diluted	$5.05	$4.51	$5.73

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Net income	$479,386	$419,316	$524,516
Other comprehensive (loss) income, before tax:
Securities available for sale:
Change in unrealized (loss) income during the period	(286)	2,626	(6,686)
Total other comprehensive (loss) income	(286)	2,626	(6,686)
Deferred tax benefit (expense) related to other comprehensive (loss) income	60	(551)	1,404
Other comprehensive (loss) income, net of tax	(226)	2,075	(5,282)
Comprehensive income	$479,160	$421,391	$519,234

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2021	92,170,480	$92,171	$3,595,023	$2,738,233	$1,809	$6,427,236
Net income				524,516		524,516
Other comprehensive loss					(5,282)	(5,282)
Common stock issued in connection with the granting of restricted stock awards, net	125,019	125	(125)			—
Common stock repurchase	(981,884)	(982)	(64,739)			(65,721)
Stock based compensation expense			11,765			11,765
Cash dividends declared, $2.11 per share				(193,140)		(193,140)
BALANCE AT DECEMBER 31, 2022	91,313,615	91,314	3,541,924	3,069,609	(3,473)	6,699,374
Net income				419,316		419,316
Other comprehensive income					2,075	2,075
Common stock issued in connection with the granting of restricted stock awards, net	32,129	32	(32)			—
Common stock issued in connection with the acquisition of First Bancshares of Texas, Inc.	3,582,675	3,583	220,764			224,347
Common stock repurchase	(1,206,036)	(1,206)	(71,042)			(72,248)
Stock based compensation expense			12,181			12,181
Cash dividends declared, $2.21 per share				(205,715)		(205,715)
BALANCE AT DECEMBER 31, 2023	93,722,383	93,723	3,703,795	3,283,210	(1,398)	7,079,330
Net income				479,386		479,386
Other comprehensive loss					(226)	(226)
Common stock issued in connection with the granting of restricted stock awards, net	414,963	415	(415)			—
Common stock issued in connection with the acquisition of Lone Star State Bancshares, Inc.	2,376,143	2,376	153,927			156,303
Common stock repurchase	(1,238,210)	(1,238)	(73,528)			(74,766)
Stock based compensation expense			12,843			12,843
Cash dividends declared, $2.26 per share				(214,375)		(214,375)
BALANCE AT DECEMBER 31, 2024	95,275,279	$95,276	$3,796,622	$3,548,221	$(1,624)	$7,438,495

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$479,386	$419,316	$524,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	34,724	30,959	28,296
Provision for credit losses	9,066	18,540	—
Deferred income tax expense	2,616	7,321	6,046
Net amortization of premium on investments	22,836	27,840	42,957
Net gain on sale or write-up of securities	(11,245)	—	—
Gain on sale or write down of premises, equipment, other assets and other real estate	(3,639)	(2,732)	(4,817)
Net amortization of premium on deposits	(154)	(600)	(311)
Net accretion of discount on loans	(17,490)	(8,046)	(7,401)
Proceeds from sale of loans held for sale	136,747	111,058	57,488
Originations of loans held for sale	(141,782)	(117,231)	(50,768)
Stock based compensation expense	12,843	12,181	11,765
(Increase) decrease in accrued interest receivable and other assets	(106,525)	100,790	(85,209)
Increase (decrease) in accrued interest payable and other liabilities	55,311	46,959	(16,036)
Net cash provided by operating activities	472,694	646,355	506,526
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, sales and principal paydowns of held to maturity securities	1,786,621	1,704,866	2,162,893
Purchase of held to maturity securities	(211,391)	(24,886)	(3,922,086)
Proceeds from maturities, sales and principal paydowns of available for sale securities	23,215,456	15,728,743	17,332,961
Purchase of available for sale securities	(23,053,385)	(15,525,924)	(17,280,514)
Originations of Warehouse Purchase Program loans	(15,036,906)	(13,022,395)	(19,072,964)
Proceeds from pay-offs of Warehouse Purchase Program loans	14,778,248	12,940,770	20,108,043
Net decrease (increase) in loans held for investment	338,834	(677,363)	(1,265,391)
Purchase of bank premises and equipment	(21,140)	(34,153)	(42,421)
Proceeds from sale of bank premises, equipment and other real estate	13,479	15,375	10,074
Proceeds from insurance claims	1,904	13,604	5,778
Net cash used in the purchase of First Bancshares of Texas, Inc.	—	(24,365)	—
Net cash provided by the purchase of Lone Star State Bancshares, Inc.	169,855	—	—
Net cash provided by (used in) investing activities	1,981,575	1,094,272	(1,963,627)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(383,877)	(1,831,122)	165,414
Net increase (decrease) in interest-bearing deposits	345,167	(1,099,987)	(2,403,334)
Net (repayments of) proceeds from other short-term borrowings	(525,000)	1,674,614	1,850,000
Net decrease in securities sold under repurchase agreements	(87,364)	(168,731)	(19,965)
Redemption of subordinated notes	—	(3,158)	—
Repurchase of common stock	(74,766)	(72,248)	(65,721)
Payments of cash dividends	(214,375)	(205,715)	(193,140)
Net cash used in financing activities	(940,215)	(1,706,347)	(666,746)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,514,054	34,280	(2,123,847)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	458,413	424,133	2,547,980
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,972,467	$458,413	$424,133
NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$9,180	$10,806	$2,424
SUPPLEMENTAL INFORMATION:
Income taxes paid	$29,017	$119,116	$131,372
Interest paid	590,127	459,266	86,370

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

As of December 31, 2024, the Bank operated 283 full-service banking locations: 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 62 in the Dallas/Fort Worth area; 22 in the East Texas area; 31 in the Central Texas area including Austin and San Antonio; 44 in the West Texas area including Lubbock, Midland-Odessa, Abilene, Amarillo and Wichita Falls; 15 in the Bryan/College Station area, 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area.

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

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, certain fair value measures including the calculation of stock-based compensation, the valuation of goodwill and available for sale and held to maturity securities and the calculation of allowance for credit losses. Actual results could differ from these estimates.

Business Combinations—Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” A business combination occurs when the Company acquires net assets that constitute a business and obtains control over that business. Business combinations are effected through the transfer of consideration consisting of cash and/or common stock and are accounted for using the acquisition method. Accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values at the acquisition date. Determining the fair value of assets and liabilities, especially the loan portfolio, is a process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values becomes available. The results of operations of an acquired entity are included in the Company’s consolidated results from acquisition date, and prior periods are not restated.

Securities—The investment securities portfolio is measured for expected credit losses by segregating the portfolio into two general classifications and applying the appropriate expected credit losses methodology. Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under FASB ASC Topic 326, “Financial Instruments-Credit Losses” (“CECL”).

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

Allowance for Credit Losses—The allowance for credit losses is accounted for in accordance with CECL which uses an expected loss methodology that is referred to as the current expected credit loss methodology. CECL requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is an allowance available for losses on loans and held-to-maturity securities that is deducted from the amortized cost basis to estimate the net amount expected to be collected. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is likely and can be reasonably estimated. Recoveries are credited to the allowance at the time of recovery.

Throughout the year, management estimates the level of lifetime losses to determine whether the allowance for credit losses is adequate to cover the expected losses in the loan portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined to be adequate.

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

Estimates of credit losses involve an exercise of judgment. While it is possible that in the short term the Company may sustain losses which are substantial in relation to the allowance for credit losses, it is the judgment of management that the allowance for credit losses reflected in the consolidated balance sheets is adequate to cover expected losses that may be realized from the loan portfolio as of December 31, 2024.

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

PCD loans are monitored individually or on a pooled basis quarterly to assess for changes in expected cash flows subsequent to acquisition. If a deterioration in cash flows is identified, an increase to the PCD reserves for that individual loan or pool of loans may be required. PCD loans were recorded at their acquisition date fair values, which were based on expected cash flows and considers estimates of expected future credit losses. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses.

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures—The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers.

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

Under FASB ASC Topic 350-20, “Intangibles—Goodwill and Other—Goodwill” companies have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired.

Amortization of Core Deposit Intangibles—Core deposit intangibles are being amortized on a non-pro rata basis over an estimated life of 10 to 15 years.

Income Taxes—The Company files a consolidated federal income tax return and consolidated state returns in Oklahoma, Colorado, New Mexico and New York. For the year ended December 31, 2024, the Bank will also file state returns in Arkansas, Florida, Georgia, Idaho, North Carolina, Pennsylvania, Tennessee and Washington. In addition, the Company files a Combined Texas Franchise Tax Report.

Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are recorded net to other assets on the Company’s consolidated balance sheets. The Company records uncertain tax positions in accordance with FASB ASC Topic 740, “Income Taxes”, on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

Segment Reporting—The Company adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures effective as of December 31, 2024. The Company offers a variety of traditional loan and deposit products to its customers, which consist primarily of individual consumers and businesses throughout Texas and Oklahoma. The Company’s banking operations are considered by management to be aggregated in one reportable operating segment in accordance with FASB ASC Topic 280. The Chief Executive Officer is designated as the Company’s chief operating decision maker (“CODM”). The CODM evaluates banking operations and decides how to allocate resources based on consolidated net income that is also reported on the Company’s consolidated statement of income. Consolidated net income is used to monitor the Company’s revenue streams, significant expenses and to compare budget to actual results in assessing performance of the Company’s banking operations. Interest expense, provision for credit losses and salaries and employee benefits are considered significant expenses. As the Company’s operations consist of one reportable operating segment, the segment assets are reflected on the accompanying consolidated balance sheets as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of income. The Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

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

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2024		2023		2022
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$479,386		$419,316		$524,516
Basic:
Weighted average shares outstanding	95,000	$5.05	92,902	$4.51	91,604	$5.73
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	—		—		—
Total	95,000	$5.05	92,902	$4.51	91,604	$5.73

As of December 31, 2024, all stock options have been exercised and there are no options outstanding. There were no stock options exercisable at December 31, 2024, 2023 and 2022 that would have had an anti-dilutive effect on the above computation.

New Accounting Standards

Accounting Standards Updates (“ASU”)

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a significant impact on its financial statements.

ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. ASU 2024-01 clarifies the scope application of profits interest and similar awards by adding illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of FASB ASC 718, “Compensation—Stock Compensation.” However, this amendment does not change the intent of that guidance, nor how it should be applied. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. ASU 2024-01 became effective for the Company on December 31, 2024 and did not have a significant impact on the Company’s financial statements.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income. ASU No. 2023-09 focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For public business entities the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its financial statements.

ASU 2023-07, Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures. ASU 2023-07 amends the disclosure requirements related to segment reporting primarily through enhanced disclosure about significant segment expenses that are regularly provided to the chief operating decision maker and by requiring disclosure of segment information on an annual and interim basis. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 became effective for the Company on December 31, 2024 and did not have a significant impact on the Company’s financial statements.

ASU 2023-06, Disclosure Improvements—Codification Amendments in Response to the Securities and Exchange Commission’s (“SEC”) Disclosure Update and Simplification Initiative. ASU 2023-06 amends the FASB ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. However, if the SEC has not removed the related disclosure from its regulations by June 30, 2027, the amendments will be removed from the Codification and not become effective. The Company does not expect the adoption of ASU 2023-06 to have a significant impact on its financial statements.

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

Recent Acquisitions

Merger of Lone Star State Bancshares, Inc. — Effective April 1, 2024, the Company completed the merger of Lone Star State Bancshares, Inc. (“Lone Star”) into Bancshares and the subsequent merger of its wholly owned subsidiary Lone Star State Bank of West Texas (“Lone Star Bank”), into the Bank (collectively, the “LSSB Merger”). Lone Star operated five full-service banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of March 31, 2024, Lone Star, on a consolidated basis, reported total assets of $1.38 billion, total loans of $1.07 billion and total deposits of $1.24 billion.

Pursuant to the terms of the definitive agreement, Bancshares issued 2,376,182 shares of its common stock plus approximately $64.1 million in cash for all outstanding shares of Lone Star. This resulted in goodwill of $106.7 million as of December 31, 2024, which does not include all the subsequent fair value adjustments that have not yet been finalized. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $17.7 million of core deposit intangibles as of December 31, 2024. In October 2024, the Company completed the operational conversion of Lone Star Bank.

Merger of First Bancshares of Texas, Inc. — Effective May 1, 2023, the Company completed the merger of First Bancshares (“First Bancshares”) into Bancshares and the subsequent merger of its wholly owned subsidiary FirstCapital Bank of Texas, N.A. (“FirstCapital Bank”), into the Bank (collectively, the “FB Merger”). FirstCapital Bank operated 16 full-service banking offices in six different markets in West, North and Central Texas areas, including its main office in Midland, and banking offices in Midland, Lubbock, Amarillo, Wichita Falls, Burkburnett, Byers, Henrietta, Dallas, Horseshoe Bay, Marble Falls and Fredericksburg, Texas. As of March 31, 2023, First Bancshares, on a consolidated basis, reported total assets of $2.14 billion, total loans of $1.65 billion and total deposits of $1.71 billion. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

Pursuant to the terms of the definitive agreement, Bancshares issued 3,583,370 shares of its common stock and approximately $91.5 million in cash for all outstanding shares of First Bancshares. This resulted in goodwill of $164.8 million as of December 31, 2024, which includes all the final subsequent fair value adjustments. Additionally, the Company recognized $23.5 million of core deposit intangibles related to the FB Merger. During the second quarter of 2023, the Company completed the operational conversion of FirstCapital Bank.

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

PCD Loans. The recorded investment in PCD loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2024 and 2023 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
PCD loans:
Outstanding balance	$440,024	$533,653
Discount	(7,390)	(7,914)
Recorded investment	$432,634	$525,739

Changes in the accretable yield for acquired PCD loans for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$7,914	$3,361
Additions	4,558	7,790
Accretion charge-offs	(78)	(16)
Accretion	(5,004)	(3,221)
Balance at December 31,	$7,390	$7,914

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired. The PCD discount reflected above as of December 31, 2024, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2024 and 2023 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$2,089,629	$1,823,809
Discount	(27,845)	(19,992)
Recorded investment	$2,061,784	$1,803,817

Changes in the discount accretion for Non-PCD loans for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$19,992	$2,233
Addition	20,378	22,648
Accretion charge-offs	(39)	(64)
Accretion	(12,486)	(4,825)
Balance at December 31,	$27,845	$19,992

At December 31, 2024, the Company had $35.2 million of total outstanding net accretable discounts on Non-PCD and PCD loans.

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal years 2024 and 2023 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2022	$3,231,636	$51,348
Less:
Amortization	—	(12,676)
Add:
First Bancshares merger	164,450	25,322
Balance as of December 31, 2023	3,396,086	63,994
Less:
Amortization	—	(15,670)
Add:
Measurement period adjustment of First Bancshares merger	316	—
Lone Star merger	106,727	17,723
Balance as of December 31, 2024	$3,503,129	$66,047

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write down is recorded. Based on the Company’s annual goodwill impairment test, management does not believe any of its goodwill is impaired as of December 31, 2024.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2024 is as follows (dollars in thousands):

2025	$14,441
2026	12,763
2027	11,262
2028	9,958
Thereafter	17,623
Total	$66,047

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$14,350	$2,035	$(60)	$16,325
Collateralized mortgage obligations	216,142	81	(3,233)	212,990
Mortgage-backed securities	108,524	41	(920)	107,645
Total	$339,016	$2,157	$(4,213)	$336,960
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$5,861	$—	$(44)	$5,817
States and political subdivisions	98,125	220	(2,510)	95,835
Corporate debt securities	12,000	—	(3,840)	8,160
Collateralized mortgage obligations	232,345	—	(24,128)	208,217
Mortgage-backed securities	10,409,133	380	(1,345,063)	9,064,450
Total	$10,757,464	$600	$(1,375,585)	$9,382,479

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$20,698	$1,827	$(738)	$21,787
Collateralized mortgage obligations	321,881	967	(2,804)	320,044
Mortgage-backed securities	97,779	96	(1,118)	96,757
Total	$440,358	$2,890	$(4,660)	$438,588
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,631	$—	$(52)	$7,579
States and political subdivisions	116,497	1,864	(2,306)	116,055
Corporate debt securities	12,000	—	(4,200)	7,800
Collateralized mortgage obligations	263,250	—	(20,864)	242,386
Mortgage-backed securities	11,965,930	2,131	(1,357,283)	10,610,778
Total	$12,365,308	$3,995	$(1,384,705)	$10,984,598

The investment securities portfolio is measured for expected credit losses by segregating the portfolio into two general classifications and applying the appropriate expected credit losses methodology. Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under CECL.

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

As of December 31, 2024, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2024, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of December 31, 2024, the Company’s municipal securities represent 0.9% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of December 31, 2024, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position were as follows:

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$2,040	$(60)	$—	$—	$2,040	$(60)
Collateralized mortgage obligations	47,114	(307)	125,942	(2,926)	173,056	(3,233)
Mortgage-backed securities	6,837	(53)	89,513	(867)	96,350	(920)
Total	$55,991	$(420)	$215,455	$(3,793)	$271,446	$(4,213)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$5,817	$(44)	$—	$—	$5,817	$(44)
States and political subdivisions	23,270	(113)	47,943	(2,397)	71,213	(2,510)
Corporate debt securities	—	—	8,160	(3,840)	8,160	(3,840)
Collateralized mortgage obligations	28,362	(663)	179,855	(23,465)	208,217	(24,128)
Mortgage-backed securities	331,265	(4,647)	8,646,541	(1,340,416)	8,977,806	(1,345,063)
Total	$388,714	$(5,467)	$8,882,499	$(1,370,118)	$9,271,213	$(1,375,585)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,300	$(738)	$—	$—	$7,300	$(738)
Collateralized mortgage obligations	54,611	(729)	114,758	(2,075)	169,369	(2,804)
Mortgage-backed securities	1,154	(13)	92,211	(1,105)	93,365	(1,118)
Total	$63,065	$(1,480)	$206,969	$(3,180)	$270,034	$(4,660)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,580	$(52)	$—	$—	$7,580	$(52)
States and political subdivisions	23,085	(79)	41,039	(2,227)	64,124	(2,306)
Corporate debt securities	—	—	7,800	(4,200)	7,800	(4,200)
Collateralized mortgage obligations	50,147	(470)	192,205	(20,394)	242,352	(20,864)
Mortgage-backed securities	52,853	(807)	10,354,514	(1,356,476)	10,407,367	(1,357,283)
Total	$133,665	$(1,408)	$10,595,558	$(1,383,297)	$10,729,223	$(1,384,705)

At December 31, 2024 and 2023 there were 949 securities and 941 securities, respectively, in an unrealized loss position for 12 months or more.

The table below summarizes the amortized cost and fair value of investment securities at December 31, 2024, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$14,781	$14,786	$—	$—
Due after one year through five years	48,167	47,569	700	815
Due after five years through ten years	45,570	40,800	13,650	15,510
Due after ten years	7,468	6,657	—	—
Subtotal	115,986	109,812	14,350	16,325
Mortgage-backed securities and collateralized mortgage obligations	10,641,478	9,272,667	324,666	320,635
Total	$10,757,464	$9,382,479	$339,016	$336,960

At December 31, 2024 and 2023, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $10.26 billion and $11.34 billion and a fair value of $8.91 billion and $10.09 billion at December 31, 2024 and 2023, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

The Company recorded a $9.4 million net loss on the sale of investment securities for the year ended December 31, 2024. The Company recorded no gain or loss on sale of investment securities for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2024, the Company did not own any non-agency collateralized mortgage obligations.

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

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is categorized by major type as follows:

	December 31,
	2024	2023
	(Dollars in thousands)
Residential mortgage loans held for sale	$10,690	$5,734

Commercial and industrial	2,508,088	2,305,040
Real estate:
Construction, land development and other land loans	2,859,281	3,076,591
1-4 family residential (including home equity)	8,476,899	8,162,344
Commercial real estate (including multi-family residential)	5,800,985	5,662,948
Farmland	681,883	598,898
Agriculture	351,663	217,145
Consumer and other	378,817	329,593
Total loans held for investment, excluding Warehouse Purchase Program	21,057,616	20,352,559
Warehouse Purchase Program	1,080,903	822,245
Total loans, including Warehouse Purchase Program	$22,149,209	$21,180,538

Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. Loans to borrowers with aggregate debt relationships over $1.0 million and below $5.0 million are evaluated and acted upon on a daily basis by two of the company-wide designated senior credit officers. Loans to borrowers with aggregate debt relationships above $5.0 million are evaluated and acted upon by an officers’ loan committee that meets weekly.

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

Loan Maturities. The contractual maturity ranges of the Company’s loan portfolio, excluding loans held for sale of $10.7 million and Warehouse Purchase Program Loans of $1.08 billion, by type of loan and the amount of such loans with predetermined interest rates and variable rates in each maturity range as of December 31, 2024 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase net discounts of $35.2 million.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)
Commercial and industrial	$778,650	$1,261,255	$362,261	$111,158	$2,513,324
Real estate:
Construction, land development and other land loans	693,907	540,453	573,702	1,052,567	2,860,629
1-4 family residential (includes home equity)	53,794	242,565	1,888,707	6,289,949	8,475,015
Commercial (includes multi-family residential)	271,543	1,199,783	2,137,316	2,220,371	5,829,013
Agriculture (includes farmland)	321,986	164,851	240,467	308,345	1,035,649
Consumer and other	84,503	76,410	149,365	68,943	379,221
Total	$2,204,383	$3,485,317	$5,351,818	$10,051,333	$21,092,851
Loans with a predetermined interest rate	$533,187	$1,555,466	$3,111,854	$3,470,683	$8,671,190
Loans with a variable interest rate	1,671,196	1,929,851	2,239,964	6,580,650	12,421,661
Total	$2,204,383	$3,485,317	$5,351,818	$10,051,333	$21,092,851

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans made up 81.3% and 83.0% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of December 31, 2024 and 2023, loans outstanding to directors, officers and their affiliates totaled $266 thousand and $292 thousand, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	As of and for the year ended December 31,
	2024	2023
	(Dollars in thousands)
Beginning balance on January 1	$292	$547
New loans	5	64
Repayments	(31)	(319)
Ending balance	$266	$292

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

An aging analysis of past due loans, segregated by category of loan, is presented below:

	December 31, 2024
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$21,464	$267	$21,731	$2,079	$2,835,471	$2,859,281
Warehouse Purchase Program loans	—	—	—	—	1,080,903	1,080,903
Agriculture and agriculture real estate (includes farmland)	4,554	575	5,129	2,634	1,025,783	1,033,546
1-4 family (includes home equity) (1)	49,391	—	49,391	42,048	8,396,150	8,487,589
Commercial real estate (includes multi-family residential)	15,692	—	15,692	18,455	5,766,838	5,800,985
Commercial and industrial	26,852	1,347	28,199	8,348	2,471,541	2,508,088
Consumer and other	478	—	478	83	378,256	378,817
Total	$118,431	$2,189	$120,620	$73,647	$21,954,942	$22,149,209

	December 31, 2023
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$21,627	$1,635	$23,262	$14,770	$3,038,559	$3,076,591
Warehouse Purchase Program loans	—	—	—	—	822,245	822,245
Agriculture and agriculture real estate (includes farmland)	8,572	—	8,572	1,460	806,011	816,043
1-4 family (includes home equity) (1)	38,350	130	38,480	25,694	8,103,904	8,168,078
Commercial real estate (includes multi-family residential)	23,511	—	23,511	18,662	5,620,775	5,662,948
Commercial and industrial	14,782	430	15,212	8,066	2,281,762	2,305,040
Consumer and other	503	—	503	36	329,054	329,593
Total	$107,345	$2,195	$109,540	$68,688	$21,002,310	$21,180,538

(1)
Includes $10.7 million and $5.7 million of residential mortgage loans held for sale at December 31, 2024 and 2023, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2024	2023	2022
	(Dollars in thousands)
Nonaccrual loans (1)(3)	$73,647	$68,688	$19,614	(2)
Accruing loans 90 or more days past due	2,189	2,195	5,917
Total nonperforming loans	75,836	70,883	25,531
Repossessed assets	4	76	—
Other real estate	5,701	1,708	1,963
Total nonperforming assets	$81,541	$72,667	$27,494
Nonperforming assets to total loans and other real estate	0.37%	0.34%	0.15%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.39%	0.36%	0.15%
Nonaccrual loans to total loans	0.33%	0.32%	0.10%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.35%	0.34%	0.11%

(1)
ASU 2022-02 became effective for the Company on January 1, 2023.
(2)
Includes troubled debt restructurings of $4.6 million for the year ended December 31, 2022.
(3)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $81.5 million in nonperforming assets at December 31, 2024 compared with $72.7 million at December 31, 2023 and $27.5 million at December 31, 2022. Nonperforming assets were 0.37% of total loans and other real estate at December 31, 2024 compared with 0.34% and 0.15% of total loans and other real estate at December 31, 2023 and 2022, respectively. The nonperforming assets consisted of 368 separate credits or other real estate properties at December 31, 2024, compared with 292 at December 31, 2023, and 170 at December 31, 2022. The Company had $73.6 million, $68.7 million and $19.6 million in nonaccrual loans at December 31, 2024, 2023, and 2022, respectively.

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

The following table presents loans by risk grade and category of loan and year of origination at December 31, 2024.

	Term Loans
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	4,500	685	151	—	—	13	—	—	5,349
Grade 3	549,816	534,017	532,729	217,862	103,049	49,488	108,803	17,111	2,112,875
Grade 4	50,550	146,561	195,618	76,629	64,886	26,557	36,760	—	597,561
Grade 5	564	510	4,318	7,065	5,542	5,239	1,075	—	24,313
Grade 6	—	641	—	7,314	177	479	—	—	8,611
Grade 7	—	—	1,334	114	—	14	217	—	1,679
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	5,472	13,793	47,699	8,931	5,966	7,153	19,879	—	108,893
Total	$610,902	$696,207	$781,849	$317,915	$179,620	$88,943	$166,734	$17,111	$2,859,281

Current-period gross write-offs	$—	$402	$156	$—	$—	$223	$—	$—	$781

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$2,146	$567	$40	$76	$67	$497	$10,162	$16	$13,571
Grade 2	—	10	45	3,490	—	610	—	—	4,155
Grade 3	149,268	93,898	184,355	80,309	42,323	117,505	152,829	19	820,506
Grade 4	29,790	11,099	14,443	26,075	5,674	12,374	35,964	—	135,419
Grade 5	80	57	929	264	—	1,573	—	—	2,903
Grade 6	—	—	2,825	1	—	686	—	—	3,512
Grade 7	—	—	1,403	199	—	181	—	—	1,783
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	3,059	3,162	2,808	1,905	16,889	16,338	7,536	—	51,697
Total	$184,343	$108,793	$206,848	$112,319	$64,953	$149,764	$206,491	$35	$1,033,546

Current-period gross write-offs	$5	$—	$109	$62	$339	$121	$—	$—	$636

1-4 Family (includes Home Equity) (1)
Grade 1	$—	$72	$144	$—	$107	$—	$—	$—	$323
Grade 2	—	400	1,535	145	164	2,427	—	—	4,671
Grade 3	396,862	1,287,355	2,339,400	2,055,464	949,951	1,148,169	93,848	1,998	8,273,047
Grade 4	8,984	18,839	21,532	25,047	8,687	65,666	3,503	253	152,511
Grade 5	—	688	1,915	116	603	2,589	76	—	5,987
Grade 6	133	18	493	—	13	1,135	—	—	1,792
Grade 7	—	4,935	12,756	6,486	4,321	12,666	640	29	41,833
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	815	3,774	520	507	1,809	—	—	7,425
Total	$405,979	$1,313,122	$2,381,549	$2,087,778	$964,353	$1,234,461	$98,067	$2,280	$8,487,589

Current-period gross write-offs	$—	$124	$1,163	$151	$47	$70	$—	$—	$1,555

	Term Loans
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	1,041	—	302	13,943	24,495	—	39,781
Grade 3	243,633	384,617	858,216	747,863	348,753	1,165,428	48,733	298	3,797,541
Grade 4	16,431	74,372	289,639	192,969	230,362	577,718	6,572	13,610	1,401,673
Grade 5	—	2,497	13,839	947	44,641	146,967	—	—	208,891
Grade 6	—	3,085	4,000	1,442	10,310	94,573	—	—	113,410
Grade 7	—	2,072	2,140	699	—	584	50	—	5,545
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	3,786	21,990	59,233	38,578	32,875	77,682	—	—	234,144
Total	$263,850	$488,633	$1,228,108	$982,498	$667,243	$2,076,895	$79,850	$13,908	$5,800,985

Current-period gross write-offs	$—	$—	$167	$481	$—	$313	$329	$—	$1,290

Commercial and Industrial
Grade 1	$22,912	$11,756	$4,184	$3,559	$2,061	$7,445	$50,438	$6,700	$109,055
Grade 2	2,466	681	7,216	—	118	3,341	23,090	—	36,912
Grade 3	321,021	160,798	169,606	124,229	41,968	153,999	907,243	92,398	1,971,262
Grade 4	45,782	61,719	28,477	5,306	8,087	35,922	70,907	316	256,516
Grade 5	497	45	19,220	944	53	33,127	27,637	427	81,950
Grade 6	380	3,585	3,368	511	1,309	22	6,067	—	15,242
Grade 7	—	40	524	5,198	—	955	—	—	6,717
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	87	820	10,519	2,021	41	3,455	13,491	—	30,434
Total	$393,145	$239,444	$243,114	$141,768	$53,637	$238,266	$1,098,873	$99,841	$2,508,088

Current-period gross write-offs	$222	$857	$1,744	$1,212	$1,964	$604	$3,103	$—	$9,706

Consumer and Other
Grade 1	$19,661	$6,897	$3,781	$1,472	$1,193	$4,936	$2,091	$—	$40,031
Grade 2	109,901	11,982	13,964	—	44	1,780	85	—	137,756
Grade 3	36,778	19,493	32,312	20,587	8,681	13,992	45,747	7	177,597
Grade 4	—	1,472	226	964	14,770	2,421	3,373	—	23,226
Grade 5	—	—	—	—	—	—	89	—	89
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	27	4	—	46	—	—	—	77
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	22	—	7	12	—	41
Total	$166,340	$39,871	$50,287	$23,045	$24,734	$23,136	$51,397	$7	$378,817

Current-period gross write-offs	$5,470	$263	$56	$50	$53	$305	$67	$7	$6,271

	Term Loans
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	1,080,903	—	—	—	—	—	—	—	1,080,903
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$1,080,903	$—	$—	$—	$—	$—	$—	$—	$1,080,903

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Grade 1	$44,719	$19,292	$8,149	$5,107	$3,428	$12,878	$62,691	$6,716	$162,980
Grade 2	116,867	13,758	23,952	3,635	628	22,114	47,670	—	228,624
Grade 3	2,778,281	2,480,178	4,116,618	3,246,314	1,494,725	2,648,581	1,357,203	111,831	18,233,731
Grade 4	151,537	314,062	549,935	326,990	332,466	720,658	157,079	14,179	2,566,906
Grade 5	1,141	3,797	40,221	9,336	50,839	189,495	28,877	427	324,133
Grade 6	513	7,329	10,686	9,268	11,809	96,895	6,067	—	142,567
Grade 7	—	7,074	18,161	12,696	4,367	14,400	907	29	57,634
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	12,404	40,580	124,033	51,977	56,278	106,444	40,918	—	432,634
Total	$3,105,462	$2,886,070	$4,891,755	$3,665,323	$1,954,540	$3,811,465	$1,701,412	$133,182	$22,149,209

Current-period gross write-offs	$5,697	$1,646	$3,395	$1,956	$2,403	$1,636	$3,499	$7	$20,239

(1)
Includes $10.7 million of residential mortgage loans held for sale at December 31, 2024.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate to cover the expected losses in the loan portfolio as of December 31, 2024. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the total loan portfolio and assigns risk grades to each loan. Through this loan review process, the Company maintains an internal list of impaired loans which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For certain impaired loans, the Company allocates a specific loan loss reserve primarily based on the value of the collateral securing the impaired loan in accordance with CECL. The specific reserves are determined on an individual loan basis. Loans for which specific reserves are provided are excluded from the general valuation allowance described below.

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

In determining the amount of the general valuation allowance, management considers factors such as historical lifetime loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with CECL. Historical lifetime loan loss experience is determined by utilizing an open-pool (“cumulative loss rate”) methodology. Adjustments to the historical lifetime loan loss experience are made for differences in current loan pool risk characteristics such as portfolio concentrations, delinquency, non-accrual, and watch list levels, as well as changes in current and forecasted economic conditions such as unemployment rates, property and collateral values, and other indices relating to economic activity. The utilization of reasonable and supportable forecasts includes an immediate reversion to lifetime historical loss rates. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

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

PCD loans are monitored individually or on a pooled basis quarterly to assess for changes in expected cash flows subsequent to acquisition. If a deterioration in cash flows is identified, an increase to the PCD reserves for that individual loan or pool of loans may be required. PCD loans were recorded at their acquisition date fair values, which were based on expected cash flows and considers estimates of expected future credit losses. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses.

The following tables detail the activity in the allowance for credit losses on loans by category of loan for the years ended December 31, 2024, 2023 and 2022, respectively.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Balance January 1, 2024	$87,775	$11,380	$77,652	$88,664	$59,832	$7,059	$332,362
Allowance on loans purchased with credit deterioration	942	14,309	344	4,306	6,176	1	26,078
Provision for credit losses	(9,954)	2,130	4,210	(601)	6,266	5,872	7,923
Charge-offs	(781)	(636)	(1,555)	(1,290)	(9,706)	(6,271)	(20,239)
Recoveries	2	510	84	1,068	2,932	1,085	5,681
Net charge-offs	(779)	(126)	(1,471)	(222)	(6,774)	(5,186)	(14,558)
Balance December 31, 2024	$77,984	$27,693	$80,735	$92,147	$65,500	$7,746	$351,805

Allowance for credit losses on loans:
Balance January 1, 2023	$78,853	$7,699	$60,795	$66,272	$62,319	$5,638	$281,576
Allowance on loans purchased with credit deterioration	16,878	2,914	1,590	25,292	30,095	24	76,793
Provision for credit losses	(7,929)	683	14,999	14,216	(16,177)	6,192	11,984
Charge-offs	(77)	(114)	(144)	(17,158)	(19,603)	(5,688)	(42,784)
Recoveries	50	198	412	42	3,198	893	4,793
Net charge-offs	(27)	84	268	(17,116)	(16,405)	(4,795)	(37,991)
Balance December 31, 2023	$87,775	$11,380	$77,652	$88,664	$59,832	$7,059	$332,362

Allowance for credit losses on loans:
Balance January 1, 2022	58,897	7,759	56,710	75,005	80,412	7,597	286,380
Provision for credit losses	20,372	(67)	3,883	(7,873)	(18,934)	2,619	—
Charge-offs	(435)	(274)	(168)	(870)	(1,273)	(5,503)	(8,523)
Recoveries	19	281	370	10	2,114	925	3,719
Net charge-offs	(416)	7	202	(860)	841	(4,578)	(4,804)
Balance December 31, 2022	$78,853	$7,699	$60,795	$66,272	$62,319	$5,638	$281,576

The allowance for credit losses on loans as of December 31, 2024 totaled $351.8 million or 1.59% of total loans, including acquired loans with discounts, an increase of $19.4 million or 5.8% compared to the allowance for credit losses on loans totaling $332.4 million or 1.57% of total loans, including acquired loans with discounts, as of December 31, 2023. This increase was primarily due to the LSSB Merger.

There was a $9.1 million provision for credit losses for the year ended December 31, 2024 compared to a $18.5 million provision for credit losses for year ended December 31, 2023 and no provision for credit losses for the year ended December 31, 2022. The $9.1 million provision was due to loans acquired in the LSSB Merger and consisted of a $7.9 million provision for credit losses on loans and a $1.2 million provision for credit losses on off-balance sheet credit exposures. The $18.5 million provision was made as a result of the loans acquired in the FB Merger and consisted of a $12.0 million provision for credit losses on loans and a $6.5 million provision for credit losses on off-balance sheet credit exposures.

Net charge-offs were $14.6 million for the year ended December 31, 2024 compared with $38.0 million for the year ended December 31, 2023. Net charge-offs for the year ended December 31, 2024 included $3.4 million related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Additionally, reserves on PCD loans increased by $26.1 million due to Day One accounting for PCD loans at the time of the LSSB Merger. Further, $15.4 million of reserves on resolved PCD loans was released to the general reserve.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of December 31, 2024 and 2023, the Company had $37.6 million and $36.5 million, respectively, in allowance for credit losses on off-balance sheet credit exposures; with the increase due to the LSSB Merger. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of December 31, 2024, the Company had $1.72 billion in commitments expected to fund.

The following table represents a rollforward of the allowance for credit losses on off-balance sheet credit exposures as of the dates indicated.

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$36,503	$29,947
Provision for credit losses on off-balance sheet credit exposures	1,143	6,556
Balance at end of period	$37,646	$36,503

Loan Modifications Made to Borrowers Experiencing Financial Difficulty. The Company evaluates all restructurings, including restructurings for borrowers experiencing financial difficulty, to determine whether they result in a new loan or a continuation of an existing loan. In accordance with CECL, the Company only establishes a specific reserve for modifications to borrowers experiencing financial difficulty when the loan is identified as impaired. The effect of most modifications of loans made to borrowers who are experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance. The Company adjusts the terms of loans for certain borrowers when it believes such changes will help its customers manage their loan obligations and increase the collectability of the loans.

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

The following table displays the amortized cost of loans that were both experiencing financial difficulty and modified during the years ended December 31, 2024 and 2023, presented by category of loan and by type of modification.

	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Combination Payment Delay and Interest Rate Reduction	Total	Percent of Total Class of Loans
	(Dollars in thousands)
Year Ended December 31, 2024
Commercial and industrial	$3,049	$4,240	$—	$—	$—	$7,289	0.3%
Construction, land development and other land loans	—	7,163	—	—	—	7,163	0.3%
Commercial real estate (includes multi-family residential)	—	—	—	—	7,672	7,672	0.1%
Total	$3,049	$11,403	$—	$—	$7,672	$22,124	0.1%

Year Ended December 31, 2023
Commercial and industrial	$—	$5,275	$282	$—	$—	$5,557	0.2%
Construction, land development and other land loans	—	6,634	—	9,950	—	16,584	0.5%
Commercial real estate (includes multi-family residential)	1,291	—	15,897	9,685	—	26,873	0.5%
Agriculture	—	414	—	—	—	414	0.2%
Total	$1,291	$12,323	$16,179	$19,635	$—	$49,428	0.2%

The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not significant during the years ended December 31, 2024 and 2023. Furthermore, such modifications did not significantly impact the Company’s determination of the allowance for credit losses during those periods.

The Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the years ended December 31, 2024 and 2023 that subsequently defaulted and were modified in the twelve months prior to default. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

6. FAIR VALUE

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price.” Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write downs of individual assets. FASB ASC Topic 820, “Fair Value Measurements and Disclosures” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following tables present fair values for assets measured at fair value on a recurring basis:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$16,325	$—	$16,325
Collateralized mortgage obligations	—	212,990	—	212,990
Mortgage-backed securities	—	107,645	—	107,645
Derivative financial instruments:
Interest rate lock commitments	—	144	—	144
Forward mortgage-backed securities trades	—	75	—	75
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	686	—	686
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$1	$—	$1
Forward mortgage-backed securities trades	—	37	—	37
Loan customer counterparty	—	693	—	693
Financial institution counterparty	—	—	—	—

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$21,787	$—	$21,787
Collateralized mortgage obligations	—	320,044	—	320,044
Mortgage-backed securities	—	96,757	—	96,757
Derivative financial instruments:
Interest rate lock commitments	—	218	—	218
Forward mortgage-backed securities trades	—	1	—	1
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	3,876	—	3,876
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	161	—	161
Loan customer counterparty	—	3,899	—	3,899
Financial institution counterparty	—	—	—	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale, and impaired loans. For the year ended December 31, 2024, the Company had additions to other real estate owned of $9.2 million, of which $4.4 million were outstanding as of December 31, 2024. For the year ended December 31, 2024, the Company had additions to impaired loans of $53.7 million, of which $38.7 million were outstanding as of December 31, 2024. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2024 and remained outstanding at December 31, 2024 were not significant.

The following tables summarize the carrying values and estimated fair values of certain financial instruments not recorded at fair value on a recurring basis:

	As of December 31,2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,972,175	$1,972,175	$—	$—	$1,972,175
Federal funds sold	292	292	—	—	292
Held to maturity securities	10,757,464	—	9,382,479	—	9,382,479
Loans held for sale	10,690	—	10,690	—	10,690
Loans held for investment, net of allowance	20,705,811	—	—	19,379,556	19,379,556
Loans held for investment - Warehouse Purchase Program	1,080,903	—	1,080,903	—	1,080,903
Other real estate owned	5,701	—	5,701	—	5,701
Liabilities
Deposits:
Noninterest-bearing	$9,798,438	$—	$9,798,438	$—	$9,798,438
Interest-bearing	18,582,900	—	18,559,227	—	18,559,227
Other borrowings	3,200,000	—	3,200,000	—	3,200,000
Securities sold under repurchase agreements	221,913	—	221,902	—	221,902

	As of December 31,2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$458,153	$458,153	$—	$—	$458,153
Federal funds sold	260	260	—	—	260
Held to maturity securities	12,365,308	—	10,984,598	—	10,984,598
Loans held for sale	5,734	—	5,734	—	5,734
Loans held for investment, net of allowance	20,020,197	—	—	18,321,054	18,321,054
Loans held for investment - Warehouse Purchase Program	822,245	—	822,245	—	822,245
Other real estate owned	1,708	—	1,708	—	1,708
Liabilities
Deposits:
Noninterest-bearing	$9,776,572	$—	$9,776,572	$—	$9,776,572
Interest-bearing	17,403,237	—	17,371,523	—	17,371,523
Other borrowings	3,725,000	—	3,725,000	—	3,725,000
Securities sold under repurchase agreements	309,277	—	309,245	—	309,245

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

The fair value estimates presented herein are based on information available to management at December 31, 2024. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2024	2023
	(Dollars in thousands)
Land	$141,613	$139,610
Buildings	301,898	281,019
Furniture, fixtures and equipment	113,457	108,389
Construction in progress	11,155	24,305
Total	568,123	553,323
Less accumulated depreciation	(196,885)	(183,331)
Premises and equipment, net	$371,238	$369,992

Depreciation expense was $19.1 million, $18.3 million and $18.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

8. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $250,000 or more. These certificates and their remaining maturities at December 31, 2024 were as follows (dollars in thousands):

Three months or less	$1,043,084	56.2%
Over three through six months	705,825	38.1
Over six through 12 months	88,554	4.8
Over 12 months	17,031	0.9
Total	$1,854,494	100.0%

As of December 31, 2024, the Company had no deposits classified as brokered deposits for regulatory purposes, and there are no major concentrations of deposits with any one depositor.

9. OTHER BORROWINGS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”), the Federal Reserve Board Bank Term Funding Program (“BTFP”) and securities sold under repurchase agreements.

	December 31,
	2024	2023
	(Dollars in thousands)
FHLB advances	$3,200,000	$—
Bank Term Funding Program	—	3,725,000
Total other borrowings	3,200,000	3,725,000
Securities sold under repurchase agreements	221,913	309,277
Total	$3,421,913	$4,034,277

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2024, the Company had total borrowing capacity of $7.94 billion under this line. FHLB advances of $3.20 billion were outstanding at December 31, 2024, with an interest rate of 4.38%. At December 31, 2024, the Company had no FHLB long-term notes payable balance outstanding.

Bank Term Funding Program— During the second quarter of 2023, the Bank began participating in the BTFP, which ceased extending new loans as of March 11, 2024. Under the BTFP program, eligible depository institutions could obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. At December 31, 2024, the Company had no BTFP balance outstanding.

Securities sold under repurchase agreements with Company customers—At December 31, 2024, the Company had $221.9 million in securities sold under repurchase agreements compared with $309.3 million at December 31, 2023, a decrease of $87.4 million or 28.2%, with weighted average interest rates paid of 2.70% and 2.42% for the years ended December 31, 2024 and 2023, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $2.7 million of repurchase agreements outstanding at December 31, 2024 have maturity dates ranging from 12 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Subordinated debentures— On May 1, 2023, in connection with the acquisition of First Bancshares, the Company assumed the obligation related to $3.1 million of Floating Rate Junior Subordinated Deferrable Interest Debentures and trust preferred securities (the “Subordinated Debentures”), which the Company redeemed on September 18, 2023. Accordingly, as of December 31, 2024, the Company had no Subordinated Debentures outstanding.
10. INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Current	$130,663	$107,823	$135,611
Deferred	2,616	7,321	6,046
Total	$133,279	$115,144	$141,657

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 21% for 2024, 2023 and 2022 to income before income taxes as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Taxes calculated at statutory rate	$128,660	$112,241	$139,901
Increase (decrease) resulting from:
Excess FMV on restricted stock vesting	245	17	9
Certain compensation >$1 million	877	887	948
Nondeductible compensation	945	845	945
Tax-exempt interest	(1,725)	(1,718)	(1,625)
Qualified School Construction Bond credit	(969)	(1,255)	(1,288)
Nontaxable death benefits	(23)	(424)	(215)
BOLI income	(1,676)	(1,397)	(1,075)
State tax, net	2,425	1,889	2,315
Other, net	4,520	4,059	1,742
Total	$133,279	$115,144	$141,657

Year-end deferred taxes are presented in the table below. Deferred taxes as of December 31, 2024 and 2023 are based on the U.S. statutory federal corporate income tax rate of 21%.

	December 31,
	2024	2023
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$63,166	$69,796
CECL unfunded loans	7,906	7,665
Loan purchase discounts	7,466	5,927
Restricted stock	4,905	6,643
Securities	3,961	3,368
Deferred compensation	1,892	2,022
Accrued liabilities	1,068	2,059
Unrealized loss on available for sale securities	432	372
Certificates of Deposit	32	51
Other	2,803	30
Total deferred tax assets	93,631	97,933
Deferred tax liabilities:
Goodwill and core deposit intangibles	(42,838)	(41,421)
Deferred loan fees and costs	(11,822)	(12,245)
Bank premises and equipment	(5,109)	(7,018)
Prepaid expenses	(1,607)	(1,592)
Other	(20)	(20)
Total deferred tax liabilities	(61,396)	(62,296)
Net deferred tax assets	$32,235	$35,637

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2024.

Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no tax positions at December 31, 2024 or December 31, 2023 that did not meet the more-likely-than not recognition threshold. FASB ASC Topic 740 “Income Taxes” also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2024 and 2023, the Company has not accrued any interest and penalties related to unrecognized tax benefits. The Company has identified its federal tax return and its state tax returns in Texas, Oklahoma, Colorado, New Mexico and New York as “major” tax jurisdictions, as defined. The Bank has identified its state returns in Arkansas, Florida, Georgia, Idaho, North Carolina, Pennsylvania, Tennessee and Washington as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal return are the 2021 through 2024 tax years. The Company has assumed net operating loss carryforwards, “acquired NOLs”, through its previous acquisitions. The tax periods of the acquired entities from which these acquired NOLs originated are considered open years for purposes of adjusting the amount of the acquired NOLs used in the Company’s open years. As of December 31, 2024, the Company has fully utilized all acquired NOLs.

11. STOCK INCENTIVE PROGRAMS

At December 31, 2024, Bancshares had one active stock-based incentive compensation plan with awards outstanding. The Company accounts for stock-based incentive compensation plans using the fair value-based method of accounting. The Company recognized stock-based compensation expense of $12.8 million, $12.2 million and $11.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. There was approximately $1.6 million, $1.7 million and $1.5 million of income tax benefit recorded for the stock-based compensation expense for the same periods, respectively.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by the Bancshares’ shareholders at the annual meeting of shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of December 31, 2024, 422,257 shares of restricted common stock have vested and 569,160 shares of unvested restricted stock have been issued under the 2020 Plan.

Restricted Stock

During 2024, 2023 and 2022, Bancshares granted shares of restricted stock pursuant to the 2020 Plan. These shares of restricted stock generally vest over a period of one to three years. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period. Compensation expense related to restricted stock was $12.8 million, $12.2 million and $11.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

A summary of the status of nonvested shares of restricted stock as of December 31, 2024, and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, December 31, 2023	511	$70.26
Share awards granted	432	64.16
Unvested share awards forfeited	(17)	64.41
Share awards vested	(356)	70.08
Nonvested share awards outstanding, December 31, 2024	570	$65.88

The total fair value of restricted stock awards that fully vested during the year ended December 31, 2024 was $23.2 million.

As of December 31, 2024, there was $20.9 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.44 years.

12. OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense totals are more fully detailed in the following tables. Any components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented, as well as amounts the Company elected to present, are stated separately.

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Other noninterest income
Banking related service fees	$7,902	$8,112	$7,943
Bank Owned Life Insurance (BOLI)	7,980	6,653	5,119
Rental income	2,382	2,295	2,279
Other	11,665	19,633	15,042
Total	$29,929	$36,693	$30,383
Other noninterest expense
Advertising	$3,215	$3,230	$3,201
Losses	4,184	3,266	2,610
Printing and supplies	3,335	3,537	3,034
Insurance expense	3,655	3,749	4,188
Professional and legal fees	12,101	9,781	8,515
Property taxes	9,483	9,080	9,014
Travel and development	7,538	7,400	6,107
Other	11,679	11,302	10,199
Total	$55,190	$51,345	$46,868

13. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Code and excluding catch-up contributions. Such matching contributions were approximately $6.9 million, $6.0 million and $6.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

14. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of December 31, 2024 are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB advances as of December 31, 2024 is summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
FHLB advances	$3,200,000	$—	$—	$—	$3,200,000

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of December 31, 2024 are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$73,827	$10,481	$2,088	$26	$86,422
Unused capacity on Warehouse Purchase Program loans	1,055,597	—	—	—	1,055,597
Commitments to extend credit	1,600,580	1,004,273	101,428	1,273,127	3,979,408
Total	$2,730,004	$1,014,754	$103,516	$1,273,153	$5,121,427

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

At December 31, 2024, $193.7 million of commitments to extend credit and standby letters of credit have fixed rates ranging from 0% to 21.0%.

The Company evaluates customer creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At December 31, 2024 and 2023, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million and $36.5 million, respectively. The increase in the allowance was due to the LSSB Merger.

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income for the years ended December 31, 2024, 2023 and 2022 was $3.4 million, $3.1 million and $3.2 million, respectively. As of December 31, 2024, operating lease ROU assets and lease liabilities were approximately $33.4 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of December 31, 2024, the weighted average remaining lease terms of the Company’s operating leases were 6.1 years. The weighted average discount rate used to determine the lease liabilities as of December 31, 2024 for the Company’s operating leases was 3.0%. Cash paid for the Company’s operating leases for the years ended December 31, 2024, 2023 and 2022 was $11.5 million, $12.0 million and $10.9 million, respectively. During the year ended December 31, 2024, the Company obtained $5.2 million in ROU assets in exchange for lease liabilities for three operating leases.

The Company’s future undiscounted cash payments associated with its operating leases as of December 31, 2024 are summarized below (dollars in thousands).

2025	$10,461
2026	9,334
2027	6,332
2028	3,355
2029	2,006
Thereafter	10,495
Total undiscounted lease payments	$41,983

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all operating lease obligations aggregated approximately $11.5 million, $12.1 million, and $10.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Litigation—The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. After consultations with legal counsel, the Company and the Bank believe that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

15. OTHER COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2024			2023			2022
	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive (loss) income:
Securities available for sale:
Change in unrealized (loss) gain during period	$(286)	$60	$(226)	$2,626	$(551)	$2,075	$(6,686)	$1,404	$(5,282)
Total securities available for sale	(286)	60	(226)	2,626	(551)	2,075	(6,686)	1,404	(5,282)
Total other comprehensive (loss) income	$(286)	$60	$(226)	$2,626	$(551)	$2,075	$(6,686)	$1,404	$(5,282)

Activity in accumulated other comprehensive (loss) income, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2024	$(1,398)	$(1,398)
Other comprehensive loss	(226)	(226)
Balance at December 31, 2024	$(1,624)	$(1,624)
Balance at January 1, 2023	$(3,473)	$(3,473)
Other comprehensive income	2,075	2,075
Balance at December 31, 2023	$(1,398)	$(1,398)
Balance at January 1, 2022	$1,809	$1,809
Other comprehensive loss	(5,282)	(5,282)
Balance at December 31, 2022	$(3,473)	$(3,473)

16. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$7,042	144	1	$7,113	$218	$—
Forward mortgage-backed securities trades	18,500	75	37	14,250	1	161
Commercial loan interest rate swaps and caps:
Loan customer counterparty	30,732	—	693	67,408	—	3,899
Financial institution counterparty	30,732	686	—	67,408	3,876	—

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at December 31, 2024 and 2023 are presented in the following table.

	Weighted-Average Interest Rate
	December 31, 2024		December 31, 2023
	Received	Paid	Received	Paid
Loan customer counterparty	5.03%	6.77%	3.07%	6.81%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $686 thousand and $3.9 million at December 31, 2024 and 2023, respectively. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was zero at December 31, 2024. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counterparties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was zero at December 31, 2024 and 2023, respectively.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in net gain on sale of mortgage loans. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
Derivatives not designated as hedging instruments	2024	2023	2022
Interest rate lock commitments	$(75)	$130	$88
Forward mortgage-backed securities trades	589	368	740

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

The Basel III Capital Rules require Bancshares and the Bank to maintain a capital conservation buffer, composed entirely of common equity tier 1 capital (“CET1”), of 2.5%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.5% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”) of 4.0%.

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

In response to the COVID-19 pandemic, in March 2020 the joint federal bank regulatory agencies issued an interim final rule that allowed banking organizations that implemented CECL in 2020 to mitigate the effects of the CECL accounting standard in their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. The Company adopted the option provided by the interim final rule, which delayed the effects of CECL on its regulatory capital through 2021, after which the effects were phased in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period include both the initial impact of the Company’s adoption of CECL on January 1, 2020 and 25% of subsequent changes in the Company’s allowance for credit losses during each quarter of the two-year period ended December 31, 2021. The cumulative amount of the transition adjustments was phased in over a three-year transition period that began on January 1, 2022, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024.

To meet the capital adequacy requirements, Bancshares and the Bank must maintain minimum capital amounts and ratios of CET1, Tier 1 and Total capital to risk weighted assets, and of Tier 1 capital to adjusted quarterly average assets as defined in the regulations. As of December 31, 2024, Bancshares and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2024, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification which management believes have changed the Bank’s category. To be categorized as well capitalized the Bank must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios as set forth in the table below.

The following is a summary of Bancshares’ and the Bank’s capital ratios at December 31, 2024 and 2023:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2024
CET1 Capital (to Risk Weighted Assets)	$3,908,497	16.42%	$1,071,015	4.50%	$1,666,024	7.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	3,908,497	16.42	1,428,021	6.00	2,023,029	8.50	N/A	N/A
Total Capital (to Risk Weighted Assets)	4,206,669	17.67	1,904,028	8.00	2,499,036	10.50	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	3,908,497	10.82	1,445,504	4.00	1,445,504	4.00	N/A	N/A
As of December 31, 2023
CET1 Capital (to Risk Weighted Assets)	$3,681,430	15.54%	$1,065,744	4.50%	$1,657,824	7.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	3,681,430	15.54	1,420,992	6.00	2,013,072	8.50	N/A	N/A
Total Capital (to Risk Weighted Assets)	3,923,052	16.56	1,894,656	8.00	2,486,736	10.50	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	3,681,430	10.39	1,417,440	4.00	1,417,440	4.00	N/A	N/A
BANK ONLY:
As of December 31, 2024
CET1 Capital (to Risk Weighted Assets)	$3,893,275	16.36%	$1,070,586	4.50%	$1,665,356	7.00%	$1,546,402	6.50%
Tier 1 Capital (to Risk Weighted Assets)	3,893,275	16.36	1,427,448	6.00	2,022,219	8.50	1,903,264	8.00
Total Capital (to Risk Weighted Assets)	4,191,332	17.62	1,903,264	8.00	2,498,035	10.50	2,379,081	10.00
Tier 1 Capital (to Average Tangible Assets)	3,893,275	10.78	1,445,188	4.00	1,445,188	4.00	1,806,485	5.00
As of December 31, 2023
CET1 Capital (to Risk Weighted Assets)	$3,665,750	15.48%	$1,065,417	4.50%	$1,657,315	7.00%	$1,538,935	6.50%
Tier 1 Capital (to Risk Weighted Assets)	3,665,750	15.48	1,420,556	6.00	2,012,454	8.50	1,894,074	8.00
Total Capital (to Risk Weighted Assets)	3,907,375	16.50	1,894,074	8.00	2,485,972	10.50	2,367,593	10.00
Tier 1 Capital (to Average Tangible Assets)	3,665,750	10.35	1,417,269	4.00	1,417,269	4.00	1,771,586	5.00

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends declared to be paid by Bancshares during the years ended December 31, 2024, 2023 and 2022 were $214.4 million, $205.7 million and $193.1 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2024, 2023 and 2022 were $352.8 million, $373.2 million and $256.7 million, respectively.

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2024	2023
	(Dollars in thousands)
ASSETS
Cash	$5,187	$5,727
Investment in subsidiary	7,419,290	7,059,667
Goodwill	3,982	3,982
Other assets	11,530	10,690
TOTAL	$7,439,989	$7,080,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$1,494	$736
SHAREHOLDERS’ EQUITY:
Common stock	95,276	93,723
Capital surplus	3,796,622	3,703,795
Retained earnings	3,548,221	3,283,210
Unrealized loss on available for sale securities, net of tax	(1,624)	(1,398)
Total shareholders’ equity	7,438,495	7,079,330
TOTAL	$7,439,989	$7,080,066

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiary	$352,766	$373,248	$256,721
Other (expense) income	(2)	25	8
Total income	352,764	373,273	256,729
OPERATING EXPENSE:
Subordinated notes interest expense	—	38	—
Stock based compensation expense (includes restricted stock)	12,843	12,181	11,765
Other expenses	2,881	2,896	1,968
Total operating expense	15,724	15,115	13,733
INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	337,040	358,158	242,996
FEDERAL INCOME TAX BENEFIT	2,057	2,076	1,927
INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	339,097	360,234	244,923
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	140,289	59,082	279,593
NET INCOME	$479,386	$419,316	$524,516

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Net income	$479,386	$419,316	$524,516
Other comprehensive (loss) income, before tax:
Securities available for sale:
Change in unrealized (loss) income during the period	(286)	2,626	(6,686)
Total other comprehensive (loss) income	(286)	2,626	(6,686)
Deferred tax benefit (expense) related to other comprehensive (loss) income	60	(551)	1,404
Other comprehensive (loss) income, net of tax	(226)	2,075	(5,282)
Comprehensive income	$479,160	$421,391	$519,234

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$479,386	$419,316	$524,516
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(140,289)	(59,082)	(279,593)
Stock based compensation expense	12,843	12,181	11,765
(Increase) decrease in other assets	(840)	(1,543)	2,515
Increase in accrued interest payable and other liabilities	747	576	—
Net cash provided by operating activities	351,847	371,448	259,203
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisitions	(63,246)	(88,490)	—
Net cash used in investing activities	(63,246)	(88,490)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of junior subordinated debentures	—	(3,158)	—
Repurchase of common stock	(74,766)	(72,248)	(65,721)
Payments of cash dividends	(214,375)	(205,715)	(193,140)
Net cash used in financing activities	(289,141)	(281,121)	(258,861)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(540)	1,837	342
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,727	3,890	3,548
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,187	$5,727	$3,890