Form 10-Q
period 2025-03-31
PROSPERITY BANCSHARES INC
filed 2025-05-08
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

As of May 5, 2025, there were 95,283,000 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$1,694,637	$1,972,175
Federal funds sold	221	292
Total cash and cash equivalents	1,694,858	1,972,467
Available for sale securities, at fair value	335,845	336,960
Held to maturity securities, at cost (fair value of $9,302,604 and $9,382,479, respectively)	10,456,886	10,757,464
Total securities	10,792,731	11,094,424
Loans held for sale	9,764	10,690
Loans held for investment	20,909,913	21,057,616
Loans held for investment - Warehouse Purchase Program	1,057,893	1,080,903
Total loans	21,977,570	22,149,209
Less: allowance for credit losses on loans	(349,101)	(351,805)
Loans, net	21,628,469	21,797,404
Accrued interest receivable	102,721	104,367
Goodwill	3,503,127	3,503,129
Core deposit intangibles, net	62,406	66,047
Bank premises and equipment, net	373,273	371,238
Other real estate owned	8,012	5,701
Bank owned life insurance (BOLI)	388,123	386,247
Federal Home Loan Bank of Dallas stock	117,700	138,200
Other assets	93,255	127,514
TOTAL ASSETS	$38,764,675	$39,566,738
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$9,675,915	$9,798,438
Interest-bearing	18,350,884	18,582,900
Total deposits	28,026,799	28,381,338
Other borrowings	2,700,000	3,200,000
Securities sold under repurchase agreements	216,086	221,913
Accrued interest payable	34,130	41,910
Allowance for credit losses on off-balance sheet credit exposures	37,646	37,646
Other liabilities	232,953	245,436
Total liabilities	31,247,614	32,128,243
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 95,258,217 issued and outstanding at March 31, 2025; 95,275,279 shares issued and outstanding at December 31, 2024	95,259	95,276
Capital surplus	3,799,692	3,796,622
Retained earnings	3,623,195	3,548,221
Accumulated other comprehensive loss —net unrealized loss on available for sale securities, net of tax benefit of $(288) and $(432), respectively	(1,085)	(1,624)
Total shareholders’ equity	7,517,061	7,438,495
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,764,675	$39,566,738

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$319,023	$306,228
Securities	57,886	66,421
Federal funds sold and other earning assets	15,896	9,265
Total interest income	392,805	381,914
INTEREST EXPENSE:
Deposits	95,597	92,692
Other borrowings	30,492	48,946
Securities sold under repurchase agreements	1,334	2,032
Total interest expense	127,423	143,670
NET INTEREST INCOME	265,382	238,244
PROVISION FOR CREDIT LOSSES	—	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	265,382	238,244
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	9,147	8,288
Credit card, debit card and ATM card income	8,739	8,861
Service charges on deposit accounts	7,408	6,406
Trust income	3,601	4,156
Mortgage income	1,009	610
Brokerage income	1,262	1,235
Net loss on sale or write-down of assets	(235)	(35)
Net gain on sale or write-up of securities	—	298
Other	10,370	9,051
Total noninterest income	41,301	38,870
NONINTEREST EXPENSE:
Salaries and employee benefits	89,476	85,771
Net occupancy and equipment	9,146	8,623
Credit and debit card, data processing and software amortization	11,422	10,975
Regulatory assessments and FDIC insurance	5,789	5,538
Core deposit intangibles amortization	3,641	3,237
Depreciation	4,774	4,686
Communications	3,473	3,402
Net other real estate income	110	49
Other	12,470	13,567
Total noninterest expense	140,301	135,848
INCOME BEFORE INCOME TAXES	166,382	141,266
PROVISION FOR INCOME TAXES	36,157	30,840
NET INCOME	$130,225	$110,426
EARNINGS PER SHARE:
Basic	$1.37	$1.18
Diluted	$1.37	$1.18

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
	(Dollars in thousands)
Net income	$130,225	$110,426
Other comprehensive income, before tax:
Securities available for sale:
Change in unrealized gain (loss) during the period	682	(1,184)
Total other comprehensive income (loss)	682	(1,184)
Deferred tax (expense) benefit related to other comprehensive income (loss)	(143)	249
Other comprehensive income (loss), net of tax	539	(935)
Comprehensive income	$130,764	$109,491

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2023	93,722,383	$93,723	$3,703,795	$3,283,210	$(1,398)	$7,079,330
Net income				110,426		110,426
Other comprehensive loss					(935)	(935)
Common stock issued in connection with the granting of restricted stock awards, net	370,600	370	(370)			—
Common stock repurchase	(567,692)	(568)	(34,714)			(35,282)
Stock based compensation expense			3,379			3,379
Cash dividends declared, $0.56 per share				(52,374)		(52,374)
BALANCE AT MARCH 31, 2024	93,525,291	$93,525	$3,672,090	$3,341,262	$(2,333)	$7,104,544

BALANCE AT DECEMBER 31, 2024	95,275,279	$95,276	$3,796,622	$3,548,221	$(1,624)	$7,438,495
Net income				130,225		130,225
Other comprehensive income					539	539
Common stock issued (forfeited) in connection with the granting of restricted stock awards, net	(17,062)	(17)	17			—
Stock based compensation expense			3,053			3,053
Cash dividends declared, $0.58 per share				(55,251)		(55,251)
BALANCE AT MARCH 31, 2025	95,258,217	$95,259	$3,799,692	$3,623,195	$(1,085)	$7,517,061

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130,225	$110,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	8,415	7,923
Provision for credit losses	—	—
Net amortization of premium on investments	5,027	5,822
Net gain on sale of investment securities	—	(298)
Net gain on sale of other real estate and repossessed assets	(30)	(137)
Net loss on sale or write down of premises and equipment	235	35
Net accretion of discount on loans	(3,292)	(1,860)
Net amortization of premium on deposits	(9)	(97)
Net gain on sale of loans	(1,009)	(612)
Proceeds from sale of loans held for sale	35,411	24,475
Originations of loans held for sale	(33,476)	(24,509)
Stock based compensation expense	3,053	3,379
Decrease in accrued interest receivable and other assets	56,200	2,811
(Decrease) increase in accrued interest payable and other liabilities	(22,577)	60,042
Net cash provided by operating activities	178,173	187,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	367,627	391,803
Purchase of held to maturity securities	(72,749)	(18,947)
Proceeds from maturities, sales and principal paydowns of available for sale securities	3,502,073	5,631,402
Purchase of available for sale securities	(3,499,606)	(5,508,208)
Originations of Warehouse Purchase Program loans	(3,206,867)	(3,021,378)
Proceeds from pay-offs of Warehouse Purchase Program loans	3,229,877	2,978,699
Net decrease (increase) in loans held for investment	143,165	(42,737)
Purchase of bank premises and equipment	(7,074)	(7,184)
Proceeds from sale of bank premises, equipment and other real estate	2,816	838
Proceeds from insurance claims	564	1,049
Net cash provided by investing activities	459,826	405,337

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(122,523)	(250,037)
Net (decrease) increase in interest-bearing deposits	(232,007)	245,843
Net (repayments) proceeds from other short-term borrowings	(500,000)	175,000
Net decrease in securities sold under repurchase agreements	(5,827)	(47,606)
Repurchase of common stock	—	(35,282)
Payments of cash dividends	(55,251)	(52,374)
Net cash (used in) provided by financing activities	(915,608)	35,544

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(277,609)	628,281
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,972,467	458,413
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,694,858	$1,086,694

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$5,062	$969

SUPPLEMENTAL INFORMATION:
Income taxes paid	$78,386	$487
Interest paid	135,203	102,618

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other period.

The Company’s banking operations are considered by management to be aggregated in one reportable operating segment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280. The Chief Executive Officer is designated as the Company’s chief operating decision maker (“CODM”), that evaluates banking operations and decides how to allocate resources based on consolidated net income that is also reported on the Company’s consolidated statement of income. Consolidated net income is used to monitor the Company’s revenue streams, significant expenses and to compare budget to actual results in assessing performance of the Company’s banking operations. Interest expense, provision for credit losses and salaries and employee benefits are considered significant segment expenses and are listed on the accompanying consolidated statements of income. As the Company’s operations consist of one reportable operating segment, the segment assets are reflected on the accompanying consolidated balance sheets as “total assets.”

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2025		2024
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$130,225		$110,426
Basic:
Weighted average shares outstanding	95,266	$1.37	93,706	$1.18
Diluted:
Weighted average shares outstanding	95,266	$1.37	93,706	$1.18

There were no stock options outstanding at March 31, 2025 or exercisable during the three months ended March 31, 2025 or 2024 that would have had an anti-dilutive effect on the above computation.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income. ASU 2023-09 focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For public business entities the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its financial statements.

ASU 2023-07, Segment Reporting (Topic 280)—Improvement to Reportable Segment Disclosures. ASU 2023-07 amends the disclosure requirements related to segment reporting primarily through enhanced disclosure about significant segment expenses that are regularly provided to the CODM and by requiring disclosure of segment information on an annual and interim basis. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 became effective for the Company on December 31, 2024 and did not have a significant impact on the Company’s financial statements.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$13,650	$2,297	$—	$15,947
Collateralized mortgage obligations	215,807	1	(2,816)	212,992
Mortgage-backed securities	107,762	56	(912)	106,906
Total	$337,219	$2,354	$(3,728)	$335,845
Held to Maturity
U.S. Government agencies	$5,903	$—	$(22)	$5,881
States and political subdivisions	82,788	282	(2,262)	80,808
Corporate debt securities	12,000	—	(3,360)	8,640
Collateralized mortgage obligations	237,409	9	(16,898)	220,520
Mortgage-backed securities	10,118,786	3,299	(1,135,330)	8,986,755
Total	$10,456,886	$3,590	$(1,157,872)	$9,302,604

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$14,350	$2,035	$(60)	$16,325
Collateralized mortgage obligations	216,142	81	(3,233)	212,990
Mortgage-backed securities	108,524	41	(920)	107,645
Total	$339,016	$2,157	$(4,213)	$336,960
Held to Maturity
U.S. Government agencies	$5,861	$—	$(44)	$5,817
States and political subdivisions	98,125	220	(2,510)	95,835
Corporate debt securities	12,000	—	(3,840)	8,160
Collateralized mortgage obligations	232,345	—	(24,128)	208,217
Mortgage-backed securities	10,409,133	380	(1,345,063)	9,064,450
Total	$10,757,464	$600	$(1,375,585)	$9,382,479

The investment securities portfolio is measured for expected credit losses by segregating the portfolio into two general classifications and applying the appropriate expected credit losses methodology. Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under FASB ASC Topic 326, “Financial Instruments – Credit Losses” (“CECL”).

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

comprehensive income, net of applicable taxes. The previous amortized cost basis less the expected credit losses recognized in earnings will become the new amortized cost basis of the investment.

As of March 31, 2025, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2025, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae-issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae- and Freddie Mac-issued securities are fully guaranteed by those respective United States government-sponsored agencies and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of March 31, 2025, the Company’s municipal securities represent 0.8% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of March 31, 2025, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$53,344	$(244)	$144,740	$(2,572)	$198,084	$(2,816)
Mortgage-backed securities	15,001	(88)	88,888	(824)	103,889	(912)
Total	$68,345	$(332)	$233,628	$(3,396)	$301,973	$(3,728)
Held to Maturity
U.S. Government agencies	$5,881	$(22)	$—	$—	$5,881	$(22)
States and political subdivisions	14,506	(92)	34,918	(2,170)	49,424	(2,262)
Corporate debt securities	—	—	8,640	(3,360)	8,640	(3,360)
Collateralized mortgage obligations	27,629	(93)	180,046	(16,805)	207,675	(16,898)
Mortgage-backed securities	121,645	(1,552)	8,515,283	(1,133,778)	8,636,928	(1,135,330)
Total	$169,661	$(1,759)	$8,738,887	$(1,156,113)	$8,908,548	$(1,157,872)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

At March 31, 2025 and December 31, 2024, there were 912 securities and 949 securities, respectively, in an unrealized loss position for 12 months or more.

The table below summarizes the amortized cost and fair value of investment securities at March 31, 2025, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$17,098	$17,099	$—	$—
Due after one year through five years	42,703	42,247	—	—
Due after five years through ten years	33,464	29,331	13,650	15,947
Due after ten years	7,426	6,652	—	—
Subtotal	100,691	95,329	13,650	15,947
Mortgage-backed securities and collateralized mortgage obligations	10,356,195	9,207,275	323,569	319,898
Total	$10,456,886	$9,302,604	$337,219	$335,845

At March 31, 2025 and December 31, 2024, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $8.33 billion and $10.26 billion and a fair value of $7.38 billion and $8.91 billion at March 31, 2025 and December 31, 2024, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

The Company recorded no gain or loss on the sale of investment securities for the three months ended March 31, 2025 and a $298 thousand net gain on the sale of securities for the three months ended March 31, 2024. As of March 31, 2025, the Company did not own any non-agency collateralized mortgage obligations.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Residential mortgage loans held for sale	$9,764	$10,690

Commercial and industrial	2,425,525	2,508,088
Real estate:
Construction, land development and other land loans	2,845,082	2,859,281
1-4 family residential (includes home equity)	8,463,115	8,476,899
Commercial real estate (includes multi-family residential)	5,783,410	5,800,985
Farmland	676,199	681,883
Agriculture	337,761	351,663
Consumer and other	378,821	378,817
Total loans held for investment, excluding Warehouse Purchase Program	20,909,913	21,057,616
Warehouse Purchase Program	1,057,893	1,080,903
Total loans, including Warehouse Purchase Program	$21,977,570	$22,149,209

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans made up 81.7% and 81.3% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of March 31, 2025 and December 31, 2024, loans outstanding to directors, officers and their affiliates totaled $257 thousand and $266 thousand, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the three months ended March 31, 2025	As of and for the year ended December 31, 2024
	(Dollars in thousands)
Beginning balance on January 1	$266	$292
New loans	—	5
Repayments	(9)	(31)
Ending balance	$257	$266

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

An aging analysis of past due loans, segregated by category of loan, is presented below:

	March 31, 2025
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$30,468	$—	$30,468	$833	$2,813,781	$2,845,082
Warehouse Purchase Program loans	—	—	—	—	1,057,893	1,057,893
Agriculture and agriculture real estate (includes farmland)	6,731	—	6,731	15,725	991,504	1,013,960
1-4 family (includes home equity) (1)	49,316	—	49,316	37,304	8,386,259	8,472,879
Commercial real estate (includes multi-family residential)	16,902	91	16,993	10,807	5,755,610	5,783,410
Commercial and industrial	14,169	—	14,169	8,609	2,402,747	2,425,525
Consumer and other	490	—	490	9	378,322	378,821
Total	$118,076	$91	$118,167	$73,287	$21,786,116	$21,977,570

	December 31, 2024
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$21,464	$267	$21,731	$2,079	$2,835,471	$2,859,281
Warehouse Purchase Program loans	—	—	—	—	1,080,903	1,080,903
Agriculture and agriculture real estate (includes farmland)	4,554	575	5,129	2,634	1,025,783	1,033,546
1-4 family (includes home equity) (1)	49,391	—	49,391	42,048	8,396,150	8,487,589
Commercial real estate (includes multi-family residential)	15,692	—	15,692	18,455	5,766,838	5,800,985
Commercial and industrial	26,852	1,347	28,199	8,348	2,471,541	2,508,088
Consumer and other	478	—	478	83	378,256	378,817
Total	$118,431	$2,189	$120,620	$73,647	$21,954,942	$22,149,209

(1)
Includes $9.8 million and $10.7 million of residential mortgage loans held for sale at March 31, 2025 and December 31, 2024, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Nonaccrual loans (1)	$73,287	$73,647
Accruing loans 90 or more days past due	91	2,189
Total nonperforming loans	73,378	75,836
Repossessed assets	29	4
Other real estate	8,012	5,701
Total nonperforming assets	$81,419	$81,541

Nonperforming assets to total loans and other real estate	0.37%	0.37%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.39%	0.39%
Nonaccrual loans to total loans	0.33%	0.33%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.35%	0.35%

(1)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $81.4 million in nonperforming assets at March 31, 2025 compared with $81.5 million at December 31, 2024. Nonperforming assets were 0.37% of total loans and other real estate at March 31, 2025 and December 31, 2024. The Company had $73.3 million in nonaccrual loans at March 31, 2025 compared with $73.6 million at December 31, 2024.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

PCD Loans. The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
PCD loans:
Outstanding balance	$428,043	$440,024
Discount	(6,713)	(7,390)
Recorded investment	$421,330	$432,634

Changes in the accretable yield for acquired PCD loans for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$7,390	$7,914
Accretion charge-offs	—	(5)
Accretion	(677)	(548)
Balance at March 31,	$6,713	$7,361

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired. The PCD discount reflected above as of March 31, 2025, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$1,927,341	$2,089,629
Discount	(25,250)	(27,845)
Recorded investment	$1,902,091	$2,061,784

Changes in the discount accretion for Non-PCD loans for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$27,845	$19,992
Accretion recoveries	20	1
Accretion	(2,615)	(1,312)
Balance at March 31,	$25,250	$18,681

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The following tables present loans by risk grade, by category of loan and year of origination/renewal at March 31, 2025.

	Term Loans
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	672	145	—	13	—	—	830
Grade 3	151,175	656,718	401,854	467,856	173,816	123,319	97,929	—	2,072,667
Grade 4	10,137	109,448	174,759	197,912	82,223	19,303	23,539	18,718	636,039
Grade 5	928	4,626	13	—	7,420	5,316	5,200	—	23,503
Grade 6	—	7,800	—	—	149	642	—	—	8,591
Grade 7	—	—	—	—	—	13	—	—	13
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	2,477	20,944	13,443	36,999	5,858	3,431	20,287	—	103,439
Total	$164,717	$799,536	$590,741	$702,912	$269,466	$152,037	$146,955	$18,718	$2,845,082

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$1,721	$2,192	$355	$31	$10	$3	$9,069	$192	$13,573
Grade 2	—	—	9	45	—	568	—	—	622
Grade 3	53,111	115,215	76,058	171,650	82,868	130,218	146,691	165	775,976
Grade 4	14,993	38,458	14,098	23,317	27,570	13,411	37,077	28	168,952
Grade 5	1,012	—	57	147	676	1,094	—	—	2,986
Grade 6	—	—	—	2,806	—	671	—	—	3,477
Grade 7	—	108	—	1,544	8	331	—	—	1,991
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	524	16,751	20	16,612	1,445	5,437	5,594	—	46,383
Total	$71,361	$172,724	$90,597	$216,152	$112,577	$151,733	$198,431	$385	$1,013,960

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family (includes Home Equity) (1)
Grade 1	$85	$—	$71	$141	$—	$107	$—	$—	$404
Grade 2	—	—	512	1,092	143	2,145	—	—	3,892
Grade 3	103,328	522,235	1,544,528	2,181,515	1,851,108	1,944,350	104,648	4,441	8,256,153
Grade 4	1,905	15,395	19,164	19,102	30,565	69,106	2,774	—	158,011
Grade 5	133	—	683	1,846	—	2,920	76	—	5,658
Grade 6	—	133	231	410	204	3,615	—	—	4,593
Grade 7	—	—	4,744	11,262	6,474	14,523	95	—	37,098
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	48	33	1,663	3,118	281	1,927	—	—	7,070
Total	$105,499	$537,796	$1,571,596	$2,218,486	$1,888,775	$2,038,693	$107,593	$4,441	$8,472,879

Current-period gross write-offs	$—	$—	$239	$329	$30	$17	$442	$—	$1,057

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	1,761	—	1,041	6,721	—	9,523
Grade 3	88,688	313,249	392,507	895,780	762,177	1,148,674	59,275	1,855	3,662,205
Grade 4	11,203	55,086	108,977	396,266	240,063	692,061	5,648	500	1,509,804
Grade 5	—	26,059	1,039	19,897	5,889	182,724	—	—	235,608
Grade 6	4,742	29,197	4,981	5,017	1,415	82,058	—	—	127,410
Grade 7	—	146	38	1,594	3,859	986	—	—	6,623
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	33,121	36,932	16,224	58,080	42,515	45,365	—	—	232,237
Total	$137,754	$460,669	$523,766	$1,378,395	$1,055,918	$2,152,909	$71,644	$2,355	$5,783,410

Current-period gross write-offs	$—	$—	$304	$33	$—	$—	$50	$—	$387

Commercial and Industrial
Grade 1	$10,679	$34,427	$5,381	$1,533	$2,487	$744	$51,928	$35	$107,214
Grade 2	—	1,776	653	6,913	1,750	1,596	18,103	—	30,791
Grade 3	81,549	296,992	188,260	156,883	104,983	221,829	819,558	34,564	1,904,618
Grade 4	3,940	52,437	34,210	28,168	6,322	25,010	82,965	1,109	234,161
Grade 5	127	5,277	159	18,791	676	2,331	42,929	36	70,326
Grade 6	75	1,405	3,379	3,392	482	209	30,205	14	39,161
Grade 7	—	842	3,759	376	106	196	1,799	—	7,078
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	89	2,256	802	9,290	877	1,982	16,880	—	32,176
Total	$96,459	$395,412	$236,603	$225,346	$117,683	$253,897	$1,064,367	$35,758	$2,425,525

Current-period gross write-offs	$—	$—	$50	$198	$83	$66	$545	$—	$942

Consumer and Other
Grade 1	$8,476	$19,319	$4,631	$1,835	$973	$324	$2,014	$—	$37,572
Grade 2	—	110,058	10,598	13,882	—	1,760	82	—	136,380
Grade 3	27,348	24,701	22,779	29,878	17,467	12,943	38,643	—	173,759
Grade 4	—	605	1,363	45	920	16,572	11,469	—	30,974
Grade 5	—	—	—	—	—	—	107	—	107
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	4	—	—	—	—	4
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	17	6	2	—	25
Total	$35,824	$154,683	$39,371	$45,644	$19,377	$31,605	$52,317	$—	$378,821

Current-period gross write-offs	$1,174	$37	$54	$17	$—	$242	$28	$5	$1,557

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	1,057,893	—	—	—	—	—	—	—	1,057,893
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$1,057,893	$—	$—	$—	$—	$—	$—	$—	$1,057,893

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Grade 1	$20,961	$55,938	$10,438	$3,540	$3,470	$1,178	$63,011	$227	$158,763
Grade 2	—	111,834	12,444	23,838	1,893	7,123	24,906	—	182,038
Grade 3	1,563,092	1,929,110	2,625,986	3,903,562	2,992,419	3,581,333	1,266,744	41,025	17,903,271
Grade 4	42,178	271,429	352,571	664,810	387,663	835,463	163,472	20,355	2,737,941
Grade 5	2,200	35,962	1,951	40,681	14,661	194,385	48,312	36	338,188
Grade 6	4,817	38,535	8,591	11,625	2,250	87,195	30,205	14	183,232
Grade 7	—	1,096	8,541	14,780	10,447	16,049	1,894	—	52,807
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	36,259	76,916	32,152	124,099	50,993	58,148	42,763	—	421,330
Total	$1,669,507	$2,520,820	$3,052,674	$4,786,935	$3,463,796	$4,780,874	$1,641,307	$61,657	$21,977,570

Current-period gross write-offs	$1,174	$37	$647	$577	$113	$325	$1,065	$5	$3,943

(1)
Includes $9.8 million of residential mortgage loans held for sale at March 31, 2025.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate to cover the expected losses in the Company’s loan portfolio as of March 31, 2025. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

MARCH 31, 2025

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

In determining the amount of the general valuation allowance, management considers factors such as historical lifetime loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with CECL. Historical lifetime loan loss experience is determined by utilizing an open-pool (“cumulative loss rate”) methodology. Adjustments to the historical lifetime loan loss experience are made for differences in current loan pool risk characteristics such as portfolio concentrations, delinquency, non-accrual, and watch list levels, as well as changes in current and forecasted economic conditions such as unemployment rates, property and collateral values, and other indices relating to economic activity. The utilization of reasonable and supportable forecasts includes an immediate reversion to lifetime historical loss rates. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve. Allocation of a portion of the allowance to one category of loans does not preclude its availability to cover expected losses in other categories.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The following table details activity in the allowance for credit losses on loans by category of loan for the three months ended March 31, 2025 and 2024.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance December 31, 2024	$77,984	$27,693	$80,735	$92,147	$65,500	$7,746	$351,805
Provision for credit losses on loans	2,440	(1,596)	4,211	(1,662)	(4,996)	1,603	—
Charge-offs	—	—	(1,057)	(387)	(942)	(1,557)	(3,943)
Recoveries	156	—	6	209	612	256	1,239
Net (charge-offs) recoveries	156	—	(1,051)	(178)	(330)	(1,301)	(2,704)
Balance March 31, 2025	$80,580	$26,097	$83,895	$90,307	$60,174	$8,048	$349,101

Allowance for credit losses on loans:
Three Months Ended
Balance December 31, 2023	$87,775	$11,380	$77,652	$88,664	$59,832	$7,059	$332,362
Provision for credit losses on loans	(5,619)	1,270	2,469	(1,468)	2,067	1,281	—
Charge-offs	—	(121)	(461)	—	(1,360)	(1,659)	(3,601)
Recoveries	2	98	4	17	1,077	260	1,458
Net (charge-offs) recoveries	2	(23)	(457)	17	(283)	(1,399)	(2,143)
Balance March 31, 2024	$82,158	$12,627	$79,664	$87,213	$61,616	$6,941	$330,219

The allowance for credit losses on loans as of March 31, 2025 totaled $349.1 million or 1.59% of total loans, including acquired loans with discounts, a decrease of $2.7 million or 0.8% compared to the allowance for credit losses on loans totaling $351.8 million or 1.59% of total loans, including acquired loans with discounts, as of December 31, 2024. There was no provision for credit losses for the three months ended March 31, 2025 and 2024.

Net charge-offs were $2.7 million for the three months ended March 31, 2025 compared to net charge-offs of $2.1 million for the three months ended March 31, 2024. For the first quarter of 2025, $8.3 million of reserves on resolved PCD loans without any related charge-offs were released to the general reserve.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of March 31, 2025 and December 31, 2024, the Company had $37.6 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of March 31, 2025, the Company had $1.60 billion in commitments expected to fund.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Loan Modifications Made to Borrowers Experiencing Financial Difficulty. The Company evaluates all restructurings, including restructurings for borrowers experiencing financial difficulty, to determine whether they result in a new loan or a continuation of an existing loan. In accordance with CECL, the Company only establishes a specific reserve for modifications to borrowers experiencing financial difficulty when the loan is identified as impaired. The effect of most modifications of loans made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance. The Company adjusts the terms of loans for certain borrowers when it believes such changes will help its customers manage their loan obligations and increase the collectability of the loans.

Modifications of loans made to borrowers experiencing financial difficulty may include but are not limited to changes in committed loan amount, interest rate, amortization, note maturity, borrower, guarantor, collateral, forbearance, forgiveness of principal or interest, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. The approval of modifications of loans for borrowers experiencing financial difficulty is handled on a case-by-case basis.

The following table displays the amortized cost of loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 and 2024, presented by category of loan and type of modification.

	Term Extension	Interest Rate Reduction	Total	Percent of Total Class of Loans
	(Dollars in thousands)
Three Months Ended March 31, 2025
Commercial real estate (includes multi-family residential)	$742	$23,434	$24,176	0.4%
Agriculture and agriculture real estate (includes farmland)	185	—	185	0.0%
Total	$927	$23,434	$24,361	0.4%

	Term Extension	Interest Rate Reduction	Total	Percent of Total Class of Loans
	(Dollars in thousands)
Three Months Ended March 31, 2024
Commercial and industrial	$413	$—	$413	0.0%
Agriculture and agriculture real estate (includes farmland)	11,000	—	11,000	1.4%
Total	$11,413	$—	$11,413	0.3%

The financial effects of the modifications of loans made to borrowers experiencing financial difficulty were not significant during the three months ended March 31, 2025 and 2024. Furthermore, such modifications did not significantly impact the Company’s determination of the allowance for credit losses during those periods.

The Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2025 and 2024 that subsequently defaulted and were modified in the twelve months prior to default. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$15,947	$—	$15,947
Collateralized mortgage obligations	—	212,992	—	212,992
Mortgage-backed securities	—	106,906	—	106,906
Derivative financial instruments:
Interest rate lock commitments	$—	$311	$—	$311
Forward mortgage-backed securities trades	—	10	—	10
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	816	—	816
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	72	—	72
Loan customer counterparty	—	822	—	822
Financial institution counterparty	—	—	—	—

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$16,325	$—	$16,325
Collateralized mortgage obligations	—	212,990	—	212,990
Mortgage-backed securities	—	107,645	—	107,645
Derivative financial instruments:
Interest rate lock commitments	$—	$144	$—	$144
Forward mortgage-backed securities trades	—	75	—	75
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	686	—	686
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$1	$—	$1
Forward mortgage-backed securities trades	—	37	—	37
Loan customer counterparty	—	693	—	693
Financial institution counterparty	—	—	—	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment. For the three months ended March 31, 2025, the Company had additions to other real estate owned of $5.1 million of which $5.1 million were outstanding as of March 31, 2025. For the three months ended March 31, 2025, the Company had additions to impaired loans of $22.0 million of which $22.0 million were outstanding as of March 31, 2025. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2025 and remained outstanding at March 31, 2025 were not significant.

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of March 31, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,694,637	$1,694,637	$—	$—	$1,694,637
Federal funds sold	221	221	—	—	221
Held to maturity securities	10,456,886	—	9,302,604	—	9,302,604
Loans held for sale	9,764	—	9,764	—	9,764
Loans held for investment, net of allowance	20,560,812	—	—	19,286,068	19,286,068
Loans held for investment - Warehouse Purchase Program	1,057,893	—	1,057,893	—	1,057,893
Other real estate owned	8,012	—	8,012	—	8,012
Liabilities
Deposits:
Noninterest-bearing	$9,675,915	$—	$9,675,915	$—	$9,675,915
Interest-bearing	18,350,884	—	18,328,195	—	18,328,195
Other borrowings	2,700,000	—	2,700,000	—	2,700,000
Securities sold under repurchase agreements	216,086	—	216,082	—	216,082

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

	As of December 31, 2024
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

The fair value estimates presented herein are based on information available to management at March 31, 2025. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the three months ended March 31, 2025 and the year ended December 31, 2024 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2023	$3,396,086	$63,994
Less:
Amortization	—	(15,670)
Add:
Measurement period adjustment of First Bancshares merger	316	—
Lone Star merger	106,727	17,723
Balance as of December 31, 2024	3,503,129	66,047
Less:
Amortization	—	(3,641)
Add:
Measurement period adjustment of Lone Star merger	(2)	—
Balance as of March 31, 2025	$3,503,127	$62,406

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2025, there was no impairment recorded on goodwill and core deposit intangibles.

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $3.6 million and $3.2 million for the three months ended March 31, 2025 and 2024, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of March 31, 2025 is as follows (dollars in thousands):

Remaining 2025	$10,800
2026	12,763
2027	11,262
2028	9,958
2029	7,610
Thereafter	10,013
Total	$62,406

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

8. STOCK–BASED COMPENSATION

At March 31, 2025, Bancshares had one active stock-based incentive compensation plan with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by Bancshares’ shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of March 31, 2025, 434,598 shares of issued restricted stock have vested and 539,757 shares of issued restricted stock remain unvested.

As of March 31, 2025, the Company had no stock options outstanding.

Stock-based compensation expense related to restricted stock was $3.1 million and $3.4 million during the three months ended March 31, 2025 and 2024. As of March 31, 2025, there was $16.8 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.54 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of March 31, 2025 are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its Federal Home Loan Bank (“FHLB”) advances as of March 31, 2025 is summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
FHLB advances	$2,700,000	$—	$—	$—	$2,700,000

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income was $846 thousand and $869 thousand for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, operating lease ROU assets and lease liabilities were approximately $31.2 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of March 31, 2025, the weighted average of remaining lease terms of the Company’s operating leases was 5.8 years. The weighted average discount rate used to determine the lease liabilities as of March 31, 2025 for the Company’s operating leases was 3.0%. Cash paid for the Company’s operating leases was $2.9 million for the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025, the Company did not obtain any new ROU assets in exchange for lease liabilities.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The Company’s future undiscounted cash payments associated with its operating leases as of March 31, 2025 are summarized below (dollars in thousands).

Remaining 2025	$7,793
2026	9,334
2027	6,332
2028	3,355
2029	2,006
2030	1,669
Thereafter	8,826
Total undiscounted lease payments	$39,315

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of March 31, 2025 are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$63,351	$11,055	$975	$26	$75,407
Unused capacity on Warehouse Purchase Program loans	929,956	—	—	—	929,956
Commitments to extend credit	1,587,309	867,343	104,414	1,183,211	3,742,277
Total	$2,580,616	$878,398	$105,389	$1,183,237	$4,747,640

The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At March 31, 2025 and December 31, 2024, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million.

10. OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2025			2024
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain (loss) during period	$682	$(143)	$539	$(1,184)	$249	$(935)
Total securities available for sale	682	(143)	539	(1,184)	249	(935)
Total other comprehensive income (loss)	$682	$(143)	$539	$(1,184)	$249	$(935)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Activity in accumulated other comprehensive loss associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2024	$(1,624)	$(1,624)
Other comprehensive income	539	539
Balance at March 31, 2025	$(1,085)	$(1,085)

Balance at December 31, 2023	$(1,398)	$(1,398)
Other comprehensive loss	(935)	(935)
Balance at March 31, 2024	$(2,333)	$(2,333)

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2025 and December 31, 2024.

	March 31, 2025			December 31, 2024
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$10,709	$311	$—	$7,042	$144	$1
Forward mortgage-backed securities trades	21,750	10	72	18,500	75	37
Commercial loan interest rate swaps and caps:
Loan customer counterparty	46,469	—	822	30,732	—	693
Financial institution counterparty	46,469	816	—	30,732	686	—

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at March 31, 2025 and December 31, 2024 are presented in the following table.

	Weighted-Average Interest Rate
	March 31, 2025		December 31, 2024
	Received	Paid	Received	Paid
Loan customer counterparty	5.55%	6.65%	5.03%	6.77%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $816 thousand at March 31, 2025 and $686 thousand at December 31, 2024. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was zero at March 31, 2025. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counterparties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was zero at March 31, 2025 and December 31, 2024.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in mortgage income. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2025	2024
	(Dollars in thousands)
Interest rate lock commitments	$168	$38
Forward mortgage-backed securities trades	(230)	196

12. ACQUISITIONS

Merger of Lone Star State Bancshares, Inc. — Effective April 1, 2024, the Company completed the merger of Lone Star State Bancshares, Inc. (“Lone Star”) into Bancshares and the subsequent merger of its wholly owned subsidiary Lone Star State Bank of West Texas (“Lone Star Bank”) into the Bank (collectively, the “Merger”). Lone Star Bank operated five full-service banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of March 31, 2024, Lone Star, on a consolidated basis, reported total assets of $1.38 billion, total loans of $1.08 billion and total deposits of $1.24 billion. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

Pursuant to the terms of the definitive agreement, Bancshares issued 2,376,182 shares of its common stock plus approximately $64.1 million in cash for all outstanding shares of Lone Star. This resulted in goodwill of $106.7 million as of March 31, 2025. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $17.7 million of core deposit intangibles as of March 31, 2025. In October 2024, the Company completed the operational conversion of Lone Star Bank.

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
•
changes in trade policies by the United States or other countries, such as tariffs or retaliatory tariffs;
•
acts of terrorism, an outbreak of hostilities, or other international or domestic calamities, civil unrest, insurrections, other political, economic or diplomatic developments, including those caused by public health issues, outbreaks of diseases and pandemics, weather or other acts of God and other matters beyond the Company’s control; and
•
other risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, or in the Company’s other reports and documents filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Part I, Item 1 of this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation (“Bancshares”), is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank (the “Bank,” and together with Bancshares, the “Company”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of March 31, 2025, the Bank operated 284 full service banking locations: 65 in the Houston area including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 62 in the Dallas/Fort Worth area; 22 in the East Texas area; 31 in the Central Texas area including Austin and San Antonio; 45 in the West Texas area including Lubbock,

Midland-Odessa, Abilene, Amarillo and Wichita Falls; 15 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $38.76 billion at March 31, 2025 compared with $39.57 billion at December 31, 2024, a decrease of $802.1 million or 2.0%. Total loans were $21.98 billion at March 31, 2025 compared with $22.15 billion at December 31, 2024, a decrease of $171.6 million or 0.8%. Total deposits were $28.03 billion at March 31, 2025 compared with $28.38 billion at December 31, 2024, a decrease of $354.5 million or 1.2%. Total shareholders’ equity was $7.52 billion at March 31, 2025 compared with $7.44 billion at December 31, 2024, an increase of $78.6 million or 1.1%.

RECENT ACQUISITIONS

Merger of Lone Star State Bancshares, Inc. — Effective April 1, 2024, the Company completed the merger of Lone Star State Bancshares, Inc. (“Lone Star”) into Bancshares and the subsequent merger of its wholly owned subsidiary, Lone Star State Bank of West Texas (“Lone Star Bank”), into the Bank (collectively, the “Merger”). Lone Star operated five full-service banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of March 31, 2024, Lone Star, on a consolidated basis, reported total assets of $1.38 billion, total loans of $1.08 billion and total deposits of $1.24 billion.

Pursuant to the terms of the definitive agreement, Bancshares issued 2,376,182 shares of its common stock plus approximately $64.1 million in cash for all outstanding shares of Lone Star. This resulted in goodwill of $106.7 million as of March 31, 2025. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $17.7 million of core deposit intangibles as of March 31, 2025. In October 2024, the Company completed the operational conversion of Lone Star Bank.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires the Company to establish accounting policies and make estimates that affect amounts reported in the consolidated financial statements. An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on the consolidated financial statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. The Company’s accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

Business Combinations—Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations”. A business combination occurs when the Company acquires net assets that constitute a business and obtains control over that business. Business combinations are effected through the transfer of consideration consisting of cash and/or common stock and are accounted for using the acquisition method. Accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values at the acquisition date. Determining the fair value of assets and liabilities, especially the loan portfolio, is a process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values becomes available. The results of operations of an acquired entity are included in the Company’s consolidated results from the acquisition date, and prior periods are not restated.

Allowance for Credit Losses—The allowance for credit losses is accounted for in accordance with FASB ASC Topic 326, “Financial Instruments-Credit Losses” (“CECL”), which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss methodology. CECL requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is an allowance available for losses on loans and held-to-maturity securities that is deducted from the amortized cost basis to estimate the net amount expected to be collected. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is likely and can be reasonably estimated. Recoveries are credited to the allowance at the time of recovery.

The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on expected losses on impaired loans and certain purchased credit deteriorated loans (“PCD”) loans; and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company. Management has established an allowance for credit losses which it believes is adequate to cover the expected losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible.

The Company evaluates all restructurings, including restructurings for borrowers experiencing financial difficulty, to determine whether they result in a new loan or a continuation of an existing loan. In accordance with CECL, the Company only establishes a specific reserve for modifications of loans made to borrowers experiencing financial difficulty when the loan is identified as impaired. The effect of most modifications of loans made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance. The Company adjusts the terms of loans for certain borrowers when it believes such changes will help its customers manage their loan obligations and increase the collectability of the loans. Modifications of loans made to borrowers experiencing financial difficulty may include but are not limited to changes in committed loan amount, interest rate, amortization, note maturity, borrower, guarantor, collateral, forbearance, forgiveness of principal or interest, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. The approval of modifications of loans for borrowers experiencing financial difficulty are handled on a case-by-case basis. For further discussion of the methodology used in the determination of the allowance for credit losses on loans, see “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses” below and “Financial Condition—Allowance for Credit Losses on Loans” below.

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

RESULTS OF OPERATIONS

For the quarter ended March 31, 2025, net income available to common shareholders was $130.2 million or $1.37 per diluted common share compared with $110.4 million or $1.18 per diluted common share for the same period in 2024. The changes were primarily due to an increase in net interest income, partially offset by an increase in salaries and benefits and provision for income taxes. The Company posted annualized returns on average common equity of 6.94% and 6.20%, annualized returns on average assets of 1.34% and 1.13% and efficiency ratios of 45.71% and 49.07% for the quarters ended March 31, 2025 and 2024, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding net gains and losses on the sale, write down or write up of assets and securities) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale, write-up or write-down of assets and securities are not included. Additionally, taxes are not part of this calculation.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended March 31, 2025

Net interest income before the provision for credit losses was $265.4 million for the quarter ended March 31, 2025, an increase of $27.1 million or 11.4% compared with $238.2 million for the same period in 2024. The change was primarily due to an increase in the average balances and average rates on loans, an increase in the average balances on federal funds sold and other earning assets and a decrease in the average balances and rates on other borrowings, partially offset by a decrease in the average balances on investment securities and an increase in the average balances on interest-bearing deposits.

Interest income on loans was $319.0 million for the quarter ended March 31, 2025, an increase of $12.8 million or 4.2% compared with $306.2 million for the same period in 2024. The increase was primarily due to the Merger and an increase in average rates on loans.

Interest income on securities was $57.9 million for the quarter ended March 31, 2025, a decrease of $8.5 million or 12.8% compared with $66.4 million for the same period in 2024, primarily due to a decrease in the average balances on investment securities.

Average interest-bearing liabilities were $21.65 billion for the quarter ended March 31, 2025, a decrease of $442.8 million or 2.0% compared with $22.10 billion for the same period in 2024, primarily due to a decrease in other borrowings and securities sold under repurchase agreements, partially offset by an increase in interest-earning deposits. The average rate on interest-bearing liabilities was 2.39% for the quarter ended March 31, 2025, a decrease of 23 basis points compared with 2.62% for the same period in 2024.

The net interest margin on a tax-equivalent basis was 3.14% for the quarter ended March 31, 2025, an increase of 35 basis points compared with 2.79% for the same period in 2024. The change was primarily due to an increase in the average balances and average rates on loans, an increase in the average balances on federal funds sold and other earning assets and a decrease in the average balances and average rates on other borrowings, partially offset by a decrease in the average balances on investment securities and an increase in the average balances on interest-bearing deposits.

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

	Three Months Ended March 31,
	2025			2024
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$7,570	$127	6.80%	$5,467	$92	6.77%
Loans held for investment	20,959,226	305,068	5.90%	20,415,316	292,673	5.77%
Loans held for investment - Warehouse Purchase Program	876,086	13,828	6.40%	720,650	13,463	7.51%
Total loans	21,842,882	319,023	5.92%	21,141,433	306,228	5.83%
Investment securities	11,017,400	57,886	2.13%	12,693,268	66,421	2.10%
Federal funds sold and other earning assets	1,443,220	15,896	4.47%	672,840	9,265	5.54%
Total interest-earning assets	34,303,502	392,805	4.64%	34,507,541	381,914	4.45%
Allowance for credit losses on loans	(350,715)			(331,708)
Noninterest-earning assets	5,004,291			4,759,697
Total assets	$38,957,078			$38,935,530

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$5,224,796	$9,019	0.70%	$5,143,585	$8,423	0.66%
Savings and money market deposits	9,007,286	45,645	2.06%	8,889,077	47,152	2.13%
Certificates and other time deposits	4,426,521	40,933	3.75%	3,683,815	37,117	4.05%
Other borrowings	2,776,667	30,492	4.45%	4,083,132	48,946	4.82%
Securities sold under repurchase agreements	217,945	1,334	2.48%	296,437	2,032	2.76%
Total interest-bearing liabilities	21,653,215	127,423	2.39%	22,096,046	143,670	2.62%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	9,504,540			9,443,249
Allowance for credit losses on off-balance sheet credit exposures	37,646			36,503
Other liabilities	255,876			238,480
Total liabilities	31,451,277			31,814,278
Shareholders' equity	7,505,801			7,121,252
Total liabilities and shareholders' equity	$38,957,078			$38,935,530

Net interest rate spread			2.25%			1.83%
Net interest income and margin (2) (3)		$265,382	3.14%		$238,244	2.78%
Net interest income and margin (tax equivalent) (4)		$265,969	3.14%		$239,052	2.79%

(1)
Annualized and based on average balances on an actual 365-day or 366-day basis for the three months ended March 31, 2025 and 2024.
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

	Three Months Ended March 31,
	2025 vs. 2024
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$35	$—	$35
Loans held for investment (1)	7,733	4,662	12,395
Loans held for investment - Warehouse Purchase Program	2,880	(2,514)	366
Investment securities (1)	(8,697)	162	(8,535)
Federal funds sold and other earning assets	10,520	(3,890)	6,630
Total increase in interest income	12,471	(1,580)	10,891

Interest-Bearing Liabilities:
Interest-bearing demand deposits	132	464	596
Savings and money market deposits	622	(2,129)	(1,507)
Certificates and other time deposits (1)	7,421	(3,605)	3,816
Other borrowings	(15,531)	(2,922)	(18,453)
Securities sold under repurchase agreements	(534)	(165)	(699)
Total increase in interest expense	(7,890)	(8,357)	(16,247)
Increase in net interest income	$20,361	$6,777	$27,138

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

There was no provision for credit losses for the three months ended March 31, 2025 and 2024, respectively.

Net charge-offs were $2.7 million for the quarter ended March 31, 2025 compared with net charge-offs of $2.1 million for the quarter ended March 31, 2024. For the first quarter of 2025, $8.3 million of reserves on resolved PCD loans without any related charge-offs were released to the general reserve.

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

Noninterest income totaled $41.3 million for the three months ended March 31, 2025 compared with $38.9 million for the same period in 2024, an increase of $2.4 million or 6.3%, was primarily due to increases in service charges on deposit accounts, nonsufficient funds fees and other noninterest income, partially offset by a decrease trust income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Nonsufficient funds fees	$9,147	$8,288
Credit card, debit card and ATM card income	8,739	8,861
Service charges on deposit accounts	7,408	6,406
Trust income	3,601	4,156
Mortgage income	1,009	610
Brokerage income	1,262	1,235
Bank owned life insurance income	2,115	2,047
Net loss on sale or write-down of assets	(235)	(35)
Net gain on sale or write-up of securities	—	298
Other	8,255	7,004
Total noninterest income	$41,301	$38,870

Noninterest Expense

Noninterest expense totaled $140.3 million for the quarter ended March 31, 2025 compared with $135.8 million for the quarter ended March 31, 2024, an increase of $4.5 million or 3.3%, primarily due to an increase in salaries and benefits related to the Merger.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Salaries and employee benefits (1)	$89,476	$85,771
Non-staff expenses:
Net occupancy and equipment	9,146	8,623
Credit and debit card, data processing and software amortization	11,422	10,975
Regulatory assessments and FDIC insurance	5,789	5,538
Core deposit intangibles amortization	3,641	3,237
Depreciation	4,774	4,686
Communications (2)	3,473	3,402
Net other real estate income (3)	110	49
Other	12,470	13,567
Total noninterest expense	$140,301	$135,848

(1)
Includes stock-based compensation expense of $3.1 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively.
(2)
Communications expense includes telephone, data circuits, postage and courier expenses.
(3)
Net other real estate income is comprised of rental expense, rental income and gains and losses on sales of real estate.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of nondeductible expenses. Income tax expense totaled $36.2 million for the three months ended March 31, 2025 compared with $30.8 million for the same period in 2024, an increase of $5.3 million or 17.2%. The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 21.7% and 21.8%, respectively.

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

	March 31, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$9,764	$—	$—	$—	$9,764

Commercial and industrial	1,656,032	543,372	193,945	32,176	2,425,525
Warehouse purchase program	1,057,893	—	—	—	1,057,893
Real estate:
Construction, land development and other land loans	2,450,077	205,950	85,616	103,439	2,845,082
1-4 family residential (includes home equity)	7,604,719	202,244	649,082	7,070	8,463,115
Commercial real estate (includes multi-family residential)	4,282,129	391,408	877,636	232,237	5,783,410
Farmland	551,227	21,256	81,206	22,510	676,199
Agriculture	213,790	93,827	6,271	23,873	337,761
Consumer and other	359,889	10,572	8,335	25	378,821
Total loans held for investment	18,175,756	1,468,629	1,902,091	421,330	21,967,806
Total	$18,185,520	$1,468,629	$1,902,091	$421,330	$21,977,570

	December 31, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$10,690	$—	$—	$—	$10,690

Commercial and industrial	1,676,205	573,129	228,320	30,434	2,508,088
Warehouse purchase program	1,080,903	—	—	—	1,080,903
Real estate:
Construction, land development and other land loans	2,451,888	203,098	95,402	108,893	2,859,281
1-4 family residential (includes home equity)	7,588,289	204,846	676,339	7,425	8,476,899
Commercial real estate (includes multi-family residential)	4,255,559	368,320	942,962	234,144	5,800,985
Farmland	550,760	18,000	89,725	23,398	681,883
Agriculture	206,457	97,481	19,426	28,299	351,663
Consumer and other	359,186	9,980	9,610	41	378,817
Total loans held for investment	18,169,247	1,474,854	2,061,784	432,634	22,138,519
Total	$18,179,937	$1,474,854	$2,061,784	$432,634	$22,149,209

At March 31, 2025, total loans were $21.98 billion, a decrease of $171.6 million or 0.8% compared with $22.15 billion at December 31, 2024. Loans at March 31, 2025 included $9.8 million of loans held for sale and $1.06 billion of Warehouse Purchase Program loans compared with $10.7 million of loans held for sale and $1.08 billion of Warehouse Purchase Program loans at December 31, 2024. At March 31, 2025, loans represented 56.7% of total assets compared with 56.0% of total assets at December 31, 2024.

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

Nonperforming assets were $81.4 million at March 31, 2025 compared with $81.5 million at December 31, 2024, with a significant portion of the balance for each period attributable to acquired loans.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated:

	March 31, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$42,126	$1,459	$9,222	$20,480	$73,287
Accruing loans 90 or more days past due	91	—	—	—	91
Total nonperforming loans	42,217	1,459	9,222	20,480	73,378
Repossessed assets	—	—	29	—	29
Other real estate	6,021	285	974	732	8,012
Total nonperforming assets	$48,238	$1,744	$10,225	$21,212	$81,419

Nonperforming assets to total loans and other real estate	0.27%	0.12%	0.54%	5.03%	0.37%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.28%	0.12%	0.54%	5.03%	0.39%
Nonaccrual loans to total loans	0.23%	0.10%	0.48%	4.86%	0.33%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.25%	0.10%	0.48%	4.86%	0.35%

	December 31, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$46,280	$4,216	$7,138	$16,013	$73,647
Accruing loans 90 or more days past due	2,189	—	—	—	2,189
Total nonperforming loans	48,469	4,216	7,138	16,013	75,836
Repossessed assets	—	—	4	—	4
Other real estate	3,174	—	854	1,673	5,701
Total nonperforming assets	$51,643	$4,216	$7,996	$17,686	$81,541

Nonperforming assets to total loans and other real estate	0.28%	0.29%	0.39%	4.07%	0.37%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.30%	0.29%	0.39%	4.07%	0.39%
Nonaccrual loans to total loans	0.25%	0.29%	0.35%	3.70%	0.33%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.27%	0.29%	0.35%	3.70%	0.35%

(1)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

Nonperforming assets were 0.37% of total loans and other real estate at March 31, 2025 and December 31, 2024. The allowance for credit losses on loans as a percentage of total nonperforming loans was 475.8% at March 31, 2025 and 463.9% at December 31, 2024.

Allowance for Credit Losses on Loans

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses on loans which it believes is adequate to cover the expected losses in the Company’s loan portfolio as of March 31, 2025. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

In determining the amount of the general valuation allowance, management considers factors such as historical lifetime loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, other qualitative risk factors both internal and external to the Company and other relevant factors. Historical lifetime loan loss experience is determined by utilizing an open-pool (“cumulative loss rate”) methodology. Adjustments to the historical lifetime loan loss experience are made for differences in current loan pool risk characteristics such as portfolio concentrations, delinquency, non-accrual, and watch list levels, as well as changes in current and forecasted economic conditions such as unemployment rates, property and collateral values, and other indices relating to economic activity. The utilization of reasonable and supportable forecasts includes an immediate reversion to lifetime historical loss rates. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve. Allocation of a portion of the allowance to one category of loans does not preclude its availability to cover expected losses in other categories.

A change in the allowance for credit losses can be attributable to several factors, most notably (1) specific reserves identified for impaired and PCD loans, (2) historical lifetime credit loss information, (3) changes in current and forecasted environmental factors and (4) growth in the balance of loans.

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

	As of and for the Three Months Ended March 31, 2025
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$17,768,132	$4,074,750	$21,842,882
Gross loans outstanding at end of period	$18,185,520	$3,792,050	$21,977,570
Allowance for credit losses on loans at beginning of period	$227,238	$124,567	$351,805
Provision for credit losses	9,539	(9,539)	—
Charge-offs:
Commercial and industrial	(865)	(77)	(942)
Real estate and agriculture	(1,076)	(368)	(1,444)
Consumer and other	(1,435)	(122)	(1,557)
Recoveries:
Commercial and industrial	321	291	612
Real estate and agriculture	233	138	371
Consumer and other	232	24	256
Net (charge-offs) recoveries(1)	(2,590)	(114)	(2,704)
Allowance for credit losses on loans at end of period	$234,187	$114,914	$349,101
Ratio of allowance to end of period loans	1.29%	3.03%	1.59%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.37%	3.03%	1.67%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.06%	0.01%	0.05%
Ratio of allowance to end of period nonperforming loans	554.7%	368.8%	475.8%
Ratio of allowance to end of period nonaccrual loans	555.9%	368.8%	476.3%

	As of and for the Three Months Ended March 31, 2024
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$17,587,207	$3,554,226	$21,141,433
Gross loans outstanding at end of period	$17,804,994	$3,460,253	$21,265,247
Allowance for credit losses on loans at beginning of period	$222,413	$109,949	$332,362
Provision for credit losses	5,484	(5,484)	—
Charge-offs:
Commercial and industrial	(214)	(1,146)	(1,360)
Real estate and agriculture	(201)	(381)	(582)
Consumer and other	(1,528)	(131)	(1,659)
Recoveries:
Commercial and industrial	164	913	1,077
Real estate and agriculture	2	119	121
Consumer and other	215	45	260
Net (charge-offs) recoveries(1)	(1,562)	(581)	(2,143)
Allowance for credit losses on loans at end of period	$226,335	$103,884	$330,219
Ratio of allowance to end of period loans	1.27%	3.00%	1.55%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.34%	3.00%	1.62%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.04%	0.07%	0.04%
Ratio of allowance to end of period nonperforming loans	618.8%	231.2%	405.1%
Ratio of allowance to end of period nonaccrual loans	626.2%	245.4%	420.8%

(1)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $3.4 million during the three months ended March 31, 2025. Partially offsetting these charge-offs were recoveries on originated loans of $786 thousand. Gross charge-offs on acquired loans were $567 thousand during the three months ended March 31, 2025. Offsetting these charge-offs were recoveries on acquired loans of $453 thousand. Total charge-offs for the three months ended March 31, 2025 were $3.9 million, partially offset by total recoveries of $1.2 million.

The following table shows the allocation of the net charge-offs and net recoveries among various categories of loans as of the dates indicated.

	Three Months Ended March 31,
	2025		2024
	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)
	(Dollars in thousands)
Balance of net (charge-offs) recoveries applicable to:
Commercial and industrial	$(330)	0.01%	$(283)	0.01%
Real estate:
Construction, land development and other land loans	156	0.00%	2	0.00%
1-4 family residential (including home equity)	(1,051)	0.02%	(457)	0.01%
Commercial real estate (including multi-family residential)	(178)	0.00%	17	0.00%
Agriculture (includes farmland)	—	0.00%	(23)	0.00%
Consumer and other	(1,301)	0.02%	(1,399)	0.03%
Total net (charge-offs) recoveries	$(2,704)	0.05%	$(2,143)	0.04%

The following tables show the allocation of the allowance for credit losses on loans among various categories of loans disaggregated between originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans at the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to cover expected losses from any loan category, regardless of whether allocated to an originated loan or an acquired loan.

	March 31, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$33,581	$16,796	$4,420	$5,377	$60,174	11.6%
Real estate	183,920	12,053	19,145	39,664	254,782	81.8%
Agriculture and agriculture real estate	8,984	2,317	815	13,981	26,097	4.8%
Consumer and other	7,702	215	123	8	8,048	1.8%
Total allowance for credit losses on loans	$234,187	$31,381	$24,503	$59,030	$349,101	100.0%

	December 31, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$34,528	$18,003	$5,159	$7,810	$65,500	11.9%
Real estate	176,668	11,676	18,514	44,008	250,866	81.4%
Agriculture and agriculture real estate	8,646	2,385	1,143	15,519	27,693	4.9%
Consumer and other	7,396	199	137	14	7,746	1.8%
Total allowance for credit losses on loans	$227,238	$32,263	$24,953	$67,351	$351,805	100.0%

(1)
Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

The allowance for credit losses on loans totaled $349.1 million at March 31, 2025 compared with $351.8 million at December 31, 2024, a decrease of $2.7 million or 0.8%. The allowance for credit losses on loans totaled 1.59% of total loans at March 31, 2025 and December 31, 2024.

At March 31, 2025, $234.2 million of the allowance for credit losses on loans was attributable to originated loans, an increase of $6.9 million or 3.1% compared with $227.2 million of the allowance at December 31, 2024. At March 31, 2025, $31.4 million of the allowance for credit losses on loans was attributable to re-underwritten acquired loans compared with $32.3 million of the allowance at December 31, 2024, a decrease of $882 thousand or 2.7%. At March 31, 2025, $24.5 million of the allowance for credit losses on loans was attributable to Non-PCD loans compared with $25.0 million of the allowance at December 31, 2024, a decrease of $450 thousand or 1.8%. At March 31, 2025, $59.0 million of the allowance for credit losses on loans was attributable to PCD loans compared with $67.4 million of the allowance at December 31, 2024, a decrease of $8.3 million or 12.4%.

At March 31, 2025, the Company had $32.0 million of total outstanding net accretable discounts on Non-PCD loans and PCD loans. The Company believes that the allowance for credit losses on loans at March 31, 2025 is adequate to cover expected losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at March 31, 2025.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancelable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of March 31, 2025 and December 31, 2024, the Company had $37.6 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

Securities

The carrying cost of securities totaled $10.79 billion at March 31, 2025 compared with $11.09 billion at December 31, 2024, a decrease of $301.7 million or 2.7%. At March 31, 2025, securities represented 27.8% of total assets compared with 28.0% of total assets at December 31, 2024.

The amortized cost and fair value of investment securities were as follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$13,650	$2,297	$—	$15,947
Collateralized mortgage obligations	215,807	1	(2,816)	212,992
Mortgage-backed securities	107,762	56	(912)	106,906
Total	$337,219	$2,354	$(3,728)	$335,845
Held to Maturity
U.S. Government agencies	$5,903	$—	$(22)	$5,881
States and political subdivisions	82,788	282	(2,262)	80,808
Corporate debt securities	12,000	—	(3,360)	8,640
Collateralized mortgage obligations	237,409	9	(16,898)	220,520
Mortgage-backed securities	10,118,786	3,299	(1,135,330)	8,986,755
Total	$10,456,886	$3,590	$(1,157,872)	$9,302,604

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$14,350	$2,035	$(60)	$16,325
Collateralized mortgage obligations	216,142	81	(3,233)	212,990
Mortgage-backed securities	108,524	41	(920)	107,645
Total	$339,016	$2,157	$(4,213)	$336,960
Held to Maturity
U.S. Government agencies	$5,861	$—	$(44)	$5,817
States and political subdivisions	98,125	220	(2,510)	95,835
Corporate debt securities	12,000	—	(3,840)	8,160
Collateralized mortgage obligations	232,345	—	(24,128)	208,217
Mortgage-backed securities	10,409,133	380	(1,345,063)	9,064,450
Total	$10,757,464	$600	$(1,375,585)	$9,382,479

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

As of March 31, 2025, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2025, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Fannie Mae or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae-issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae- and Freddie Mac-issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of March 31, 2025, the Company’s municipal securities represent 0.8% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of March 31, 2025, management believes that there is no potential for material credit losses on held to maturity securities.

Deposits

Total deposits were $28.03 billion at March 31, 2025 compared with $28.38 billion at December 31, 2024, a decrease of $354.5 million or 1.2%. Total noninterest-bearing deposits were $9.68 billion at March 31, 2025 compared with $9.80 billion at December 31, 2024, a decrease of $122.5 million or 1.3%. Interest-bearing deposits were $18.35 billion at March 31, 2025 compared with $18.58 billion at December 31, 2024, a decrease of $232.0 million or 1.2%.

Average deposits for the three months ended March 31, 2025 were $28.16 billion, an increase of $1.00 billion or 3.7% compared with $27.16 billion for the three months ended March 31, 2024, primarily due to the Merger. The ratio of average interest-bearing deposits to total average deposits was 66.3% and 65.2% during the first three months of 2025 and 2024, respectively.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31,
	2025		2024
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$5,224,796	0.70%	$5,143,585	0.66%
Regular savings	2,673,793	0.71%	2,829,146	0.71%
Money market savings	6,333,493	2.62%	6,059,931	2.80%
Certificates, IRAs and other time deposits	4,426,521	3.75%	3,683,815	4.05%
Total interest-bearing deposits	18,658,603	2.08%	17,716,477	2.10%
Noninterest-bearing demand deposits	9,504,540		9,443,249
Total deposits	$28,163,143	1.38%	$27,159,726	1.37%

(1)
Annualized and based on average balances on an actual 365-day or 366-day basis for the three months ended March 31, 2025 and 2024.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
FHLB advances	$2,700,000	$3,200,000
Securities sold under repurchase agreements	216,086	221,913
Total	$2,916,086	$3,421,913

FHLB advances and long-term notes payable— The Company has an available line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2025, the Company had total borrowing capacity of $7.92 billion under this line. FHLB advances of $2.70 billion were outstanding at March 31, 2025, with an interest rate of 4.38%. At March 31, 2025, the Company had no FHLB long-term notes payable balance outstanding.

Securities sold under repurchase agreements— At March 31, 2025, the Company had $216.1 million in securities sold under repurchase agreements with banking customers compared with $221.9 million at December 31, 2024, a decrease of $5.8 million or 2.6%. Repurchase agreements are generally settled on the following business day; however, approximately $1.3 million of the repurchase agreements outstanding at March 31, 2025 have maturity terms ranging from 12 to 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

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

As of March 31, 2025, the Company had outstanding $3.74 billion in commitments to extend credit, $75.4 million in commitments associated with outstanding standby letters of credit and $930.0 million in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2025, the Company had cash and cash equivalents of $1.69 billion compared with $1.97 billion at December 31, 2024, a decrease of $277.6 million or 14.1%. The decrease was primarily due to net repayments from other short-term borrowings of $500.0 million, a net decrease in deposits of $354.5 million and cash dividend payments of $55.3 million, partially offset by net proceeds from maturities, sales and principal paydowns of investment securities of $297.3 million, net cash provided by operating activities of $178.2 million and net decrease in loans of $166.2 million.

Share Repurchases

On January 21, 2025, the Company announced a stock repurchase program under which Bancshares could repurchase up to 5%, or approximately 4.8 million shares, of its outstanding common stock over a one-year period expiring on January 21, 2026, at the discretion of management. Under the stock repurchase program, Bancshares may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. Under its 2025 stock repurchase program, Bancshares repurchased zero shares of its common stock during the three months ended March 31, 2025.

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of March 31, 2025 are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB Advances as of March 31, 2025 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
FHLB advances	$2,700,000	$—	$—	$—	$2,700,000

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company has one sublease arrangement. Sublease income was $846 thousand and $869 thousand for the three months ended March 31, 2025 and 2024. As of March 31, 2025, operating lease ROU assets and lease liabilities were approximately $31.2 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of March 31, 2025, the weighted average of remaining lease terms of the Company’s operating leases was 5.8 years. The weighted average discount rate used to determine the lease liabilities as of March 31, 2025 for the Company’s operating leases was 3.0%. Cash paid for the Company’s operating leases was $2.9 million for the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025, the Company did not obtain any new ROU assets in exchange for lease liabilities.

The Company’s future undiscounted cash payments associated with its operating leases as of March 31, 2025 are summarized below (dollars in thousands).

Remaining 2025	$7,793
2026	9,334
2027	6,332
2028	3,355
2029	2,006
2030	1,669
Thereafter	8,826
Total undiscounted lease payments	$39,315

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of March 31, 2025 are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$63,351	$11,055	$975	$26	$75,407
Unused capacity on Warehouse Purchase Program loans	929,956	—	—	—	929,956
Commitments to extend credit	1,587,309	867,343	104,414	1,183,211	3,742,277
Total	$2,580,616	$878,398	$105,389	$1,183,237	$4,747,640

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through a charge to provision for credit losses on the Company’s consolidated statement of income. At March 31, 2025 and December 31, 2024, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million.

Capital Resources

Total shareholders’ equity was $7.52 billion at March 31, 2025 compared with $7.44 billion at December 31, 2024, an increase of $78.6 million or 1.1%. The increase was primarily the result of net income of $130.2 million, partially offset by dividend payments of $55.3 million.

The Basel III Capital Rules require the Company and the Bank to maintain a capital conservation buffer, composed entirely of common equity tier 1 capital (“CET1”), of 2.5%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.5% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”) of 4.0%.

The CET1, Tier 1 and total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets include total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet items. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, excluding goodwill and other intangible assets. A financial institution with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of March 31, 2025, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of March 31, 2025:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of March 31, 2025
The Company
CET1 capital (to risk-weighted assets)	4.50%		7.00%	N/A	16.92%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	N/A	16.92%
Total capital (to risk-weighted assets)	8.00%		10.50%	N/A	18.17%
Tier 1 capital (to average assets) (leverage)	4.00%	(1)	4.00%	N/A	11.20%

The Bank
CET1 capital (to risk-weighted assets)	4.50%		7.00%	6.50%	15.92%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	8.00%	15.92%
Total capital (to risk-weighted assets)	8.00%		10.50%	10.00%	17.17%
Tier 1 capital (to average assets) (leverage)	4.00%	(2)	4.00%	5.00%	10.53%

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

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025 (the “2024 Form 10-K”), for further discussion. There have been no material changes in the Company’s market risk exposures that would affect the quantitative and qualitative disclosures from those disclosed in the 2024 Form 10-K and presented as of December 31, 2024.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None.

b. None.

c. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” in Item 2 of Part I of this report for information regarding Bancshares’ stock repurchase program. No repurchases of Bancshares common stock were made during the first quarter of 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

c. Insider Trading Arrangements and Policies.

During the three months ended March 31, 2025, no other director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) with respect to Bancshares common stock.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019 (File No. 001-35388))

4.1	Form of certificate representing shares of Bancshares common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (formatted as Inline XBRL and contained in Exhibits 101)

* Filed with this Quarterly Report on Form 10-Q.

** Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 5/8/2025	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 5/8/2025	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer