Form 10-Q
period 2025-06-30
PROSPERITY BANCSHARES INC
filed 2025-08-07
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

As of August 4, 2025, there were 95,000,432 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$1,304,993	$1,972,175
Federal funds sold	197	292
Total cash and cash equivalents	1,305,190	1,972,467
Available for sale securities, at fair value	342,108	336,960
Held to maturity securities, at cost (fair value of $9,156,024 and $9,382,479, respectively)	10,265,996	10,757,464
Total securities	10,608,104	11,094,424
Loans held for sale	6,004	10,690
Loans held for investment	20,903,944	21,057,616
Loans held for investment - Warehouse Purchase Program	1,287,440	1,080,903
Total loans	22,197,388	22,149,209
Less: allowance for credit losses on loans	(346,084)	(351,805)
Loans, net	21,851,304	21,797,404
Accrued interest receivable	101,606	104,367
Goodwill	3,503,127	3,503,129
Core deposit intangibles, net	58,796	66,047
Bank premises and equipment, net	374,602	371,238
Other real estate owned	7,874	5,701
Bank owned life insurance (BOLI)	389,380	386,247
Federal Home Loan Bank of Dallas stock	125,900	138,200
Other assets	91,469	127,514
TOTAL ASSETS	$38,417,352	$39,566,738
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$9,426,657	$9,798,438
Interest-bearing	18,046,754	18,582,900
Total deposits	27,473,411	28,381,338
Other borrowings	2,900,000	3,200,000
Securities sold under repurchase agreements	183,572	221,913
Accrued interest payable	32,837	41,910
Allowance for credit losses on off-balance sheet credit exposures	37,646	37,646
Other liabilities	190,150	245,436
Total liabilities	30,817,616	32,128,243
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 95,276,800 issued and outstanding at June 30, 2025; 95,275,279 shares issued and outstanding at December 31, 2024	95,277	95,276
Capital surplus	3,802,680	3,796,622
Retained earnings	3,703,088	3,548,221
Accumulated other comprehensive loss —net unrealized loss on available for sale securities, net of tax benefit of $(348) and $(432), respectively	(1,309)	(1,624)
Total shareholders’ equity	7,599,736	7,438,495
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,417,352	$39,566,738

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$325,490	$336,428	$644,513	$642,656
Securities	57,836	62,428	115,722	128,849
Federal funds sold and other earning assets	9,438	14,095	25,334	23,360
Total interest income	392,764	412,951	785,569	794,865
INTEREST EXPENSE:
Deposits	93,790	106,124	189,387	198,816
Other borrowings	30,101	46,282	60,593	95,228
Securities sold under repurchase agreements	1,151	1,759	2,485	3,791
Total interest expense	125,042	154,165	252,465	297,835
NET INTEREST INCOME	267,722	258,786	533,104	497,030
PROVISION FOR CREDIT LOSSES	—	9,066	—	9,066
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	267,722	249,720	533,104	487,964
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,885	8,153	18,032	16,441
Credit card, debit card and ATM card income	9,761	9,384	18,500	18,245
Service charges on deposit accounts	7,645	6,436	15,053	12,842
Trust income	3,859	3,601	7,460	7,757
Mortgage income	965	745	1,974	1,355
Brokerage income	1,225	1,186	2,487	2,421
Net gain (loss) on sale or write-down of assets	1,414	(903)	1,179	(938)
Net gain on sale or write-up of securities	—	10,723	—	11,021
Other	9,228	6,678	19,598	15,729
Total noninterest income	42,982	46,003	84,283	84,873
NONINTEREST EXPENSE:
Salaries and employee benefits	87,296	89,584	176,772	175,355
Net occupancy and equipment	9,168	8,915	18,314	17,538
Credit and debit card, data processing and software amortization	12,056	11,998	23,478	22,973
Regulatory assessments and FDIC insurance	5,508	10,317	11,297	15,855
Core deposit intangibles amortization	3,610	4,156	7,251	7,393
Depreciation	4,779	4,836	9,553	9,522
Communications	3,507	3,485	6,980	6,887
Net other real estate income	(18)	100	92	149
Merger related expenses	—	4,381	—	4,381
Other	12,659	15,070	25,129	28,637
Total noninterest expense	138,565	152,842	278,866	288,690
INCOME BEFORE INCOME TAXES	172,139	142,881	338,521	284,147
PROVISION FOR INCOME TAXES	36,984	31,279	73,141	62,119
NET INCOME	$135,155	$111,602	$265,380	$222,028
EARNINGS PER SHARE:
Basic	$1.42	$1.17	$2.79	$2.34
Diluted	$1.42	$1.17	$2.79	$2.34

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net income	$135,155	$111,602	$265,380	$222,028
Other comprehensive (loss) income, before tax:
Securities available for sale:
Change in unrealized (loss) gain during the period	(283)	946	399	(238)
Total other comprehensive (loss) income	(283)	946	399	(238)
Deferred tax benefit (expense) related to other comprehensive (loss) income	59	(199)	(84)	50
Other comprehensive (loss) income, net of tax	(224)	747	315	(188)
Comprehensive income	$134,931	$112,349	$265,695	$221,840

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT MARCH 31, 2025	95,258,217	$95,259	$3,799,692	$3,623,195	$(1,085)	$7,517,061
Net income				135,155		135,155
Other comprehensive loss					(224)	(224)
Common stock issued in connection with the granting of restricted stock awards, net	18,583	18	(18)			—
Stock based compensation expense			3,006			3,006
Cash dividends declared, $0.58 per share				(55,262)		(55,262)
BALANCE AT JUNE 30, 2025	95,276,800	$95,277	$3,802,680	$3,703,088	$(1,309)	$7,599,736

Six Months Ended
BALANCE AT DECEMBER 31, 2024	95,275,279	$95,276	$3,796,622	$3,548,221	$(1,624)	$7,438,495
Net income				265,380		265,380
Other comprehensive income					315	315
Common stock issued in connection with the granting of restricted stock awards, net	1,521	1	(1)			—
Stock based compensation expense			6,059			6,059
Cash dividends declared, $1.16 per share				(110,513)		(110,513)
BALANCE AT JUNE 30, 2025	95,276,800	$95,277	$3,802,680	$3,703,088	$(1,309)	$7,599,736

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT MARCH 31, 2024	93,525,291	$93,525	$3,672,090	$3,341,262	$(2,333)	$7,104,544
Net income				111,602		111,602
Other comprehensive income					747	747
Common stock issued in connection with the granting of restricted stock awards, net	31,500	32	(32)			—
Common stock issued in connection with the acquisition of Lone Star State Bancshares, Inc.	2,376,143	2,376	153,927			156,303
Common stock repurchase	(670,518)	(670)	(38,814)			(39,484)
Stock based compensation expense			3,134			3,134
Cash dividends declared, $0.56 per share				(53,402)		(53,402)
BALANCE AT JUNE 30, 2024	95,262,416	$95,263	$3,790,305	$3,399,462	$(1,586)	$7,283,444

Six Months Ended
BALANCE AT DECEMBER 31, 2023	93,722,383	$93,723	$3,703,795	$3,283,210	$(1,398)	$7,079,330
Net income				222,028		222,028
Other comprehensive loss					(188)	(188)
Common stock issued in connection with the granting of restricted stock awards, net	402,100	402	(402)			—
Common stock issued in connection with the acquisition of Lone Star State Bancshares, Inc.	2,376,143	2,376	153,927			156,303
Common stock repurchase	(1,238,210)	(1,238)	(73,528)			(74,766)
Stock based compensation expense			6,513			6,513
Cash dividends declared, $1.12 per share				(105,776)		(105,776)
BALANCE AT JUNE 30, 2024	95,262,416	$95,263	$3,790,305	$3,399,462	$(1,586)	$7,283,444

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2025	2024
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$265,380	$222,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	16,804	16,915
Provision for credit losses	—	9,066
Net amortization of premium on investments	9,953	11,653
Net gain on sale of investment securities	—	(11,021)
Net gain on sale of other real estate and repossessed assets	(252)	(107)
Net (gain) loss on sale or write down of premises and equipment	(1,179)	938
Net accretion of discount on loans	(6,416)	(9,051)
Net amortization of premium on deposits	(11)	(93)
Net gain on sale of loans	(1,976)	(1,358)
Proceeds from sale of loans held for sale	79,067	63,974
Originations of loans held for sale	(72,929)	(66,833)
Stock based compensation expense	6,059	6,513
Decrease in accrued interest receivable and other assets	50,011	17,168
(Decrease) increase in accrued interest payable and other liabilities	(68,162)	144,102
Net cash provided by operating activities	276,349	403,894

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, sales and principal paydowns of held to maturity securities	754,742	990,755
Purchase of held to maturity securities	(274,634)	(28,826)
Proceeds from maturities, sales and principal paydowns of available for sale securities	10,005,257	11,199,310
Purchase of available for sale securities	(10,008,602)	(11,020,422)
Originations of Warehouse Purchase Program loans	(7,611,180)	(6,759,124)
Proceeds from pay-offs of Warehouse Purchase Program loans	7,404,643	6,499,966
Net decrease in loans held for investment	147,813	171,972
Purchase of bank premises and equipment	(13,490)	(11,888)
Proceeds from sale of bank premises, equipment and other real estate	6,801	1,037
Proceeds from insurance claims	1,794	1,049
Net cash provided by the purchase of Lone Star State Bancshares, Inc.	—	169,855
Net cash provided by investing activities	413,144	1,213,684

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(371,781)	(475,810)
Net decrease in interest-bearing deposits	(536,135)	(11,213)
Net (repayments) proceeds from other short-term borrowings	(300,000)	175,000
Net decrease in securities sold under repurchase agreements	(38,341)	(75,588)
Repurchase of common stock	—	(74,766)
Payments of cash dividends	(110,513)	(105,776)
Net cash used in financing activities	(1,356,770)	(568,153)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(667,277)	1,049,425
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,972,467	458,413
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,305,190	$1,507,838

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$6,853	$3,897

SUPPLEMENTAL INFORMATION:
Income taxes paid	$160,444	$28,344
Interest paid	261,538	203,089

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the six-month period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other period.

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

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$135,155		$111,602		$265,380		$222,028
Basic:
Weighted average shares outstanding	95,277	$1.42	95,765	$1.17	95,271	$2.79	94,735	$2.34
Diluted:
Weighted average shares outstanding	95,277	$1.42	95,765	$1.17	95,271	$2.79	94,735	$2.34

There were no stock options outstanding at June 30, 2025 or exercisable during the three and six months ended June 30, 2025 or 2024 that would have had an anti-dilutive effect on the above computation.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. ASU 2024-01 clarifies the scope application of profits interest and similar awards by adding illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of FASB ASC 718, “Compensation—Stock Compensation.” However, this amendment does not change the intent of that guidance, nor how it should be applied. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. ASU 2024-01 became effective for the Company on December 31, 2024, and did not have a significant impact on the Company’s financial statements.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income. ASU 2023-09 focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For public business entities the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its financial statements.

ASU 2023-07, Segment Reporting (Topic 280)—Improvement to Reportable Segment Disclosures. ASU 2023-07 amends the disclosure requirements related to segment reporting primarily through enhanced disclosure about significant segment expenses that are regularly provided to the CODM and by requiring disclosure of segment information on an annual and interim basis. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 became effective for the Company on December 31, 2024, and did not have a significant impact on the Company’s financial statements.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$13,650	$2,903	$—	$16,553
Collateralized mortgage obligations	222,874	—	(3,789)	219,085
Mortgage-backed securities	107,241	59	(830)	106,470
Total	$343,765	$2,962	$(4,619)	$342,108
Held to Maturity
U.S. Government agencies	$5,946	$—	$(16)	$5,930
States and political subdivisions	80,190	219	(2,142)	78,267
Corporate debt securities	12,000	—	(2,520)	9,480
Collateralized mortgage obligations	228,852	88	(16,247)	212,693
Mortgage-backed securities	9,939,008	4,705	(1,094,059)	8,849,654
Total	$10,265,996	$5,012	$(1,114,984)	$9,156,024

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$14,350	$2,035	$(60)	$16,325
Collateralized mortgage obligations	216,142	81	(3,233)	212,990
Mortgage-backed securities	108,524	41	(920)	107,645
Total	$339,016	$2,157	$(4,213)	$336,960
Held to Maturity
U.S. Government agencies	$5,861	$—	$(44)	$5,817
States and political subdivisions	98,125	220	(2,510)	95,835
Corporate debt securities	12,000	—	(3,840)	8,160
Collateralized mortgage obligations	232,345	—	(24,128)	208,217
Mortgage-backed securities	10,409,133	380	(1,345,063)	9,064,450
Total	$10,757,464	$600	$(1,375,585)	$9,382,479

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

As of June 30, 2025, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2025, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae-issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae- and Freddie Mac-issued securities are fully guaranteed by those respective United States government-sponsored agencies and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of June 30, 2025, the Company’s municipal securities represent 0.8% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of June 30, 2025, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	June 30, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$66,621	$(357)	$142,720	$(3,432)	$209,341	$(3,789)
Mortgage-backed securities	9,676	(55)	93,177	(775)	102,853	(830)
Total	$76,297	$(412)	$235,897	$(4,207)	$312,194	$(4,619)
Held to Maturity
U.S. Government agencies	$5,930	$(16)	$—	$—	$5,930	$(16)
States and political subdivisions	9,908	(34)	34,654	(2,108)	44,562	(2,142)
Corporate debt securities	—	—	9,480	(2,520)	9,480	(2,520)
Collateralized mortgage obligations	26,962	(96)	172,831	(16,151)	199,793	(16,247)
Mortgage-backed securities	182,819	(2,432)	8,201,868	(1,091,627)	8,384,687	(1,094,059)
Total	$225,619	$(2,578)	$8,418,833	$(1,112,406)	$8,644,452	$(1,114,984)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

At June 30, 2025 and December 31, 2024, there were 865 securities and 949 securities, respectively, in an unrealized loss position for 12 months or more.

The table below summarizes the amortized cost and fair value of investment securities at June 30, 2025, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$16,053	$16,042	$—	$—
Due after one year through five years	41,405	41,020	—	—
Due after five years through ten years	33,293	30,052	13,650	16,553
Due after ten years	7,385	6,563	—	—
Subtotal	98,136	93,677	13,650	16,553
Mortgage-backed securities and collateralized mortgage obligations	10,167,860	9,062,347	330,115	325,555
Total	$10,265,996	$9,156,024	$343,765	$342,108

At June 30, 2025 and December 31, 2024, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $7.75 billion and $10.26 billion and a fair value of $6.88 billion and $8.91 billion at June 30, 2025 and December 31, 2024, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

The Company recorded no gain or loss on the sale of investment securities for the three and six months ended June 30, 2025. The Company recorded a $9.7 million and $9.4 million net loss on the sale of investment securities for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the Company did not own any non-agency collateralized mortgage obligations.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Residential mortgage loans held for sale	$6,004	$10,690

Commercial and industrial	2,410,882	2,508,088
Real estate:
Construction, land development and other land loans	2,873,238	2,859,281
1-4 family residential (includes home equity)	8,394,183	8,476,899
Commercial real estate (includes multi-family residential)	5,827,645	5,800,985
Farmland	672,871	681,883
Agriculture	356,378	351,663
Consumer and other	368,747	378,817
Total loans held for investment, excluding Warehouse Purchase Program	20,903,944	21,057,616
Warehouse Purchase Program	1,287,440	1,080,903
Total loans, including Warehouse Purchase Program	$22,197,388	$22,149,209

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans made up 81.8% and 81.3% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of June 30, 2025 and December 31, 2024, loans outstanding to directors, officers and their affiliates totaled $248 thousand and $266 thousand, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the six months ended June 30, 2025	As of and for the year ended December 31, 2024
	(Dollars in thousands)
Beginning balance on January 1	$266	$292
New loans	7	5
Repayments	(25)	(31)
Ending balance	$248	$266

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

An aging analysis of past due loans, segregated by category of loan, is presented below:

	June 30, 2025
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$12,465	$162	$12,627	$734	$2,859,877	$2,873,238
Warehouse Purchase Program loans	—	—	—	—	1,287,440	1,287,440
Agriculture and agriculture real estate (includes farmland)	4,663	82	4,745	17,465	1,007,039	1,029,249
1-4 family (includes home equity) (1)	48,448	—	48,448	44,861	8,306,878	8,400,187
Commercial real estate (includes multi-family residential)	11,495	—	11,495	11,594	5,804,556	5,827,645
Commercial and industrial	20,631	332	20,963	27,348	2,362,571	2,410,882
Consumer and other	2,085	—	2,085	29	366,633	368,747
Total	$99,787	$576	$100,363	$102,031	$21,994,994	$22,197,388

	December 31, 2024
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$21,464	$267	$21,731	$2,079	$2,835,471	$2,859,281
Warehouse Purchase Program loans	—	—	—	—	1,080,903	1,080,903
Agriculture and agriculture real estate (includes farmland)	4,554	575	5,129	2,634	1,025,783	1,033,546
1-4 family (includes home equity) (1)	49,391	—	49,391	42,048	8,396,150	8,487,589
Commercial real estate (includes multi-family residential)	15,692	—	15,692	18,455	5,766,838	5,800,985
Commercial and industrial	26,852	1,347	28,199	8,348	2,471,541	2,508,088
Consumer and other	478	—	478	83	378,256	378,817
Total	$118,431	$2,189	$120,620	$73,647	$21,954,942	$22,149,209

(1)
Includes $6.0 million and $10.7 million of residential mortgage loans held for sale at June 30, 2025 and December 31, 2024, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Nonaccrual loans (1)	$102,031	$73,647
Accruing loans 90 or more days past due	576	2,189
Total nonperforming loans	102,607	75,836
Repossessed assets	6	4
Other real estate	7,874	5,701
Total nonperforming assets	$110,487	$81,541

Nonperforming assets to total loans and other real estate	0.50%	0.37%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.53%	0.39%
Nonaccrual loans to total loans	0.46%	0.33%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.49%	0.35%

(1)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $110.5 million in nonperforming assets at June 30, 2025 compared with $81.5 million at December 31, 2024. Nonperforming assets were 0.50% of total loans and other real estate at June 30, 2025 and 0.37% of total loans and other real estate at December 31, 2024. The Company had $102.0 million in nonaccrual loans at June 30, 2025 compared with $73.6 million at December 31, 2024.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

PCD Loans. The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
PCD loans:
Outstanding balance	$387,143	$440,024
Discount	(6,075)	(7,390)
Recorded investment	$381,068	$432,634

Changes in the accretable yield for acquired PCD loans for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$6,713	$7,361	$7,390	$7,914
Additions	—	4,558	—	4,558
Accretion charge-offs	—	(18)	—	(23)
Accretion	(638)	(2,394)	(1,315)	(2,942)
Balance at June 30,	$6,075	$9,507	$6,075	$9,507

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired. The PCD discount reflected above as of June 30, 2025, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$1,786,602	$2,089,629
Discount	(22,766)	(27,845)
Recorded investment	$1,763,836	$2,061,784

Changes in the discount accretion for Non-PCD loans for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$25,250	$18,681	$27,845	$19,992
Additions	—	20,378	—	20,378
Accretion recoveries (charge-offs)	2	(12)	22	(11)
Accretion	(2,486)	(4,797)	(5,101)	(6,109)
Balance at June 30,	$22,766	$34,250	$22,766	$34,250

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The following tables present loans by risk grade, by category of loan and year of origination/renewal at June 30, 2025.

	Term Loans
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$274	$—	$—	$—	$—	$—	$—	$—	$274
Grade 2	—	—	659	139	—	13	—	—	811
Grade 3	441,971	552,385	324,163	335,752	157,548	57,530	110,247	849	1,980,445
Grade 4	30,416	122,532	199,392	291,566	79,910	18,311	45,440	—	787,567
Grade 5	2,723	250	13	—	352	5,346	912	—	9,596
Grade 6	7,262	525	—	—	146	460	—	—	8,393
Grade 7	—	—	—	82	—	186	—	—	268
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	11,930	11,700	8,159	29,856	5,733	3,258	15,248	—	85,884
Total	$494,576	$687,392	$532,386	$657,395	$243,689	$85,104	$171,847	$849	$2,873,238

Current-period gross write-offs	$—	$82	$—	$—	$—	$—	$—	$—	$82

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$3,003	$1,520	$346	$8	$7	$2	$9,226	$—	$14,112
Grade 2	—	—	8	45	—	552	—	—	605
Grade 3	98,098	105,904	70,970	166,396	80,789	119,280	154,960	226	796,623
Grade 4	34,478	31,885	13,690	17,798	26,794	12,667	28,211	—	165,523
Grade 5	1,369	1,525	45	241	623	1,358	—	—	5,161
Grade 6	—	—	—	—	—	656	—	—	656
Grade 7	—	1,796	—	1,514	—	385	250	—	3,945
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	14,382	14,277	19	2,346	1,422	5,120	5,058	—	42,624
Total	$151,330	$156,907	$85,078	$188,348	$109,635	$140,020	$197,705	$226	$1,029,249

Current-period gross write-offs	$—	$29	$—	$—	$8	$—	$—	$—	$37

1-4 Family (includes Home Equity) (1)
Grade 1	$—	$—	$70	$138	$—	$106	$—	$—	$314
Grade 2	—	—	506	1,010	140	2,042	—	—	3,698
Grade 3	222,803	526,947	1,530,991	2,127,012	1,799,587	1,872,142	96,821	2,848	8,179,151
Grade 4	6,715	11,689	18,532	18,607	27,701	66,708	2,804	—	152,756
Grade 5	132	488	679	2,356	2,442	2,665	76	—	8,838
Grade 6	—	132	370	400	201	2,734	—	—	3,837
Grade 7	—	212	5,292	14,237	7,307	17,521	95	—	44,664
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	47	32	1,616	3,093	279	1,862	—	—	6,929
Total	$229,697	$539,500	$1,558,056	$2,166,853	$1,837,657	$1,965,780	$99,796	$2,848	$8,400,187

Current-period gross write-offs	$—	$—	$483	$467	$51	$25	$442	$—	$1,468

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	387	—	—	763	—	751	6,523	—	8,424
Grade 3	217,566	312,016	385,826	882,609	746,270	1,067,147	51,582	—	3,663,016
Grade 4	98,326	51,622	97,967	417,711	216,346	672,776	9,210	300	1,564,258
Grade 5	3,511	27,256	1,023	19,537	12,271	180,937	—	—	244,535
Grade 6	4,732	28,076	4,942	4,858	1,969	79,856	—	—	124,433
Grade 7	—	1,069	—	1,576	3,855	1,021	—	—	7,521
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	21,034	36,645	15,932	55,576	42,290	43,981	—	—	215,458
Total	$345,556	$456,684	$505,690	$1,382,630	$1,023,001	$2,046,469	$67,315	$300	$5,827,645

Current-period gross write-offs	$—	$74	$342	$33	$—	$—	$50	$—	$499

Commercial and Industrial
Grade 1	$22,560	$25,250	$3,590	$1,056	$2,054	$673	$47,178	$—	$102,361
Grade 2	—	1,578	506	6,831	—	1,558	9,678	—	20,151
Grade 3	173,577	264,443	167,051	135,397	96,679	211,646	880,871	3,519	1,933,183
Grade 4	8,642	34,903	26,999	25,956	5,665	23,723	81,067	1,494	208,449
Grade 5	145	4,244	149	18,114	550	2,327	8,752	—	34,281
Grade 6	75	1,335	8,495	3,053	451	213	39,131	3,624	56,377
Grade 7	—	737	4,117	227	83	167	20,596	—	25,927
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	76	1,254	749	8,503	808	1,842	16,921	—	30,153
Total	$205,075	$333,744	$211,656	$199,137	$106,290	$242,149	$1,104,194	$8,637	$2,410,882

Current-period gross write-offs	$—	$515	$160	$273	$104	$85	$1,440	$—	$2,577

Consumer and Other
Grade 1	$16,520	$12,960	$3,624	$1,209	$888	$278	$1,772	$—	$37,251
Grade 2	9,986	99,954	10,503	13,789	—	1,740	2	—	135,974
Grade 3	32,418	20,183	19,593	27,975	16,556	11,206	39,251	2	167,184
Grade 4	11	537	1,232	42	875	16,326	9,083	100	28,206
Grade 5	—	—	—	—	—	—	88	—	88
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	21	3	—	—	—	—	24
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	13	5	2	—	20
Total	$58,935	$133,634	$34,973	$43,018	$18,332	$29,555	$50,198	$102	$368,747

Current-period gross write-offs	$3,022	$46	$81	$38	$—	$244	$66	$5	$3,502

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	1,287,440	—	—	—	—	—	—	—	1,287,440
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$1,287,440	$—	$—	$—	$—	$—	$—	$—	$1,287,440

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Grade 1	$42,357	$39,730	$7,630	$2,411	$2,949	$1,059	$58,176	$—	$154,312
Grade 2	10,373	101,532	12,182	22,577	140	6,656	16,203	—	169,663
Grade 3	2,473,873	1,781,878	2,498,594	3,675,141	2,897,429	3,338,951	1,333,732	7,444	18,007,042
Grade 4	178,588	253,168	357,812	771,680	357,291	810,511	175,815	1,894	2,906,759
Grade 5	7,880	33,763	1,909	40,248	16,238	192,633	9,828	—	302,499
Grade 6	12,069	30,068	13,807	8,311	2,767	83,919	39,131	3,624	193,696
Grade 7	—	3,814	9,430	17,639	11,245	19,280	20,941	—	82,349
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	47,469	63,908	26,475	99,374	50,545	56,068	37,229	—	381,068
Total	$2,772,609	$2,307,861	$2,927,839	$4,637,381	$3,338,604	$4,509,077	$1,691,055	$12,962	$22,197,388

Current-period gross write-offs	$3,022	$746	$1,066	$811	$163	$354	$1,998	$5	$8,165

(1)
Includes $6.0 million of residential mortgage loans held for sale at June 30, 2025.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate to cover expected losses in the Company’s loan portfolio as of June 30, 2025. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

JUNE 30, 2025

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The following table details activity in the allowance for credit losses on loans by category of loan for the three and six months ended June 30, 2025 and 2024.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance March 31, 2025	$80,580	$26,097	$83,895	$90,307	$60,174	$8,048	$349,101
Provision for credit losses on loans	(2,765)	737	(1,448)	(1,131)	3,126	1,481	—
Charge-offs	(82)	(37)	(410)	(112)	(1,636)	(1,945)	(4,222)
Recoveries	85	51	68	57	592	352	1,205
Net (charge-offs) recoveries	3	14	(342)	(55)	(1,044)	(1,593)	(3,017)
Balance June 30, 2025	$77,818	$26,848	$82,105	$89,121	$62,256	$7,936	$346,084

Six Months Ended
Balance December 31, 2024	$77,984	$27,693	$80,735	$92,147	$65,500	$7,746	$351,805
Provision for credit losses on loans	(325)	(859)	2,763	(2,793)	(1,870)	3,084	—
Charge-offs	(82)	(37)	(1,468)	(499)	(2,577)	(3,502)	(8,165)
Recoveries	241	51	75	266	1,203	608	2,444
Net (charge-offs) recoveries	159	14	(1,393)	(233)	(1,374)	(2,894)	(5,721)
Balance June 30, 2025	$77,818	$26,848	$82,105	$89,121	$62,256	$7,936	$346,084

Allowance for credit losses on loans:
Three Months Ended
Balance March 31, 2024	$82,158	$12,627	$79,664	$87,213	$61,616	$6,941	$330,219
Initial allowance on loans purchased with credit deterioration	942	14,309	344	4,306	6,176	1	26,078
Provision for credit losses on loans	(6,215)	2,757	1,106	3,828	5,097	1,350	7,923
Charge-offs	(109)	(400)	(433)	(511)	(3,176)	(1,488)	(6,117)
Recoveries	—	186	8	892	399	264	1,749
Net (charge-offs) recoveries	(109)	(214)	(425)	381	(2,777)	(1,224)	(4,368)
Balance June 30, 2024	$76,776	$29,479	$80,689	$95,728	$70,112	$7,068	$359,852

Six Months Ended
Balance December 31, 2023	$87,775	$11,380	$77,652	$88,664	$59,832	$7,059	$332,362
Initial allowance on loans purchased with credit deterioration	942	14,309	344	4,306	6,176	1	26,078
Provision for credit losses on loans	(11,834)	4,027	3,575	2,360	7,164	2,631	7,923
Charge-offs	(109)	(522)	(894)	(511)	(4,536)	(3,146)	(9,718)
Recoveries	2	285	12	909	1,476	523	3,207
Net (charge-offs) recoveries	(107)	(237)	(882)	398	(3,060)	(2,623)	(6,511)
Balance June 30, 2024	$76,776	$29,479	$80,689	$95,728	$70,112	$7,068	$359,852

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The allowance for credit losses on loans as of June 30, 2025 totaled $346.1 million or 1.56% of total loans, including acquired loans with discounts, a decrease $5.7 million or 1.6% compared to the allowance for credit losses on loans totaling $351.8 million or 1.59% of total loans, including acquired loans with discounts, as of December 31, 2024.

There was no provision for credit losses for the three and six months ended June 30, 2025 compared to $9.1 million provision for credit losses for the three and six months ended June 30, 2024, related to the merger of Lone Star State Bancshares, Inc. (“Lone Star”) with Bancshares and the merger of Lone Star State Bank of West Texas (“Lone Star Bank”) with the Bank, both effective on April 1, 2024 (collectively, the “Lone Star Merger”). As a result of the loans acquired in the Lone Star Merger, the second quarter of 2024 included a $7.9 million provision for credit losses on loans and a $1.2 million provision for credit losses on off-balance sheet credit exposures.

Net charge-offs were $3.0 million for the three months ended June 30, 2025 compared to net charge-offs of $4.4 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, $2.1 million of reserves on resolved PCD loans without any related charge-offs were released to the general reserve.

Net charge-offs were $5.7 million for the six months ended June 30, 2025 compared with $6.5 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, $10.4 million of reserves on resolved PCD loans without any related charge-offs were released to the general reserve.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of June 30, 2025 and December 31, 2024, the Company had $37.6 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of June 30, 2025, the Company had $1.56 billion in commitments expected to fund.

The following table represents a rollforward of the allowance for credit losses on off-balance sheet credit exposures for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$37,646	$36,503	$37,646	$36,503
Provision for credit losses on off-balance sheet credit exposures	—	1,143	—	1,143
Balance at end of period	$37,646	$37,646	$37,646	$37,646

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

JUNE 30, 2025

(UNAUDITED)

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

The following table displays the amortized cost of loans that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2025 and 2024, presented by category of loan and type of modification.

	Term Extension	Interest Rate Reduction	Total	Percent of Total Class of Loans
	(Dollars in thousands)
Three Months Ended June 30, 2025
Commercial real estate (includes multi-family residential)	$—	$—	$—	0.0%
Agriculture and agriculture real estate (includes farmland)	—	—	—	0.0%
Total	$—	$—	$—	0.0%

Six Months Ended June 30, 2025
Commercial real estate (includes multi-family residential)	$680	$23,205	$23,885	0.4%
Agriculture and agriculture real estate (includes farmland)	158	—	158	0.0%
Total	$838	$23,205	$24,043	0.4%

	Term Extension	Interest Rate Reduction	Total	Percent of Total Class of Loans
	(Dollars in thousands)
Three Months Ended June 30, 2024
Commercial and industrial	$2,489	$—	$2,489	0.1%
Agriculture and agriculture real estate (includes farmland)	650	—	650	0.1%
Total	$3,139	$—	$3,139	0.1%

Six Months Ended June 30, 2024
Commercial and industrial	$2,902	$—	$2,902	0.1%
Agriculture and agriculture real estate (includes farmland)	11,650	—	11,650	1.1%
Total	$14,552	$—	$14,552	0.4%

The financial effects of the modifications of loans made to borrowers experiencing financial difficulty were not significant during the three and six months ended June 30, 2025 and 2024. Furthermore, such modifications did not significantly impact the Company’s determination of the allowance for credit losses during those periods.

The Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2025 that subsequently defaulted and were modified in the twelve months prior to default. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$16,553	$—	$16,553
Collateralized mortgage obligations	—	219,085	—	219,085
Mortgage-backed securities	—	106,470	—	106,470
Derivative financial instruments:
Interest rate lock commitments	$—	$309	$—	$309
Forward mortgage-backed securities trades	—	3	—	3
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	944	—	944
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	116	—	116
Loan customer counterparty	—	949	—	949
Financial institution counterparty	—	—	—	—

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$16,325	$—	$16,325
Collateralized mortgage obligations	—	212,990	—	212,990
Mortgage-backed securities	—	107,645	—	107,645
Derivative financial instruments:
Interest rate lock commitments	$—	$144	$—	$144
Forward mortgage-backed securities trades	—	75	—	75
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	686	—	686
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$1	$—	$1
Forward mortgage-backed securities trades	—	37	—	37
Loan customer counterparty	—	693	—	693
Financial institution counterparty	—	—	—	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment. For the three and six months ended June 30, 2025, the Company had additions to other real estate owned of $1.8 million and $6.9 million, respectively, of which $1.6 million and $6.1 million, respectively, were outstanding as of June 30, 2025. For the three and six months ended June 30, 2025, the Company had additions to impaired loans of $34.6 million and $56.6 million, respectively, of which $34.6 million and $54.8 million, respectively, were outstanding as of June 30, 2025. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2025 and remained outstanding at June 30, 2025 were not significant.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of June 30, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,304,993	$1,304,993	$—	$—	$1,304,993
Federal funds sold	197	197	—	—	197
Held to maturity securities	10,265,996	—	9,156,024	—	9,156,024
Loans held for sale	6,004	—	6,004	—	6,004
Loans held for investment, net of allowance	20,557,860	—	—	19,538,644	19,538,644
Loans held for investment - Warehouse Purchase Program	1,287,440	—	1,287,440	—	1,287,440
Other real estate owned	7,874	—	7,874	—	7,874
Liabilities
Deposits:
Noninterest-bearing	$9,426,657	$—	$9,426,657	$—	$9,426,657
Interest-bearing	18,046,754	—	18,024,232	—	18,024,232
Other borrowings	2,900,000	—	2,900,000	—	2,900,000
Securities sold under repurchase agreements	183,572	—	183,571	—	183,571

	As of December 31, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,972,175	$1,972,175	$—	$—	$1,972,175
Federal funds sold	292	292	—	—	292
Held to maturity securities	10,757,464	—	9,382,479	—	9,382,479
Loans held for sale	10,690	—	10,690	—	10,690
Loans held for investment, net of allowance	20,705,811	—	—	19,379,556	19,379,556
Loans held for investment - Warehouse Purchase Program	1,080,903	—	1,080,903	—	1,080,903
Other real estate owned	5,701	—	5,701	—	5,701
Liabilities
Deposits:
Noninterest-bearing	$9,798,438	$—	$9,798,438	$—	$9,798,438
Interest-bearing	18,582,900	—	18,559,227	—	18,559,227
Other borrowings	3,200,000	—	3,200,000	—	3,200,000
Securities sold under repurchase agreements	221,913	—	221,902	—	221,902

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

JUNE 30, 2025

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

The fair value estimates presented herein are based on information available to management at June 30, 2025. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the six months ended June 30, 2025 and the year ended December 31, 2024 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2023	$3,396,086	$63,994
Less:
Amortization	—	(15,670)
Add:
Measurement period adjustment of First Bancshares merger	316	—
Lone Star merger	106,727	17,723
Balance as of December 31, 2024	3,503,129	66,047
Less:
Amortization	—	(7,251)
Add:
Measurement period adjustment of Lone Star merger	(2)	—
Balance as of June 30, 2025	$3,503,127	$58,796

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2025, there was no impairment recorded on goodwill and core deposit intangibles.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $3.6 million and $4.2 million for the three months ended June 30, 2025 and 2024, respectively, and $7.3 million and $7.4 million for the six months ended June 30, 2025 and 2024, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of June 30, 2025 is as follows (dollars in thousands):

Remaining 2025	$7,190
2026	12,763
2027	11,262
2028	9,958
2029	7,610
Thereafter	10,013
Total	$58,796

8. STOCK–BASED COMPENSATION

At June 30, 2025, Bancshares had one active stock-based incentive compensation plan with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by Bancshares’ shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of June 30, 2025, 461,131 shares of issued restricted stock have vested and 531,807 shares of issued restricted stock remain unvested.

As of June 30, 2025, the Company had no stock options outstanding.

Stock-based compensation expense related to restricted stock was $3.0 million and $3.1 million during the three months ended June 30, 2025 and 2024, and $6.1 million and $6.5 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $15.1 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.66 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of June 30, 2025 are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its Federal Home Loan Bank (“FHLB”) advances as of June 30, 2025 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
FHLB advances	$2,900,000	$—	$—	$—	$2,900,000

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income was $750 thousand and $828 thousand for the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $1.7 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, operating lease ROU assets and lease liabilities were approximately $29.8 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of June 30, 2025, the weighted average of remaining lease terms of the Company’s operating leases was 5.8 years. The weighted average discount rate used to determine the lease liabilities as of June 30, 2025 for the Company’s operating leases was 3.1%. Cash paid for the Company’s operating leases was $2.9 million for each of the three months ended June 30, 2025 and 2024, respectively, and was $5.9 million and $5.8 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, the Company obtained $690 thousand in ROU assets in exchange for lease liabilities for two operating leases.

The Company’s future undiscounted cash payments associated with its operating leases as of June 30, 2025 are summarized below (dollars in thousands).

Remaining 2025	$5,258
2026	9,507
2027	6,505
2028	3,529
2029	2,179
2030	1,715
Thereafter	8,826
Total undiscounted lease payments	$37,519

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of June 30, 2025 are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$55,305	$19,255	$1,338	$76	$75,974
Unused capacity on Warehouse Purchase Program loans	831,559	—	—	—	831,559
Commitments to extend credit	1,531,374	943,135	96,860	1,140,935	3,712,304
Total	$2,418,238	$962,390	$98,198	$1,141,011	$4,619,837

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through an entry to provision for credit losses on the Company’s consolidated statement of income. At June 30, 2025 and December 31, 2024, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million.

10. OTHER COMPREHENSIVE (LOSS) INCOME

The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Three Months Ended March 31,
	2025			2024
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive (loss) income:
Securities available for sale:
Change in unrealized (loss) gain during period	$(283)	$59	$(224)	$946	$(199)	$747
Total securities available for sale	(283)	59	(224)	946	(199)	747
Total other comprehensive (loss) income	$(283)	$59	$(224)	$946	$(199)	$747

	Six Months Ended June 30,
	2025			2024
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain (loss) during period	$399	$(84)	$315	$(238)	$50	$(188)
Total securities available for sale	399	(84)	315	(238)	50	(188)
Total other comprehensive income (loss)	$399	$(84)	$315	$(238)	$50	$(188)

Activity in accumulated other comprehensive loss associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2024	$(1,624)	$(1,624)
Other comprehensive income	315	315
Balance at June 30, 2025	$(1,309)	$(1,309)

Balance at December 31, 2023	$(1,398)	$(1,398)
Other comprehensive loss	(188)	(188)
Balance at June 30, 2024	$(1,586)	$(1,586)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2025 and December 31, 2024.

	June 30, 2025			December 31, 2024
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$11,345	$309	$—	$7,042	$144	$1
Forward mortgage-backed securities trades	17,750	3	116	18,500	75	37
Commercial loan interest rate swaps and caps:
Loan customer counterparty	41,663	—	949	30,732	—	693
Financial institution counterparty	41,663	944	—	30,732	686	—

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at June 30, 2025 and December 31, 2024 are presented in the following table.

	Weighted-Average Interest Rate
	June 30, 2025		December 31, 2024
	Received	Paid	Received	Paid
Loan customer counterparty	5.55%	6.53%	5.03%	6.77%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $944 thousand at June 30, 2025 and $686 thousand at December 31, 2024. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was zero at June 30, 2025. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counterparties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was $350 thousand at June 30, 2025 and zero at December 31, 2024.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in mortgage income. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2025	2024	2025	2024
	(Dollars in thousands)
Interest rate lock commitments	$(3)	$(109)	$165	$(71)
Forward mortgage-backed securities trades	23	129	(207)	325

12. ACQUISITION

Merger of Lone Star State Bancshares, Inc. — Effective April 1, 2024, the Company completed the merger of Lone Star into Bancshares and the subsequent merger of its wholly owned subsidiary, Lone Star Bank into the Bank (collectively, the “Lone Star Merger”). Lone Star Bank operated five full-service banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of March 31, 2024, Lone Star, on a consolidated basis, reported total assets of $1.38 billion, total loans of $1.08 billion and total deposits of $1.24 billion. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

Pursuant to the terms of the definitive agreement, Bancshares issued 2,376,182 shares of its common stock plus approximately $64.1 million in cash for all outstanding shares of Lone Star. This resulted in goodwill of $106.7 million as of June 30, 2025, which reflected all final subsequent fair value adjustments. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $17.7 million of core deposit intangibles as of June 30, 2025. In October 2024, the Company completed the operational conversion of Lone Star Bank.

13. SUBSEQUENT EVENTS

Agreement to Acquire American Bank Holding Corporation — On July 18, 2025, Bancshares and American Bank Holding Corporation (“American”) jointly announced the signing of a definitive merger agreement (the “Merger Agreement”) whereby American, a Texas corporation and bank holding company of American Bank, N.A. (“American Bank”), will merge with and into Bancshares and American Bank will merge with and into the Bank. American Bank operates 18 banking offices and 2 loan production offices in South and Central Texas including its main office in Corpus Christi, and banking offices in San Antonio, Austin, Victoria and the greater Corpus Christi area including Port Aransas and Rockport and a loan production office in Houston, Texas. As of March 31, 2025, American, on a consolidated basis, reported total assets of $2.52 billion, total loans of $1.75 billion and total deposits of $2.27 billion.

Under the terms of the Merger Agreement, Bancshares will issue 4,439,981 shares of its common stock for all outstanding shares of American common stock, subject to certain potential adjustments. Based on Bancshares’ closing price of $72.40 on July 16, 2025, the total consideration was valued at approximately $321.5 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of American. The transaction is expected to close during the fourth quarter of 2025 or the first quarter of 2026.

Enactment of the One Big Beautiful Bill Act — On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”), which included certain modifications to U.S. tax law, was enacted into law. The Company is currently evaluating the provisions of the OBBB Act but does not expect it to have a material impact on the Company’s Consolidated Financial Statements.

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
•
the timing, impact and other uncertainties of any future acquisitions, including the pending acquisition of American, and the Company’s ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the ability to enter new markets successfully and capitalize on growth opportunities;
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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation (“Bancshares”), is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank (the “Bank,” and together with Bancshares, the “Company”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of June 30, 2025, the Bank operated 283 full-service banking locations: 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 61 in the Dallas/Fort Worth area; 22 in the East Texas area; 31 in the Central Texas area including Austin and San Antonio; 45 in the West Texas area including Lubbock, Midland-Odessa, Abilene, Amarillo and Wichita Falls; 15 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $38.42 billion at June 30, 2025 compared with $39.57 billion at December 31, 2024. Total loans were $22.20 billion at June 30, 2025 compared with $22.15 billion at December 31, 2024, an increase of $48.2 million or 0.2%. Total deposits were $27.47 billion at June 30, 2025 compared with $28.38 billion at December 31, 2024, a decrease of $907.9 million or 3.2%. Total shareholders’ equity was $7.60 billion at June 30, 2025 compared with $7.44 billion at December 31, 2024, an increase of $161.2 million or 2.2%.

RECENT ACQUISITION

Merger of Lone Star State Bancshares, Inc. — Effective April 1, 2024, the Company completed the merger of Lone Star State Bancshares, Inc. (“Lone Star”) into Bancshares and the subsequent merger of its wholly owned subsidiary, Lone Star State Bank of West Texas (“Lone Star Bank”), into the Bank (collectively, the “Lone Star Merger”). Lone Star operated five full-service banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of March 31, 2024, Lone Star, on a consolidated basis, reported total assets of $1.38 billion, total loans of $1.08 billion and total deposits of $1.24 billion.

Pursuant to the terms of the definitive agreement, Bancshares issued 2,376,182 shares of its common stock plus approximately $64.1 million in cash for all outstanding shares of Lone Star. This resulted in goodwill of $106.7 million as of June 30, 2025, which reflected all final subsequent fair value adjustments. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $17.7 million of core deposit intangibles as of June 30, 2025. In October 2024, the Company completed the operational conversion of Lone Star Bank.

RECENT DEVELOPMENTS

Agreement to Acquire American Bank Holding Corporation — On July 18, 2025, Bancshares and American Bank Holding Corporation (“American”) jointly announced the signing of a definitive merger agreement (the “Merger Agreement”) whereby American, a Texas Corporation and bank holding company of American Bank, N.A. (“American Bank”), will merge with and into Bancshares and American Bank will merge with and into the Bank. American Bank operates 18 banking offices and 2 loan production offices in South and Central Texas including its main office in Corpus Christi, and banking offices in San Antonio, Austin, Victoria and the greater Corpus Christi area including Port Aransas and Rockport and a loan production office in Houston, Texas. As of March 31, 2025, American, on a consolidated basis, reported total assets of $2.52 billion, total loans of $1.75 billion and total deposits of $2.27 billion.

Under the terms of the Merger Agreement, Bancshares will issue 4,439,981 shares of its common stock for all outstanding shares of American common stock, subject to certain potential adjustments. Based on Bancshares’ closing price of $72.40 on July 16, 2025, the total consideration was valued at approximately $321.5 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of American. The transaction is expected to close during the fourth quarter of 2025 or the first quarter of 2026.

Enactment of the One Big Beautiful Bill Act — On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”), which included certain modifications to U.S. tax law, was enacted into law. The Company is currently evaluating the provisions of the OBBB Act but does not expect it to have a material impact on the Company’s Consolidated Financial Statements.

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

The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on expected losses on impaired loans and certain purchased credit deteriorated loans (“PCD”) loans; and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company. Management has established an allowance for credit losses which it believes is adequate to cover expected losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible.

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

RESULTS OF OPERATIONS

For the quarter ended June 30, 2025, net income available to common shareholders was $135.2 million compared with $111.6 million for the same period in 2024, an increase of $23.6 million or 21.1%. Net income per diluted common share was $1.42 for the quarter ended June 30, 2025 compared with $1.17 for the same period in 2024, an increase of 21.4%. The changes were primarily due to an increase in net interest income, a decrease in merger related provision and expenses and lower regulatory assessments and FDIC insurance, partially offset by a decrease in net gain on sale or write-up of securities. The Company posted annualized returns on average common equity of 7.13% and 6.10%, annualized returns on average assets of 1.41% and 1.12% and efficiency ratios of 44.80% and 51.82% for the quarters ended June 30, 2025 and 2024, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding net gains and losses on the sale, write down or write up of assets and securities) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale, write-up or write-down of assets and securities are not included. Additionally, taxes are not part of this calculation.

For the six months ended June 30, 2025, net income available to common shareholders was $265.4 million compared with $222.0 million for the six months ended June 30, 2024, an increase of $43.4 million or 19.5%. Net income per diluted common share was $2.79 for the six months ended June 30, 2025 compared with $2.34 for the six months ended June 30, 2024, an increase of 19.2%. The changes were primarily due to an increase in net interest income, lower merger related provision and expenses, and lower regulatory assessments and FDIC insurance, partially offset by a decrease on net gain on sale or write-up of securities. The Company posted annualized returns on average common equity of 7.03% and 6.15%, annualized returns on average assets of 1.37% and 1.13% and efficiency ratios of 45.26% and 50.49% for the six months ended June 30, 2025 and 2024, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended June 30, 2025

Net interest income before the provision for credit losses was $267.7 million for the quarter ended June 30, 2025, an increase of $8.9 million or 3.5% compared with $258.8 million for the same period in 2024. The change was primarily due to a decrease in the average balances and average rates on other borrowings and a decrease in the average rates on interest-bearing deposits, partially offset by a decrease in the average rates on loans, a decrease in the average balances on investment securities and a decrease in the average balances and average rates on federal funds sold and other earning assets.

Interest income on loans was $325.5 million for the quarter ended June 30, 2025, a decrease of $10.9 million or 3.3% compared with $336.4 million for the same period in 2024, primarily due to a decrease in the average rates on loans.

Interest income on securities was $57.8 million for the quarter ended June 30, 2025, a decrease of $4.6 million or 7.4% compared with $62.4 million for the same period in 2024, primarily due to a decrease in the average balances on investment securities.

Average interest-bearing liabilities were $21.03 billion for the quarter ended June 30, 2025, a decrease of $1.45 billion or 6.5% compared with $22.48 billion for the same period in 2024, primarily due to decreases in other borrowings and interest-earning deposits. The average rate on interest-bearing liabilities was 2.38% for the quarter ended June 30, 2025, a decrease of 38 basis points compared with 2.76% for the same period in 2024.

The net interest margin on a tax-equivalent basis was 3.18% for the quarter ended June 30, 2025, an increase of 24 basis points compared with 2.94% for the same period in 2024. The change was primarily due to a decrease in the average balances and average rates on other borrowings and a decrease in the average rates on interest-bearing deposits, partially offset by a decrease in the average rates on loans and a decrease in the average balances on investment securities.

For the Six Months Ended June 30, 2025

Net interest income before the provision for credit losses was $533.1 million for the six months ended June 30, 2025, an increase of $36.1 million or 7.3% compared with $497.0 million for the same period in 2024. The change was primarily due to a decrease in the average balances and average rates on other borrowings, a decrease in the average rates on interest-bearing deposits and an increase in the average balances on loans, partially offset by a decrease in the average balances on investment securities.

Interest income on loans was $644.5 million for the six months ended June 30, 2025, an increase of $1.9 million or 0.3% compared with $642.7 million for the same period in 2024.

Interest income on securities was $115.7 million for the six months ended June 30, 2025, a decrease of $13.1 million or 10.2% compared with $128.8 million for the same period in 2024, primarily due to a decrease in the average balances on investment securities.

Average interest-bearing liabilities were $21.34 billion for the six months ended June 30, 2025, a decrease of $948.8 million or 4.3% compared with $22.29 billion for the same period in 2024, primarily due to a decrease in other borrowings partially offset by an increase in interest-bearing deposits. The average rate on interest-bearing liabilities was 2.39% for the six months ended June 30, 2025, a decrease of 30 basis points compared with 2.69% for the same period in 2024.

The net interest margin on a tax-equivalent basis was 3.16% for the six months ended June 30, 2025, an increase of 29 basis points compared with 2.87% for the six months ended June 30, 2024. The change was primarily due to a decrease in the average balances and average rates on other borrowings, a decrease in the average rates on interest-bearing deposits, partially offset by a decrease in the average balances on investment securities.

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

	Three Months Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$9,813	$166	6.79%	$8,446	$149	7.10%
Loans held for investment	20,907,400	306,671	5.88%	21,328,824	319,362	6.02%
Loans held for investment - Warehouse Purchase Program	1,179,307	18,653	6.34%	917,026	16,917	7.42%
Total loans	22,096,520	325,490	5.91%	22,254,296	336,428	6.08%
Investment securities	10,867,856	57,836	2.13%	12,179,074	62,428	2.06%
Federal funds sold and other earning assets	841,933	9,438	4.50%	1,026,251	14,095	5.52%
Total interest-earning assets	33,806,309	392,764	4.66%	35,459,621	412,951	4.68%
Allowance for credit losses on loans	(348,310)			(332,904)
Noninterest-earning assets	4,933,215			4,822,131
Total assets	$38,391,214			$39,948,848

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,807,864	$8,859	0.74%	$4,839,194	$9,133	0.76%
Savings and money market deposits	8,944,897	45,796	2.05%	9,084,051	50,252	2.22%
Certificates and other time deposits	4,366,510	39,135	3.59%	4,400,922	46,739	4.27%
Other borrowings	2,717,583	30,101	4.44%	3,900,000	46,282	4.77%
Securities sold under repurchase agreements	194,577	1,151	2.37%	258,637	1,759	2.74%
Total interest-bearing liabilities	21,031,431	125,042	2.38%	22,482,804	154,165	2.76%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	9,508,845			9,780,211
Allowance for credit losses on off-balance sheet credit exposures	37,646			36,729
Other liabilities	227,002			327,847
Total liabilities	30,804,924			32,627,591
Shareholders' equity	7,586,290			7,321,257
Total liabilities and shareholders' equity	$38,391,214			$39,948,848

Net interest rate spread			2.28%			1.92%
Net interest income and margin (2) (3)		$267,722	3.18%		$258,786	2.94%
Net interest income and margin (tax equivalent) (4)		$268,296	3.18%		$259,586	2.94%

(1)
Annualized and based on average balances on an actual 365-day or 366-day basis for the three months ended June 30, 2025 and 2024.
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

	Six Months Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$8,698	$293	6.79%	$6,957	$241	6.97%
Loans held for investment	20,933,170	611,739	5.89%	20,872,069	612,034	5.90%
Loans held for investment - Warehouse Purchase Program	1,028,534	32,481	6.37%	818,838	30,381	7.46%
Total loans	21,970,402	644,513	5.92%	21,697,864	642,656	5.96%
Investment securities	10,942,215	115,722	2.13%	12,436,171	128,849	2.08%
Federal funds sold and other earning assets	1,140,915	25,334	4.48%	849,546	23,360	5.53%
Total interest-earning assets	34,053,532	785,569	4.65%	34,983,581	794,865	4.57%
Allowance for credit losses on loans	(349,506)			(332,306)
Noninterest-earning assets	4,967,987			4,790,888
Total assets	$38,672,013			$39,442,163

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$5,015,178	$17,878	0.72%	$4,991,390	$17,556	0.71%
Savings and money market deposits	8,975,919	91,441	2.05%	8,986,565	97,404	2.18%
Certificates and other time deposits	4,396,350	80,068	3.67%	4,042,369	83,856	4.17%
Other borrowings	2,746,961	60,593	4.45%	3,991,566	95,228	4.80%
Securities sold under repurchase agreements	206,197	2,485	2.43%	277,537	3,791	2.75%
Total interest-bearing liabilities	21,340,605	252,465	2.39%	22,289,427	297,835	2.69%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	9,506,704			9,611,730
Allowance for credit losses on off-balance sheet credit exposures	37,646			36,616
Other liabilities	240,789			283,139
Total liabilities	31,125,744			32,220,912
Shareholders' equity	7,546,269			7,221,251
Total liabilities and shareholders' equity	$38,672,013			$39,442,163

Net interest rate spread			2.26%			1.88%
Net interest income and margin (2) (3)		$533,104	3.16%		$497,030	2.86%
Net interest income and margin (tax equivalent) (4)		$534,265	3.16%		$498,638	2.87%

(1)
Annualized and based on average balances on an actual 365-day or 366-day basis for the six months ended June 30, 2025 and 2024.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 vs. 2024			2025 vs. 2024
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$24	$(7)	$17	$60	$(8)	$52
Loans held for investment (1)	(6,327)	(6,364)	(12,691)	1,787	(2,082)	(295)
Loans held for investment - Warehouse Purchase Program	4,852	(3,116)	1,736	7,759	(5,659)	2,100
Investment securities (1)	(6,740)	2,148	(4,592)	(15,436)	2,309	(13,127)
Federal funds sold and other earning assets	(2,538)	(2,119)	(4,657)	7,990	(6,016)	1,974
Total (decrease) increase in interest income	(10,729)	(9,458)	(20,187)	2,160	(11,456)	(9,296)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(59)	(215)	(274)	83	239	322
Savings and money market deposits	(772)	(3,684)	(4,456)	(115)	(5,848)	(5,963)
Certificates and other time deposits (1)	(366)	(7,238)	(7,604)	7,323	(11,111)	(3,788)
Other borrowings	(14,070)	(2,111)	(16,181)	(29,611)	(5,024)	(34,635)
Securities sold under repurchase agreements	(437)	(171)	(608)	(972)	(334)	(1,306)
Total (decrease) increase in interest expense	(15,704)	(13,419)	(29,123)	(23,292)	(22,078)	(45,370)
Increase in net interest income	$4,975	$3,961	$8,936	$25,452	$10,622	$36,074

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

There was no provision for credit losses for the three and six months ended June 30, 2025 compared to $9.1 million provision for credit losses for the three and six months ended June 30, 2024. As a result of the loans acquired in the Lone Star Merger, the second quarter of 2024 included a $7.9 million provision for credit losses on loans and a $1.2 million provision for credit losses on off-balance sheet credit exposures.

Net charge-offs were $3.0 million for the quarter ended June 30, 2025 compared with net charge-offs of $4.4 million for the quarter ended June 30, 2024. For the three months ended June 30, 2025, $2.1 million of reserves on resolved PCD loans without any related charge-offs was released to the general reserve.

Net charge-offs were $5.7 million for the six months ended June 30, 2025 compared with $6.5 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, $10.4 million of reserves on resolved PCD loans was released to the general reserve.

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

Noninterest income totaled $43.0 million for the three months ended June 30, 2025 compared with $46.0 million for the same period in 2024, a decrease of $3.0 million or 6.6%, primarily due to a decrease in net gain on sale or write-down of securities, partially offset by an increase in other noninterest income, increase in service charges on deposit accounts and a higher net gain on sale or write-down of assets. Noninterest income totaled $84.3 million for the six months ended June 30, 2025 compared with $84.9 million for the six months ended June 30, 2024, a decrease of $590 thousand or 0.7%.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Nonsufficient funds fees	$8,885	$8,153	$18,032	$16,441
Credit card, debit card and ATM card income	9,761	9,384	18,500	18,245
Service charges on deposit accounts	7,645	6,436	15,053	12,842
Trust income	3,859	3,601	7,460	7,757
Mortgage income	965	745	1,974	1,355
Brokerage income	1,225	1,186	2,487	2,421
Bank owned life insurance income	1,985	1,885	4,100	3,932
Net gain (loss) on sale or write-down of assets	1,414	(903)	1,179	(938)
Net gain on sale or write-up of securities	—	10,723	—	11,021
Other	7,243	4,793	15,498	11,797
Total noninterest income	$42,982	$46,003	$84,283	$84,873

Noninterest Expense

Noninterest expense totaled $138.6 million for the three months ended June 30, 2025 compared with $152.8 million for the same period in 2024, a decrease of $14.3 million or 9.3%, primarily due to decreases in regulatory assessments and FDIC insurance and decreases in merger related expenses, salaries and benefits and other noninterest expense, which were higher in the second quarter of 2024 due to the Lone Star Merger. Noninterest expense totaled $278.9 million for the six months ended June 30, 2025 compared with $288.7 million for the six months ended June 30, 2024, a decrease of $9.8 million or 3.4%, primarily due to decreases in regulatory assessment and FDIC insurance, merger related expenses and other noninterest expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Salaries and employee benefits (1)	$87,296	$89,584	$176,772	$175,355
Non-staff expenses:
Net occupancy and equipment	9,168	8,915	18,314	17,538
Credit and debit card, data processing and software amortization	12,056	11,998	23,478	22,973
Regulatory assessments and FDIC insurance	5,508	10,317	11,297	15,855
Core deposit intangibles amortization	3,610	4,156	7,251	7,393
Depreciation	4,779	4,836	9,553	9,522
Communications (2)	3,507	3,485	6,980	6,887
Net other real estate income (3)	(18)	100	92	149
Merger related expenses	—	4,381	—	4,381
Other	12,659	15,070	25,129	28,637
Total noninterest expense	$138,565	$152,842	$278,866	$288,690

(1)
Includes stock-based compensation expense of $3.0 million and $3.1 million for the three months ended June 30, 2025 and 2024, respectively, and $6.1 million and $6.5 million for the six months ended June 30, 2025 and 2024, respectively.
(2)
Communications expense includes telephone, data circuits, postage and courier expenses.
(3)
Net other real estate income is comprised of rental expense, rental income and gains and losses on sales of real estate.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of nondeductible expenses. Income tax expense totaled $37.0 million for the three months ended June 30, 2025 compared with $31.3 million for the same period in 2024, an increase of $5.7 million or 18.2%. Income tax expense totaled $73.1 million for the six months ended June 30, 2025 compared with $62.1 million for the same period in 2024, an increase of $11.0 million or 17.7%. The Company’s effective tax rate for the three months ended June 30, 2025 and 2024 was 21.5% and 21.9%, respectively. The Company’s effective tax rate for the six months ended June 30, 2025 and 2024 was 21.6% and 21.9%, respectively.

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

	June 30, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$6,004	$—	$—	$—	$6,004

Commercial and industrial	1,690,812	542,377	147,540	30,153	2,410,882
Warehouse purchase program	1,287,440	—	—	—	1,287,440
Real estate:
Construction, land development and other land loans	2,522,145	183,278	81,931	85,884	2,873,238
1-4 family residential (includes home equity)	7,572,762	193,293	621,199	6,929	8,394,183
Commercial real estate (includes multi-family residential)	4,383,050	394,550	834,587	215,458	5,827,645
Farmland	561,927	22,756	66,077	22,111	672,871
Agriculture	254,506	76,086	5,273	20,513	356,378
Consumer and other	350,116	11,382	7,229	20	368,747
Total loans held for investment	18,622,758	1,423,722	1,763,836	381,068	22,191,384
Total	$18,628,762	$1,423,722	$1,763,836	$381,068	$22,197,388

	December 31, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$10,690	$—	$—	$—	$10,690

Commercial and industrial	1,676,205	573,129	228,320	30,434	2,508,088
Warehouse purchase program	1,080,903	—	—	—	1,080,903
Real estate:
Construction, land development and other land loans	2,451,888	203,098	95,402	108,893	2,859,281
1-4 family residential (includes home equity)	7,588,289	204,846	676,339	7,425	8,476,899
Commercial real estate (includes multi-family residential)	4,255,559	368,320	942,962	234,144	5,800,985
Farmland	550,760	18,000	89,725	23,398	681,883
Agriculture	206,457	97,481	19,426	28,299	351,663
Consumer and other	359,186	9,980	9,610	41	378,817
Total loans held for investment	18,169,247	1,474,854	2,061,784	432,634	22,138,519
Total	$18,179,937	$1,474,854	$2,061,784	$432,634	$22,149,209

At June 30, 2025, total loans were $22.20 billion, an increase of $48.2 million or 0.2% compared with $22.15 billion at December 31, 2024. Loans at June 30, 2025 included $6.0 million of loans held for sale and $1.29 billion of Warehouse Purchase Program loans compared with $10.7 million of loans held for sale and $1.08 billion of Warehouse Purchase Program loans at December 31, 2024. At June 30, 2025, loans represented 57.8% of total assets compared with 56.0% of total assets at December 31, 2024.

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

Nonperforming assets increased $28.9 million to $110.5 million at June 30, 2025 compared with $81.5 million at December 31, 2024.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated:

	June 30, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$51,449	$20,886	$10,014	$19,682	$102,031
Accruing loans 90 or more days past due	244	332	—	—	576
Total nonperforming loans	51,693	21,218	10,014	19,682	102,607
Repossessed assets	—	—	6	—	6
Other real estate	6,615	44	910	305	7,874
Total nonperforming assets	$58,308	$21,262	$10,930	$19,987	$110,487

Nonperforming assets to total loans and other real estate	0.31%	1.49%	0.62%	5.24%	0.50%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.34%	1.49%	0.62%	5.24%	0.53%
Nonaccrual loans to total loans	0.28%	1.47%	0.57%	5.16%	0.46%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.30%	1.47%	0.57%	5.16%	0.49%

	December 31, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$46,280	$4,216	$7,138	$16,013	$73,647
Accruing loans 90 or more days past due	2,189	—	—	—	2,189
Total nonperforming loans	48,469	4,216	7,138	16,013	75,836
Repossessed assets	—	—	4	—	4
Other real estate	3,174	—	854	1,673	5,701
Total nonperforming assets	$51,643	$4,216	$7,996	$17,686	$81,541

Nonperforming assets to total loans and other real estate	0.28%	0.29%	0.39%	4.07%	0.37%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.30%	0.29%	0.39%	4.07%	0.39%
Nonaccrual loans to total loans	0.25%	0.29%	0.35%	3.70%	0.33%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.27%	0.29%	0.35%	3.70%	0.35%

(1)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

Nonperforming assets were 0.50% of total loans and other real estate at June 30, 2025 and 0.37% of total loans and other real estate at December 31, 2024. The allowance for credit losses on loans as a percentage of total nonperforming loans was 337.3% at June 30, 2025 and 463.9% at December 31, 2024.

Allowance for Credit Losses on Loans

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses on loans which it believes is adequate to cover expected losses in the Company’s loan portfolio as of June 30, 2025. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

	As of and for the Six Months Ended June 30, 2025
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$18,064,360	$3,906,042	$21,970,402
Gross loans outstanding at end of period	$18,628,762	$3,568,626	$22,197,388
Allowance for credit losses on loans at beginning of period	$227,238	$124,567	$351,805
Provision for credit losses	13,748	(13,748)	—
Charge-offs:
Commercial and industrial	(2,411)	(166)	(2,577)
Real estate and agriculture	(1,673)	(413)	(2,086)
Consumer and other	(3,286)	(216)	(3,502)
Recoveries:
Commercial and industrial	515	688	1,203
Real estate and agriculture	267	366	633
Consumer and other	551	57	608
Net (charge-offs) recoveries(1)	(6,037)	316	(5,721)
Allowance for credit losses on loans at end of period	$234,949	$111,135	$346,084
Ratio of allowance to end of period loans	1.26%	3.11%	1.56%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.35%	3.11%	1.66%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.07%	(0.02%)	0.05%
Ratio of allowance to end of period nonperforming loans	454.5%	218.3%	337.3%
Ratio of allowance to end of period nonaccrual loans	456.7%	219.7%	339.2%

	As of and for the Six Months Ended June 30, 2024
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$17,915,348	$3,782,516	$21,697,864
Gross loans outstanding at end of period	$18,081,719	$4,239,096	$22,320,815
Allowance for credit losses on loans at beginning of period	$222,413	$109,949	$332,362
Initial allowance on loans purchased with credit deterioration	—	26,078	26,078
Provision for credit losses	5,559	2,364	7,923
Charge-offs:
Commercial and industrial	(1,065)	(3,471)	(4,536)
Real estate and agriculture	(799)	(1,237)	(2,036)
Consumer and other	(2,863)	(283)	(3,146)
Recoveries:
Commercial and industrial	240	1,236	1,476
Real estate and agriculture	4	1,204	1,208
Consumer and other	441	82	523
Net (charge-offs) recoveries(1)	(4,042)	(2,469)	(6,511)
Allowance for credit losses on loans at end of period	$223,930	$135,922	$359,852
Ratio of allowance to end of period loans	1.24%	3.21%	1.61%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.32%	3.21%	1.69%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.05%	0.13%	0.06%
Ratio of allowance to end of period nonperforming loans	558.8%	306.0%	425.9%
Ratio of allowance to end of period nonaccrual loans	558.8%	308.2%	427.5%

(1)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $7.4 million during the six months ended June 30, 2025. Partially offsetting these charge-offs were recoveries on originated loans of $1.3 million. Gross charge-offs on acquired loans were $795 thousand during the six months ended June 30, 2025. Offsetting these charge-offs were recoveries on acquired loans of $1.1 million. Total charge-offs for the six months ended June 30, 2025 were $8.2 million, partially offset by total recoveries of $2.4 million.

The following table shows the allocation of the net charge-offs and net recoveries among various categories of loans as of the dates indicated.

	Six Months Ended June 30
	2025		2024
	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)
	(Dollars in thousands)
Balance of net (charge-offs) recoveries applicable to:
Commercial and industrial	$(1,374)	0.01%	$(3,060)	0.03%
Real estate:
Construction, land development and other land loans	159	(0.00%)	(107)	0.00%
1-4 family residential (including home equity)	(1,393)	0.01%	(882)	0.01%
Commercial real estate (including multi-family residential)	(233)	0.00%	398	0.00%
Agriculture (includes farmland)	14	(0.00%)	(237)	0.00%
Consumer and other	(2,894)	0.03%	(2,623)	0.02%
Total net (charge-offs) recoveries	$(5,721)	0.05%	$(6,511)	0.06%

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

	June 30, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$35,112	$18,593	$3,545	$5,006	$62,256	11.5%
Real estate	181,838	11,086	18,020	38,100	249,044	81.8%
Agriculture and agriculture real estate	10,416	2,003	653	13,776	26,848	4.9%
Consumer and other	7,583	240	109	4	7,936	1.8%
Total allowance for credit losses on loans	$234,949	$31,922	$22,327	$56,886	$346,084	100.0%

	December 31, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$34,528	$18,003	$5,159	$7,810	$65,500	11.9%
Real estate	176,668	11,676	18,514	44,008	250,866	81.4%
Agriculture and agriculture real estate	8,646	2,385	1,143	15,519	27,693	4.9%
Consumer and other	7,396	199	137	14	7,746	1.8%
Total allowance for credit losses on loans	$227,238	$32,263	$24,953	$67,351	$351,805	100.0%

(1)
Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

The allowance for credit losses on loans totaled $346.1 million at June 30, 2025 compared with $351.8 million at December 31, 2024, a decrease of $5.7 million or 1.6%. The allowance for credit losses on loans totaled 1.56% of total loans at June 30, 2025 and 1.59% of total loans at December 31, 2024.

At June 30, 2025, $234.9 million of the allowance for credit losses on loans was attributable to originated loans, an increase of $7.7 million or 3.4% compared with $227.2 million of the allowance at December 31, 2024. At June 30, 2025, $31.9 million of the allowance for credit losses on loans was attributable to re-underwritten acquired loans compared with $32.3 million of the allowance at December 31, 2024, a decrease of $341 thousand or 1.1%. At June 30, 2025, $22.3 million of the allowance for credit losses on loans was attributable to Non-PCD loans compared with $25.0 million of the allowance at December 31, 2024, a decrease of $2.6 million or 10.5%. At June 30, 2025, $56.9 million of the allowance for credit losses on loans was attributable to PCD loans compared with $67.4 million of the allowance at December 31, 2024, a decrease of $10.5 million or 15.5%.

At June 30, 2025, the Company had $28.8 million of total outstanding accretable discounts on Non-PCD loans and PCD loans. The Company believes that the allowance for credit losses on loans at June 30, 2025 is adequate to cover expected losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at June 30, 2025.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancelable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of June 30, 2025 and December 31, 2024, the Company had $37.6 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

The following table represents a rollforward of the allowance for credit losses on off-balance sheet credit exposures as of the dates indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$37,646	$36,503	$37,646	$36,503
Provision for credit losses on off-balance sheet credit exposures	—	1,143	—	1,143
Balance at end of period	$37,646	$37,646	$37,646	$37,646

Securities

The carrying cost of securities totaled $10.61 billion at June 30, 2025 compared with $11.09 billion at December 31, 2024, a decrease of $486.3 million or 4.4%. At June 30, 2025, securities represented 27.6% of total assets compared with 28.0% of total assets at December 31, 2024.

The amortized cost and fair value of investment securities were as follows:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$13,650	$2,903	$—	$16,553
Collateralized mortgage obligations	222,874	—	(3,789)	219,085
Mortgage-backed securities	107,241	59	(830)	106,470
Total	$343,765	$2,962	$(4,619)	$342,108
Held to Maturity
U.S. Government agencies	$5,946	$—	$(16)	$5,930
States and political subdivisions	80,190	219	(2,142)	78,267
Corporate debt securities	12,000	—	(2,520)	9,480
Collateralized mortgage obligations	228,852	88	(16,247)	212,693
Mortgage-backed securities	9,939,008	4,705	(1,094,059)	8,849,654
Total	$10,265,996	$5,012	$(1,114,984)	$9,156,024

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$14,350	$2,035	$(60)	$16,325
Collateralized mortgage obligations	216,142	81	(3,233)	212,990
Mortgage-backed securities	108,524	41	(920)	107,645
Total	$339,016	$2,157	$(4,213)	$336,960
Held to Maturity
U.S. Government agencies	$5,861	$—	$(44)	$5,817
States and political subdivisions	98,125	220	(2,510)	95,835
Corporate debt securities	12,000	—	(3,840)	8,160
Collateralized mortgage obligations	232,345	—	(24,128)	208,217
Mortgage-backed securities	10,409,133	380	(1,345,063)	9,064,450
Total	$10,757,464	$600	$(1,375,585)	$9,382,479

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

As of June 30, 2025, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2025, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Fannie Mae or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae-issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae- and Freddie Mac-issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of June 30, 2025 the Company’s municipal securities represent 0.8% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of June 30, 2025, management believes that there is no potential for material credit losses on held to maturity securities.

Deposits

Total deposits were $27.47 billion at June 30, 2025 compared with $28.38 billion at December 31, 2024, a decrease of $907.9 million or 3.2%. Total noninterest-bearing deposits were $9.43 billion at June 30, 2025 compared with $9.80 billion at December 31, 2024, a decrease of $371.8 million or 3.8%. Interest-bearing deposits were $18.05 billion at June 30, 2025 compared with $18.58 billion at December 31, 2024, a decrease of $536.1 million or 2.9%.

Average deposits for the six months ended June 30, 2025 were $27.89 billion, an increase of $262.1 million or 0.9% compared with $27.63 billion for the six months ended June 30, 2024. The ratio of average interest-bearing deposits to total average deposits was 65.9% and 65.2% during the first six months of 2025 and 2024, respectively.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Six Months Ended June 30,
	2025		2024
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$5,015,178	0.72%	$4,991,390	0.71%
Regular savings	2,672,948	0.71%	2,817,928	0.71%
Money market savings	6,302,971	2.63%	6,168,637	2.85%
Certificates, IRAs and other time deposits	4,396,350	3.67%	4,042,369	4.17%
Total interest-bearing deposits	18,387,447	2.08%	18,020,324	2.22%
Noninterest-bearing demand deposits	9,506,704		9,611,730
Total deposits	$27,894,151	1.37%	$27,632,054	1.45%

(1)
Annualized and based on average balances on an actual 365-day or 366-day basis for the six months ended June 30, 2025 and 2024.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
FHLB advances	$2,900,000	$3,200,000
Securities sold under repurchase agreements	183,572	221,913
Total	$3,083,572	$3,421,913

FHLB advances and long-term notes payable— The Company has an available line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2025, the Company had total borrowing capacity of $7.60 billion under this line. FHLB advances of $2.90 billion were outstanding at June 30, 2025, with a weighted average interest rate of 4.41%. At June 30, 2025, the Company had no FHLB long-term notes payable balance outstanding.

Securities sold under repurchase agreements— At June 30, 2025, the Company had $183.6 million in securities sold under repurchase agreements with banking customers compared with $221.9 million at December 31, 2024, a decrease of $38.3 million or 17.3%. Repurchase agreements are generally settled on the following business day; however, approximately $375 thousand of the repurchase agreements outstanding at June 30, 2025 have a maturity term of 24 months. All securities sold under repurchase agreements are collateralized by certain pledged securities.

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

As of June 30, 2025, the Company had outstanding $3.71 billion in commitments to extend credit, $76.0 million in commitments associated with outstanding standby letters of credit and $831.6 million in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2025, the Company had cash and cash equivalents of $1.31 billion compared with $1.97 billion at December 31, 2024, a decrease of $667.3 million or 33.8%. The decrease was primarily due to a net decrease in deposits of $907.9 million, net repayments from other short-term borrowings of $300.0 million, cash dividend payments of $110.5 million and net increase in loans of $58.7 million, partially offset by net proceeds from maturities, sales and principal paydowns of investment securities of $476.8 million and net cash provided by operating activities of $276.3 million.

Share Repurchases

On January 21, 2025, Bancshares announced a stock repurchase program under which it could repurchase up to 5%, or approximately 4.8 million shares, of its outstanding common stock over a one-year period expiring on January 21, 2026, at the discretion of management. Under the stock repurchase program, Bancshares may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. No share repurchases were made during the three and six months ended June 30, 2025.

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of June 30, 2025 are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB Advances as of June 30, 2025 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
FHLB advances	$2,900,000	$—	$—	$—	$2,900,000

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company has one sublease arrangement. Sublease income was $750 thousand and $828 thousand for the three months ended June 30, 2025 and 2024 and $1.6 million and $1.7 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, operating lease ROU assets and lease liabilities were approximately $29.8 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of June 30, 2025, the weighted average of remaining lease terms of the Company’s operating leases was 5.8 years. The weighted average discount rate used to determine the lease liabilities as of June 30, 2025 for the Company’s operating leases was 3.1%. Cash paid for the Company’s operating leases was $2.9 million for the three months ended June 30, 2025 and 2024, respectively, and $5.9 million and $5.8 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, the Company obtained $690 thousand in ROU assets in exchange for lease liabilities for two operating leases.

The Company’s future undiscounted cash payments associated with its operating leases as of June 30, 2025 are summarized below (dollars in thousands).

Remaining 2025	$5,258
2026	9,507
2027	6,505
2028	3,529
2029	2,179
2030	1,715
Thereafter	8,826
Total undiscounted lease payments	$37,519

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of June 30, 2025 are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$55,305	$19,255	$1,338	$76	$75,974
Unused capacity on Warehouse Purchase Program loans	831,559	—	—	—	831,559
Commitments to extend credit	1,531,374	943,135	96,860	1,140,935	3,712,304
Total	$2,418,238	$962,390	$98,198	$1,141,011	$4,619,837

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through an entry to provision for credit losses on the Company’s consolidated statement of income. At June 30, 2025 and December 31, 2024, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million.

Capital Resources

Total shareholders’ equity was $7.60 billion at June 30, 2025 compared with $7.44 billion at December 31, 2024, an increase of $161.2 million or 2.2%. The increase was primarily the result of net income of $265.4 million, partially offset by dividend payments of $110.5 million.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of June 30, 2025, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of June 30, 2025:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of June 30, 2025
The Company
CET1 capital (to risk-weighted assets)	4.50%		7.00%	N/A	17.10%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	N/A	17.10%
Total capital (to risk-weighted assets)	8.00%		10.50%	N/A	18.35%
Tier 1 capital (to average assets) (leverage)	4.00%	(1)	4.00%	N/A	11.62%

The Bank
CET1 capital (to risk-weighted assets)	4.50%		7.00%	6.50%	16.10%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	8.00%	16.10%
Total capital (to risk-weighted assets)	8.00%		10.50%	10.00%	17.35%
Tier 1 capital (to average assets) (leverage)	4.00%	(2)	4.00%	5.00%	10.94%

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None.

b. None.

c. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” in Item 2 of Part I of this report for information regarding Bancshares’ stock repurchase program. No repurchases of Bancshares’ common stock were made during the second quarter of 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

c. Insider Trading Arrangements and Policies.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) with respect to Bancshares common stock.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019 (File No. 001-35388))

4.1	Form of certificate representing shares of Bancshares common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (formatted as Inline XBRL and contained in Exhibits 101)

* Filed with this Quarterly Report on Form 10-Q.

** Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 8/7/2025	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 8/7/2025	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer