Form 10-Q
period 2025-09-30
PROSPERITY BANCSHARES INC
filed 2025-11-07
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

As of November 3, 2025, there were 94,991,832 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$1,766,115	$1,972,175
Federal funds sold	210	292
Total cash and cash equivalents	1,766,325	1,972,467
Available for sale securities, at fair value	332,369	336,960
Held to maturity securities, at cost (fair value of $8,981,672 and $9,382,479, respectively)	9,900,093	10,757,464
Total securities	10,232,462	11,094,424
Loans held for sale	11,297	10,690
Loans held for investment	20,738,294	21,057,616
Loans held for investment - Warehouse Purchase Program	1,278,178	1,080,903
Total loans	22,027,769	22,149,209
Less: allowance for credit losses on loans	(339,626)	(351,805)
Loans, net	21,688,143	21,797,404
Accrued interest receivable	101,381	104,367
Goodwill	3,503,127	3,503,129
Core deposit intangibles, net	55,194	66,047
Bank premises and equipment, net	378,776	371,238
Other real estate owned	13,750	5,701
Bank owned life insurance (BOLI)	391,149	386,247
Federal Home Loan Bank of Dallas stock	105,400	138,200
Other assets	94,762	127,514
TOTAL ASSETS	$38,330,469	$39,566,738
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$9,522,028	$9,798,438
Interest-bearing	18,260,066	18,582,900
Total deposits	27,782,094	28,381,338
Other borrowings	2,400,000	3,200,000
Securities sold under repurchase agreements	185,797	221,913
Accrued interest payable	32,639	41,910
Allowance for credit losses on off-balance sheet credit exposures	37,646	37,646
Other liabilities	227,355	245,436
Total liabilities	30,665,531	32,128,243
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 94,993,082 issued and outstanding at September 30, 2025; 95,275,279 shares issued and outstanding at December 31, 2024	94,993	95,276
Capital surplus	3,785,967	3,796,622
Retained earnings	3,785,548	3,548,221
Accumulated other comprehensive loss —net unrealized loss on available for sale securities, net of tax benefit of $(417) and $(432), respectively	(1,570)	(1,624)
Total shareholders’ equity	7,664,938	7,438,495
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,330,469	$39,566,738

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$329,445	$337,451	$973,958	$980,107
Securities	58,207	59,617	173,929	188,466
Federal funds sold and other earning assets	10,455	20,835	35,789	44,195
Total interest income	398,107	417,903	1,183,676	1,212,768
INTEREST EXPENSE:
Deposits	95,965	107,758	285,352	306,574
Other borrowings	27,613	46,792	88,206	142,020
Securities sold under repurchase agreements	1,094	1,662	3,579	5,453
Total interest expense	124,672	156,212	377,137	454,047
NET INTEREST INCOME	273,435	261,691	806,539	758,721
PROVISION FOR CREDIT LOSSES	—	—	—	9,066
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	273,435	261,691	806,539	749,655
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	9,805	9,016	27,837	25,457
Credit card, debit card and ATM card income	9,446	9,620	27,946	27,865
Service charges on deposit accounts	7,317	6,664	22,370	19,506
Trust income	3,526	3,479	10,986	11,236
Mortgage income	931	962	2,905	2,317
Brokerage income	1,328	1,258	3,815	3,679
Net gain on sale or write-down of assets	3	3,178	1,182	2,240
Net gain on sale or write-up of securities	—	224	—	11,245
Other	8,882	6,698	28,480	22,427
Total noninterest income	41,238	41,099	125,521	125,972
NONINTEREST EXPENSE:
Salaries and employee benefits	87,949	88,367	264,721	263,722
Net occupancy and equipment	9,395	9,291	27,709	26,829
Credit and debit card, data processing and software amortization	12,515	11,985	35,993	34,958
Regulatory assessments and FDIC insurance	5,198	5,726	16,495	21,581
Core deposit intangibles amortization	3,602	4,146	10,853	11,539
Depreciation	4,966	4,741	14,519	14,263
Communications	3,480	3,360	10,460	10,247
Net other real estate income	233	(85)	325	64
Merger related expenses	62	63	62	4,444
Other	11,235	12,744	36,364	41,381
Total noninterest expense	138,635	140,338	417,501	429,028
INCOME BEFORE INCOME TAXES	176,038	162,452	514,559	446,599
PROVISION FOR INCOME TAXES	38,482	35,170	111,623	97,289
NET INCOME	$137,556	$127,282	$402,936	$349,310
EARNINGS PER SHARE:
Basic	$1.45	$1.34	$4.23	$3.68
Diluted	$1.45	$1.34	$4.23	$3.68

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net income	$137,556	$127,282	$402,936	$349,310
Other comprehensive (loss) income, before tax:
Securities available for sale:
Change in unrealized (loss) gain during the period	(330)	938	69	700
Total other comprehensive (loss) income	(330)	938	69	700
Deferred tax benefit (expense) related to other comprehensive (loss) income	69	(197)	(15)	(147)
Other comprehensive (loss) income, net of tax	(261)	741	54	553
Comprehensive income	$137,295	$128,023	$402,990	$349,863

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT JUNE 30, 2025	95,276,800	$95,277	$3,802,680	$3,703,088	$(1,309)	$7,599,736
Net income				137,556		137,556
Other comprehensive loss					(261)	(261)
Common stock issued in connection with the granting of restricted stock awards, net	15,600	16	(16)			—
Common stock repurchase	(299,318)	(300)	(19,650)			(19,950)
Stock based compensation expense			2,953			2,953
Cash dividends declared, $0.58 per share				(55,096)		(55,096)
BALANCE AT SEPTEMBER 30, 2025	94,993,082	$94,993	$3,785,967	$3,785,548	$(1,570)	$7,664,938

Nine Months Ended
BALANCE AT DECEMBER 31, 2024	95,275,279	$95,276	$3,796,622	$3,548,221	$(1,624)	$7,438,495
Net income				402,936		402,936
Other comprehensive income					54	54
Common stock issued in connection with the granting of restricted stock awards, net	17,121	17	(17)			—
Common stock repurchase	(299,318)	(300)	(19,650)			(19,950)
Stock based compensation expense			9,012			9,012
Cash dividends declared, $1.74 per share				(165,609)		(165,609)
BALANCE AT SEPTEMBER 30, 2025	94,993,082	$94,993	$3,785,967	$3,785,548	$(1,570)	$7,664,938

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT JUNE 30, 2024	95,262,416	$95,263	$3,790,305	$3,399,462	$(1,586)	$7,283,444
Net income				127,282		127,282
Other comprehensive income					741	741
Common stock issued in connection with the issuance (forfeiture) of restricted stock awards, net	(1,750)	(2)	2			—
Stock based compensation expense			3,128			3,128
Cash dividends declared, $0.56 per share				(53,346)		(53,346)
BALANCE AT SEPTEMBER 30, 2024	95,260,666	$95,261	$3,793,435	$3,473,398	$(845)	$7,361,249

Nine Months Ended
BALANCE AT DECEMBER 31, 2023	93,722,383	$93,723	$3,703,795	$3,283,210	$(1,398)	$7,079,330
Net income				349,310		349,310
Other comprehensive income					553	553
Common stock issued in connection with the issuance of restricted stock awards, net	400,350	400	(400)			—
Common stock issued in connection with the acquisition of Lone Star State Bancshares, Inc.	2,376,143	2,376	153,927			156,303
Common stock repurchase	(1,238,210)	(1,238)	(73,528)			(74,766)
Stock based compensation expense			9,641			9,641
Cash dividends declared, $1.68 per share				(159,122)		(159,122)
BALANCE AT SEPTEMBER 30, 2024	95,260,666	$95,261	$3,793,435	$3,473,398	$(845)	$7,361,249

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2025	2024
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$402,936	$349,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	25,372	25,802
Provision for credit losses	—	9,066
Net amortization of premium on investments	12,830	17,227
Net gain on sale of investment securities	—	(11,245)
Net gain on sale of other real estate and repossessed assets	(333)	(204)
Net gain on sale or write down of premises and equipment	(1,182)	(2,240)
Net accretion of discount on loans	(9,271)	(13,879)
Net amortization of premium on deposits	(12)	(133)
Net gain on sale of loans	(2,905)	(2,321)
Proceeds from sale of loans held for sale	115,027	103,950
Originations of loans held for sale	(114,366)	(102,087)
Stock based compensation expense	9,012	9,641
Decrease in accrued interest receivable and other assets	67,405	25,151
(Decrease) increase in accrued interest payable and other liabilities	(33,342)	270,500
Net cash provided by operating activities	471,171	678,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, sales and principal paydowns of held to maturity securities	1,146,197	1,411,488
Purchase of held to maturity securities	(305,754)	(41,999)
Proceeds from maturities, sales and principal paydowns of available for sale securities	18,030,623	18,706,454
Purchase of available for sale securities	(18,021,868)	(18,538,380)
Originations of Warehouse Purchase Program loans	(11,905,149)	(10,910,602)
Proceeds from pay-offs of Warehouse Purchase Program loans	11,707,874	10,504,141
Net decrease in loans held for investment	302,677	251,557
Purchase of bank premises and equipment	(22,640)	(16,317)
Proceeds from sale of bank premises, equipment and other real estate	9,315	7,227
Proceeds from insurance claims	2,319	1,423
Net cash provided by the purchase of Lone Star State Bancshares, Inc.	—	169,855
Net cash provided by investing activities	943,594	1,544,847

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(276,410)	(370,954)
Net (decrease) increase in interest-bearing deposits	(322,822)	38,496
Net (repayments) proceeds from other short-term borrowings	(800,000)	175,000
Net decrease in securities sold under repurchase agreements	(36,116)	(80,381)
Repurchase of common stock	(19,950)	(74,766)
Payments of cash dividends	(165,609)	(159,122)
Net cash used in financing activities	(1,620,907)	(471,727)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(206,142)	1,751,658
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,972,467	458,413
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,766,325	$2,210,071

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$14,858	$7,031

SUPPLEMENTAL INFORMATION:
Income taxes paid	$194,904	$28,397
Interest paid	386,408	314,637

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the nine-month period ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other period.

The Company’s banking operations are considered by management to be aggregated in one reportable operating segment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280. The Chief Executive Officer is designated as the Company’s chief operating decision maker (“CODM”), who evaluates banking operations and decides how to allocate resources based on consolidated net income that is also reported on the Company’s consolidated statement of income. Consolidated net income is used to monitor the Company’s revenue streams, significant expenses and to compare budget to actual results in assessing performance of the Company’s banking operations. Interest expense, provision for credit losses and salaries and employee benefits are considered significant segment expenses and are listed on the accompanying consolidated statements of income. As the Company’s operations consist of one reportable operating segment, the segment assets are reflected on the accompanying consolidated balance sheets as “total assets.”

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$137,556		$127,282		$402,936		$349,310
Basic:
Weighted average shares outstanding	95,093	$1.45	95,261	$1.34	95,211	$4.23	94,912	$3.68
Diluted:
Weighted average shares outstanding	95,093	$1.45	95,261	$1.34	95,211	$4.23	94,912	$3.68

There were no stock options outstanding at September 30, 2025, or exercisable during the three and nine months ended September 30, 2025, or 2024 that would have had an anti-dilutive effect on the above computation.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes the accounting for internal-use software costs. Under this ASU, software development costs are capitalized when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim reporting periods, with early adoption permitted. The Company does not expect the adoption of ASU 2025-06 to have a significant impact on its financial statements.

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

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For public business entities the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its financial statements.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,935	$1,725	$—	$9,660
Collateralized mortgage obligations	220,188	—	(2,999)	217,189
Mortgage-backed securities	106,233	88	(801)	105,520
Total	$334,356	$1,813	$(3,800)	$332,369
Held to Maturity
U.S. Government agencies	$5,989	$4	$(1)	$5,992
States and political subdivisions	70,375	390	(1,430)	69,335
Corporate debt securities	12,000	—	(2,160)	9,840
Collateralized mortgage obligations	231,085	835	(12,483)	219,437
Mortgage-backed securities	9,580,644	8,479	(912,055)	8,677,068
Total	$9,900,093	$9,708	$(928,129)	$8,981,672

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$14,350	$2,035	$(60)	$16,325
Collateralized mortgage obligations	216,142	81	(3,233)	212,990
Mortgage-backed securities	108,524	41	(920)	107,645
Total	$339,016	$2,157	$(4,213)	$336,960
Held to Maturity
U.S. Government agencies	$5,861	$—	$(44)	$5,817
States and political subdivisions	98,125	220	(2,510)	95,835
Corporate debt securities	12,000	—	(3,840)	8,160
Collateralized mortgage obligations	232,345	—	(24,128)	208,217
Mortgage-backed securities	10,409,133	380	(1,345,063)	9,064,450
Total	$10,757,464	$600	$(1,375,585)	$9,382,479

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

As of September 30, 2025, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2025, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae-issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae- and Freddie Mac-issued securities are fully guaranteed by those respective United States government-sponsored agencies and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of September 30, 2025, the Company’s municipal securities represent 0.7% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of September 30, 2025, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	September 30, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$65,479	$(395)	$147,510	$(2,604)	$212,989	$(2,999)
Mortgage-backed securities	9,421	(62)	89,917	(739)	99,338	(801)
Total	$74,900	$(457)	$237,427	$(3,343)	$312,327	$(3,800)
Held to Maturity
U.S. Government agencies	$—	$—	$1,972	$(1)	$1,972	$(1)
States and political subdivisions	—	—	23,522	(1,430)	23,522	(1,430)
Corporate debt securities	—	—	9,840	(2,160)	9,840	(2,160)
Collateralized mortgage obligations	566	(5)	171,256	(12,478)	171,822	(12,483)
Mortgage-backed securities	4,778	(45)	8,101,183	(912,010)	8,105,961	(912,055)
Total	$5,344	$(50)	$8,307,773	$(928,079)	$8,313,117	$(928,129)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

At September 30, 2025, and December 31, 2024, there were 756 securities and 949 securities, respectively, in an unrealized loss position for 12 months or more.

The table below summarizes the amortized cost and fair value of investment securities at September 30, 2025, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$16,568	$16,593	$—	$—
Due after one year through five years	41,525	41,589	—	—
Due after five years through ten years	30,271	26,985	7,935	9,660
Due after ten years	—	—	—	—
Subtotal	88,364	85,167	7,935	9,660
Mortgage-backed securities and collateralized mortgage obligations	9,811,729	8,896,505	326,421	322,709
Total	$9,900,093	$8,981,672	$334,356	$332,369

At September 30, 2025, and December 31, 2024, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $7.51 billion and $10.26 billion and a fair value of $6.78 billion and $8.91 billion at September 30, 2025, and December 31, 2024, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

The Company recorded no gain or loss on the sale of investment securities for the three and nine months ended September 30, 2025. The Company recorded no gain or loss on the sale of investment securities for the three months ended September 30, 2024, and a $9.4 million net loss on the sale of investment securities for the nine months ended September 30, 2024. As of September 30, 2025, the Company did not own any non-agency collateralized mortgage obligations.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

A common stock. In the exchange, the Bank received 48,492 shares of Class B-2 stock, recorded at zero cost basis, and 19,245 shares of Class C common stock and has subsequently sold all shares of Class C stock.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Residential mortgage loans held for sale	$11,297	$10,690

Commercial and industrial	2,391,119	2,508,088
Real estate:
Construction, land development and other land loans	2,865,280	2,859,281
1-4 family residential (includes home equity)	8,299,342	8,476,899
Commercial real estate (includes multi-family residential)	5,796,937	5,800,985
Farmland	664,039	681,883
Agriculture	355,550	351,663
Consumer and other	366,027	378,817
Total loans held for investment, excluding Warehouse Purchase Program	20,738,294	21,057,616
Warehouse Purchase Program	1,278,178	1,080,903
Total loans, including Warehouse Purchase Program	$22,027,769	$22,149,209

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans made up 81.7% and 81.3% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at September 30, 2025, and December 31, 2024, respectively. As of September 30, 2025, and December 31, 2024, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of September 30, 2025, and December 31, 2024, loans outstanding to directors, officers and their affiliates totaled $100 thousand and $266 thousand, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the nine months ended September 30, 2025	As of and for the year ended December 31, 2024
	(Dollars in thousands)
Beginning balance on January 1	$266	$292
New loans	7	5
Repayments	(173)	(31)
Ending balance	$100	$266

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

SEPTEMBER 30, 2025

(UNAUDITED)

With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made, together with an appraisal for loans collateralized by real estate, to determine the need, if any, for possible write-downs or appropriate additions to the allowance for credit losses.

An aging analysis of past due loans, segregated by category of loan, is presented below:

	September 30, 2025
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$11,658	$—	$11,658	$151	$2,853,471	$2,865,280
Warehouse Purchase Program loans	—	—	—	—	1,278,178	1,278,178
Agriculture and agriculture real estate (includes farmland)	1,604	—	1,604	17,079	1,000,906	1,019,589
1-4 family (includes home equity) (1)	45,737	248	45,985	49,832	8,214,822	8,310,639
Commercial real estate (includes multi-family residential)	5,894	—	5,894	5,314	5,785,729	5,796,937
Commercial and industrial	6,572	—	6,572	32,133	2,352,414	2,391,119
Consumer and other	210	20	230	1,020	364,777	366,027
Total	$71,675	$268	$71,943	$105,529	$21,850,297	$22,027,769

	December 31, 2024
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$21,464	$267	$21,731	$2,079	$2,835,471	$2,859,281
Warehouse Purchase Program loans	—	—	—	—	1,080,903	1,080,903
Agriculture and agriculture real estate (includes farmland)	4,554	575	5,129	2,634	1,025,783	1,033,546
1-4 family (includes home equity) (1)	49,391	—	49,391	42,048	8,396,150	8,487,589
Commercial real estate (includes multi-family residential)	15,692	—	15,692	18,455	5,766,838	5,800,985
Commercial and industrial	26,852	1,347	28,199	8,348	2,471,541	2,508,088
Consumer and other	478	—	478	83	378,256	378,817
Total	$118,431	$2,189	$120,620	$73,647	$21,954,942	$22,149,209

(1)
Includes $11.3 million and $10.7 million of residential mortgage loans held for sale at September 30, 2025, and December 31, 2024, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Nonaccrual loans (1)	$105,529	$73,647
Accruing loans 90 or more days past due	268	2,189
Total nonperforming loans	105,797	75,836
Repossessed assets	16	4
Other real estate	13,750	5,701
Total nonperforming assets	$119,563	$81,541

Nonperforming assets to total loans and other real estate	0.54%	0.37%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.58%	0.39%
Nonaccrual loans to total loans	0.48%	0.33%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.51%	0.35%

(1)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $119.6 million in nonperforming assets at September 30, 2025, compared with $81.5 million at December 31, 2024. Nonperforming assets were 0.54% of total loans and other real estate at September 30, 2025, and 0.37% of total loans and other real estate at December 31, 2024. The Company had $105.5 million in nonaccrual loans at September 30, 2025, compared with $73.6 million at December 31, 2024.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

PCD Loans. The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2025, and December 31, 2024.

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
PCD loans:
Outstanding balance	$350,644	$440,024
Discount	(5,472)	(7,390)
Recorded investment	$345,172	$432,634

Changes in the accretable yield for acquired PCD loans for the three and nine months ended September 30, 2025, and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$6,075	$9,507	$7,390	$7,914
Additions	—	—	—	4,558
Accretion recoveries (charge-offs)	10	(21)	10	(44)
Accretion	(613)	(1,212)	(1,928)	(4,154)
Balance at September 30,	$5,472	$8,274	$5,472	$8,274

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired. The PCD discount reflected above as of September 30, 2025, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2025, and December 31, 2024.

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$1,609,115	$2,089,629
Discount	(20,406)	(27,845)
Recorded investment	$1,588,709	$2,061,784

Changes in the discount accretion for Non-PCD loans for the three and nine months ended September 30, 2025, and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$22,766	$34,250	$27,845	$19,992
Additions	—	—	—	20,378
Accretion charge-offs	(118)	(22)	(96)	(33)
Accretion	(2,242)	(3,616)	(7,343)	(9,725)
Balance at September 30,	$20,406	$30,612	$20,406	$30,612

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The following tables present loans by risk grade, by category of loan and year of origination/renewal at September 30, 2025.

	Term Loans
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	488	—	—	12	—	—	500
Grade 3	589,779	459,421	298,232	312,702	149,865	53,801	116,613	8,974	1,989,387
Grade 4	58,453	117,445	230,542	252,189	69,034	17,181	46,564	—	791,408
Grade 5	129	—	13	—	342	5,105	869	—	6,458
Grade 6	7,110	521	—	—	143	451	—	—	8,225
Grade 7	—	—	—	79	—	8	—	—	87
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	11,713	11,398	7,205	22,007	5,194	3,115	8,583	—	69,215
Total	$667,184	$588,785	$536,480	$586,977	$224,578	$79,673	$172,629	$8,974	$2,865,280

Current-period gross write-offs	$—	$82	$92	$—	$73	$—	$—	$—	$247

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$3,398	$537	$232	$6	$2	$—	$9,439	$—	$13,614
Grade 2	—	—	6	45	—	536	—	—	587
Grade 3	112,360	93,723	65,661	154,868	77,795	106,524	158,894	—	769,825
Grade 4	46,947	30,227	13,992	26,236	25,918	14,788	40,170	—	198,278
Grade 5	1,158	1,700	44	232	568	1,314	—	—	5,016
Grade 6	—	6	—	—	—	157	—	—	163
Grade 7	—	1,398	—	1,513	—	428	250	—	3,589
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	352	13,833	17	2,319	1,395	5,066	5,535	—	28,517
Total	$164,215	$141,424	$79,952	$185,219	$105,678	$128,813	$214,288	$—	$1,019,589

Current-period gross write-offs	$—	$29	$5	$—	$8	$5	$—	$—	$47

1-4 Family (includes Home Equity) (1)
Grade 1	$—	$—	$69	$135	$—	$106	$—	$—	$310
Grade 2	—	—	501	315	137	1,875	—	—	2,828
Grade 3	343,512	536,660	1,501,860	2,049,649	1,753,079	1,792,583	93,287	5,611	8,076,241
Grade 4	14,681	10,799	17,914	20,904	26,707	63,043	5,360	341	159,749
Grade 5	131	3,520	1,191	2,209	2,545	1,767	76	—	11,439
Grade 6	—	558	478	492	198	2,613	—	—	4,339
Grade 7	—	394	5,319	16,875	8,316	18,644	—	95	49,643
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	47	29	1,124	2,789	278	1,823	—	—	6,090
Total	$358,371	$551,960	$1,528,456	$2,093,368	$1,791,260	$1,882,454	$98,723	$6,047	$8,310,639

Current-period gross write-offs	$—	$—	$952	$824	$76	$35	$442	$—	$2,329

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	385	—	—	460	—	614	6,075	—	7,534
Grade 3	302,100	318,680	372,272	779,374	669,278	1,028,034	65,940	321	3,535,999
Grade 4	123,320	51,041	96,359	539,158	256,554	598,462	11,010	—	1,675,904
Grade 5	3,488	26,989	1,007	8,651	14,172	181,698	3,343	—	239,348
Grade 6	4,705	27,965	4,913	16,648	1,639	74,275	—	—	130,145
Grade 7	—	1,023	—	1,250	699	793	—	—	3,765
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	24,926	32,882	15,675	48,861	42,060	39,838	—	—	204,242
Total	$458,924	$458,580	$490,226	$1,394,402	$984,402	$1,923,714	$86,368	$321	$5,796,937

Current-period gross write-offs	$—	$74	$342	$194	$941	$—	$50	$—	$1,601

Commercial and Industrial
Grade 1	$30,044	$18,740	$3,319	$884	$1,933	$660	$44,881	$—	$100,461
Grade 2	278	1,100	483	6,513	—	1,537	10,423	—	20,334
Grade 3	253,094	242,026	153,490	121,642	68,176	201,749	876,103	642	1,916,922
Grade 4	26,305	25,688	25,340	24,109	5,302	19,371	75,851	746	202,712
Grade 5	133	1,073	140	17,459	424	—	11,716	—	30,945
Grade 6	1,945	1,283	5,345	2,989	420	205	39,483	—	51,670
Grade 7	95	3,680	3,735	217	60	2,367	20,828	—	30,982
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	13,770	1,162	667	4,789	752	1,752	14,129	72	37,093
Total	$325,664	$294,752	$192,519	$178,602	$77,067	$227,641	$1,093,414	$1,460	$2,391,119

Current-period gross write-offs	$—	$664	$3,253	$422	$202	$85	$1,756	$—	$6,382

Consumer and Other
Grade 1	$22,431	$8,376	$2,952	$948	$791	$175	$1,526	$—	$37,199
Grade 2	10,101	99,717	10,407	13,707	—	1,719	5,230	—	140,881
Grade 3	38,389	18,198	16,359	25,632	14,893	10,037	36,378	1	159,887
Grade 4	104	534	34	39	830	16,077	8,152	—	25,770
Grade 5	—	—	1,097	—	—	—	162	—	1,259
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	27	—	—	—	989	—	1,016
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	9	4	2	—	15
Total	$71,025	$126,825	$30,876	$40,326	$16,523	$28,012	$52,439	$1	$366,027

Current-period gross write-offs	$4,652	$58	$81	$54	$6	$118	$98	$5	$5,072

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	1,278,178	—	—	—	—	—	—	—	1,278,178
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$1,278,178	$—	$—	$—	$—	$—	$—	$—	$1,278,178

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Grade 1	$55,873	$27,653	$6,572	$1,973	$2,726	$941	$55,846	$—	$151,584
Grade 2	10,764	100,817	11,885	21,040	137	6,293	21,728	—	172,664
Grade 3	2,917,412	1,668,708	2,407,874	3,443,867	2,733,086	3,192,728	1,347,215	15,549	17,726,439
Grade 4	269,810	235,734	384,181	862,635	384,345	728,922	187,107	1,087	3,053,821
Grade 5	5,039	33,282	3,492	28,551	18,051	189,884	16,166	—	294,465
Grade 6	13,760	30,333	10,736	20,129	2,400	77,701	39,483	—	194,542
Grade 7	95	6,495	9,081	19,934	9,075	22,240	22,067	95	89,082
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	50,808	59,304	24,688	80,765	49,688	51,598	28,249	72	345,172
Total	$3,323,561	$2,162,326	$2,858,509	$4,478,894	$3,199,508	$4,270,307	$1,717,861	$16,803	$22,027,769

Current-period gross write-offs	$4,652	$907	$4,725	$1,494	$1,306	$243	$2,346	$5	$15,678

(1)
Includes $11.3 million of residential mortgage loans held for sale at September 30, 2025.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate to cover expected losses in the Company’s loan portfolio as of September 30, 2025. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

SEPTEMBER 30, 2025

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The following table details activity in the allowance for credit losses on loans by category of loan for the three and nine months ended September 30, 2025 and 2024.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance June 30, 2025	$77,818	$26,848	$82,105	$89,121	$62,256	$7,936	$346,084
Provision for credit losses on loans	(520)	(3,083)	(700)	(4,892)	8,216	979	—
Charge-offs	(166)	(10)	(861)	(1,102)	(3,804)	(1,569)	(7,512)
Recoveries	132	50	8	87	463	314	1,054
Net (charge-offs) recoveries	(34)	40	(853)	(1,015)	(3,341)	(1,255)	(6,458)
Balance September 30, 2025	$77,264	$23,805	$80,552	$83,214	$67,131	$7,660	$339,626

Nine Months Ended
Balance December 31, 2024	$77,984	$27,693	$80,735	$92,147	$65,500	$7,746	$351,805
Provision for credit losses on loans	(845)	(3,942)	2,063	(7,685)	6,346	4,063	—
Charge-offs	(247)	(47)	(2,329)	(1,601)	(6,382)	(5,072)	(15,678)
Recoveries	372	101	83	353	1,667	923	3,499
Net (charge-offs) recoveries	125	54	(2,246)	(1,248)	(4,715)	(4,149)	(12,179)
Balance September 30, 2025	$77,264	$23,805	$80,552	$83,214	$67,131	$7,660	$339,626

Allowance for credit losses on loans:
Three Months Ended
Balance June 30, 2024	$76,776	$29,479	$80,689	$95,728	$70,112	$7,068	$359,852
Provision for credit losses on loans	(633)	(450)	1,442	(921)	(2,216)	2,778	—
Charge-offs	(378)	(109)	(442)	(297)	(3,746)	(1,568)	(6,540)
Recoveries	—	225	33	39	437	351	1,085
Net (charge-offs) recoveries	(378)	116	(409)	(258)	(3,309)	(1,217)	(5,455)
Balance September 30, 2024	$75,765	$29,145	$81,722	$94,549	$64,587	$8,629	$354,397

Nine Months Ended
Balance December 31, 2023	$87,775	$11,380	$77,652	$88,664	$59,832	$7,059	$332,362
Initial allowance on loans purchased with credit deterioration	942	14,309	344	4,306	6,176	1	26,078
Provision for credit losses	(12,467)	3,577	5,017	1,439	4,948	5,409	7,923
Charge-offs	(486)	(631)	(1,336)	(808)	(8,283)	(4,715)	(16,259)
Recoveries	1	510	45	948	1,914	875	4,293
Net (charge-offs) recoveries	(485)	(121)	(1,291)	140	(6,369)	(3,840)	(11,966)
Balance September 30, 2024	$75,765	$29,145	$81,722	$94,549	$64,587	$8,629	$354,397

The allowance for credit losses on loans as of September 30, 2025, totaled $339.6 million or 1.54% of total loans, including acquired loans with discounts, a decrease of $12.2 million or 3.5% compared to the allowance for credit losses on loans totaling $351.8 million or 1.59% of total loans, including acquired loans with discounts, as of December 31, 2024.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

There was no provision for credit losses for the three and nine months ended September 30, 2025, compared with no provision for credit losses for the three months ended September 30, 2024 and a $9.1 million provision for credit losses for the nine months ended September 30, 2024, related to the merger of Lone Star State Bancshares, Inc. (“Lone Star”) into Bancshares and the merger of Lone Star State Bank of West Texas (“Lone Star Bank”) into the Bank, both effective on April 1, 2024 (collectively, the “Lone Star Merger”). As a result of the loans acquired in the Lone Star Merger, the second quarter of 2024 included a $7.9 million provision for credit losses on loans and a $1.2 million provision for credit losses on off-balance sheet credit exposures.

Net charge-offs were $6.5 million for the three months ended September 30, 2025, compared with net charge-offs of $5.5 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, $4.5 million of reserves on resolved PCD loans without any related charge-offs were released to the general reserve.

Net charge-offs were $12.2 million for the nine months ended September 30, 2025, compared with $12.0 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, $15.0 million of reserves on resolved PCD loans without any related charge-offs were released to the general reserve.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of September 30, 2025, and December 31, 2024, the Company had $37.6 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of September 30, 2025, the Company had $1.42 billion in commitments expected to fund.

The following table represents a rollforward of the allowance for credit losses on off-balance sheet credit exposures for the three and nine months ended September 30, 2025, and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$37,646	$37,646	$37,646	$36,503
Provision for credit losses on off-balance sheet credit exposures	—	—	—	1,143
Balance at end of period	$37,646	$37,646	$37,646	$37,646

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The following table displays the amortized cost of loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2025, and 2024 presented by category of loan and type of modification.

	Term Extension	Interest Rate Reduction	Total	Percent of Total Class of Loans
	(Dollars in thousands)
Three Months Ended September 30, 2025
Commercial real estate (includes multi-family residential)	$—	$—	$—	0.0%
Agriculture and agriculture real estate (includes farmland)	—	—	—	0.0%
Total	$—	$—	$—	0.0%

Nine Months Ended September 30, 2025
Commercial real estate (includes multi-family residential)	$618	$22,972	$23,590	0.4%
Agriculture and agriculture real estate (includes farmland)	134	—	134	0.0%
Total	$752	$22,972	$23,724	0.4%

	Term Extension	Interest Rate Reduction	Total	Percent of Total Class of Loans
	(Dollars in thousands)
Three Months Ended September 30, 2024
Commercial and industrial	$7,163	$—	$7,163	0.3%
Agriculture and agriculture real estate (includes farmland)	950	—	950	0.1%
Total	$8,113	$—	$8,113	0.2%

Nine Months Ended September 30, 2024
Commercial and industrial	$2,768	$—	$2,768	0.1%
Construction, land development and other land loans	$7,163	$—	$7,163	0.3%
Agriculture and agriculture real estate (includes farmland)	12,600	—	12,600	1.2%
Total	$22,531	$—	$22,531	0.4%

The financial effects of the modifications of loans made to borrowers experiencing financial difficulty were not significant during the three and nine months ended September 30, 2025, and 2024. Furthermore, such modifications did not significantly impact the Company’s determination of the allowance for credit losses during those periods.

The Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2025, that subsequently defaulted and were modified in the twelve months prior to default. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$9,660	$—	$9,660
Collateralized mortgage obligations	—	217,189	—	217,189
Mortgage-backed securities	—	105,520	—	105,520
Derivative financial instruments:
Interest rate lock commitments	$—	$199	$—	$199
Forward mortgage-backed securities trades	—	51	—	51
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	926	—	926
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	56	—	56
Loan customer counterparty	—	930	—	930
Financial institution counterparty	—	—	—	—

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$16,325	$—	$16,325
Collateralized mortgage obligations	—	212,990	—	212,990
Mortgage-backed securities	—	107,645	—	107,645
Derivative financial instruments:
Interest rate lock commitments	$—	$144	$—	$144
Forward mortgage-backed securities trades	—	75	—	75
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	686	—	686
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$1	$—	$1
Forward mortgage-backed securities trades	—	37	—	37
Loan customer counterparty	—	693	—	693
Financial institution counterparty	—	—	—	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment. For the three and nine months ended September 30, 2025, the Company had additions to other real estate owned of $8.0 million and $14.9 million, respectively, of which $7.6 million and $12.4 million, respectively, were outstanding as of September 30, 2025. For the three and nine months ended September 30, 2025, the Company had additions to impaired loans of $19.4 million and $76.0 million, respectively, of which $19.4 million and $64.4 million, respectively, were outstanding as of September 30, 2025. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2025 and remained outstanding at September 30, 2025, were not significant.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of September 30, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,766,115	$1,766,115	$—	$—	$1,766,115
Federal funds sold	210	210	—	—	210
Held to maturity securities	9,900,093	—	8,981,672	—	8,981,672
Loans held for sale	11,297	—	11,297	—	11,297
Loans held for investment, net of allowance	20,398,668	—	—	19,388,969	19,388,969
Loans held for investment - Warehouse Purchase Program	1,278,178	—	1,278,178	—	1,278,178
Other real estate owned	13,750	—	13,750	—	13,750
Liabilities
Deposits:
Noninterest-bearing	$9,522,028	$—	$9,522,028	$—	$9,522,028
Interest-bearing	18,260,066	—	18,243,056	—	18,243,056
Other borrowings	2,400,000	—	2,400,000	—	2,400,000
Securities sold under repurchase agreements	185,797	—	185,796	—	185,796

	As of December 31, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,972,175	$1,972,175	$—	$—	$1,972,175
Federal funds sold	292	292	—	—	292
Held to maturity securities	10,757,464	—	9,382,479	—	9,382,479
Loans held for sale	10,690	—	10,690	—	10,690
Loans held for investment, net of allowance	20,705,811	—	—	19,379,556	19,379,556
Loans held for investment - Warehouse Purchase Program	1,080,903	—	1,080,903	—	1,080,903
Other real estate owned	5,701	—	5,701	—	5,701
Liabilities
Deposits:
Noninterest-bearing	$9,798,438	$—	$9,798,438	$—	$9,798,438
Interest-bearing	18,582,900	—	18,559,227	—	18,559,227
Other borrowings	3,200,000	—	3,200,000	—	3,200,000
Securities sold under repurchase agreements	221,913	—	221,902	—	221,902

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

SEPTEMBER 30, 2025

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

The fair value estimates presented herein are based on information available to management at September 30, 2025. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the nine months ended September 30, 2025, and the year ended December 31, 2024 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2023	$3,396,086	$63,994
Less:
Amortization	—	(15,670)
Add:
Measurement period adjustment of First Bancshares merger	316	—
Lone Star merger	106,727	17,723
Balance as of December 31, 2024	3,503,129	66,047
Less:
Amortization	—	(10,853)
Add:
Measurement period adjustment of Lone Star merger	(2)	—
Balance as of September 30, 2025	$3,503,127	$55,194

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of September 30, 2025, there was no impairment recorded on goodwill and core deposit intangibles.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $3.6 million and $4.1 million for the three months ended September 30, 2025, and 2024, respectively, and $10.9 million and $11.5 million for the nine months ended September 30, 2025, and 2024, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of September 30, 2025, is as follows (dollars in thousands):

Remaining 2025	$3,589
2026	12,763
2027	11,262
2028	9,958
2029	7,609
Thereafter	10,013
Total	$55,194

8. STOCK–BASED COMPENSATION

At September 30, 2025, Bancshares had one active stock-based incentive compensation plan with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by Bancshares’ shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of September 30, 2025, 475,631 shares of issued restricted stock have vested and 532,907 shares of issued restricted stock remain unvested.

As of September 30, 2025, the Company had no stock options outstanding.

Stock-based compensation expense related to restricted stock was $3.0 million and $3.1 million during the three months ended September 30, 2025, and 2024, and $9.0 million and $9.6 million during the nine months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, there was $13.1 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.93 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of September 30, 2025, are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its Federal Home Loan Bank (“FHLB”) advances as of September 30, 2025, are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
FHLB advances	$2,400,000	$—	$—	$—	$2,400,000

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income was $856 thousand and $826 thousand for the three months ended September 30, 2025, and 2024, respectively, and $2.5 million for the nine months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, operating lease ROU assets and lease liabilities were approximately $27.6 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of September 30, 2025, the weighted average of remaining lease terms of the Company’s operating leases was 5.8 years. The weighted average discount rate used to determine the lease liabilities as of September 30, 2025, for the Company’s operating leases was 3.1%. Cash paid for the Company’s operating leases was $2.9 million for each of the three months ended September 30, 2025, and 2024, respectively, and was $8.7 million for each of the nine months ended September 30, 2025, and 2024, respectively. During the nine months ended September 30, 2025, the Company obtained $690 thousand in ROU assets in exchange for lease liabilities for two operating leases.

The Company’s future undiscounted cash payments associated with its operating leases as of September 30, 2025, are summarized below (dollars in thousands).

Remaining 2025	$2,603
2026	9,507
2027	6,505
2028	3,529
2029	2,179
2030	1,715
Thereafter	8,827
Total undiscounted lease payments	$34,865

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of September 30, 2025, are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$61,923	$15,787	$1,371	$26	$79,107
Unused capacity on Warehouse Purchase Program loans	800,823	—	—	—	800,823
Commitments to extend credit	1,523,888	973,378	178,537	1,060,599	3,736,402
Total	$2,386,634	$989,165	$179,908	$1,060,625	$4,616,332

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through an entry to provision for credit losses on the Company’s consolidated statement of income. At September 30, 2025, and December 31, 2024, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million.

10. OTHER COMPREHENSIVE (LOSS) INCOME

The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Three Months Ended September 30,
	2025			2024
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive (loss) income:
Securities available for sale:
Change in unrealized (loss) gain during period	$(330)	$69	$(261)	$938	$(197)	$741
Total securities available for sale	(330)	69	(261)	938	(197)	741
Total other comprehensive (loss) income	$(330)	$69	$(261)	$938	$(197)	$741

	Nine Months Ended September 30,
	2025			2024
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain (loss) during period	$69	$(15)	$54	$700	$(147)	$553
Total securities available for sale	69	(15)	54	700	(147)	553
Total other comprehensive income (loss)	$69	$(15)	$54	$700	$(147)	$553

Activity in accumulated other comprehensive loss associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2024	$(1,624)	$(1,624)
Other comprehensive income	54	54
Balance at September 30, 2025	$(1,570)	$(1,570)

Balance at December 31, 2023	$(1,398)	$(1,398)
Other comprehensive income	553	553
Balance at September 30, 2024	$(845)	$(845)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2025, and December 31, 2024.

	September 30, 2025			December 31, 2024
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$10,072	$199	$—	$7,042	$144	$1
Forward mortgage-backed securities trades	22,000	51	56	18,500	75	37
Commercial loan interest rate swaps and caps:
Loan customer counterparty	41,232	—	930	30,732	—	693
Financial institution counterparty	41,232	926	—	30,732	686	—

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at September 30, 2025, and December 31, 2024, are presented in the following table.

	Weighted-Average Interest Rate
	September 30, 2025		December 31, 2024
	Received	Paid	Received	Paid
Loan customer counterparty	5.55%	6.48%	5.03%	6.77%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $926 thousand at September 30, 2025, and $686 thousand at December 31, 2024. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was zero at September 30, 2025. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counterparties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was $650 thousand at September 30, 2025, and zero at December 31, 2024.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in mortgage income. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three and nine months ended September 30, 2025, and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2025	2024	2025	2024
	(Dollars in thousands)
Interest rate lock commitments	$(110)	$129	$55	$58
Forward mortgage-backed securities trades	(26)	(284)	(233)	41

12. ACQUISITIONS

Recent Acquisition

Acquisition of Lone Star State Bancshares, Inc. — Effective April 1, 2024, the Company completed the merger of Lone Star into Bancshares and the subsequent merger of its wholly owned subsidiary, Lone Star Bank into the Bank (collectively, the “Lone Star Merger”). Lone Star Bank operated five full-service banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of March 31, 2024, Lone Star, on a consolidated basis, reported total assets of $1.38 billion, total loans of $1.08 billion and total deposits of $1.24 billion. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

Pursuant to the terms of the definitive agreement, Bancshares issued 2,376,182 shares of its common stock plus approximately $64.1 million in cash for all outstanding shares of Lone Star. This resulted in goodwill of $106.7 million as of September 30, 2025, which reflected all final subsequent fair value adjustments. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $17.7 million of core deposit intangibles related to the Lone Star Merger. In October 2024, the Company completed the operational conversion of Lone Star Bank.

Pending Acquisition

Agreement to Acquire American Bank Holding Corporation — On July 18, 2025, Bancshares and American Bank Holding Corporation (“American”) jointly announced the signing of a definitive merger agreement (the “Prosperity/American Merger Agreement”) whereby American, a Texas corporation and bank holding company of American Bank, N.A. (“American Bank”), will merge with and into Bancshares and American Bank will merge with and into the Bank (collectively, the “American Merger”). American Bank operates eighteen banking offices and two loan production offices in South and Central Texas including its main office in Corpus Christi, and banking offices in San Antonio, Austin, Victoria and the greater Corpus Christi area including Port Aransas and Rockport and a loan production office in Houston, Texas. As of June 30, 2025, American, on a consolidated basis, reported total assets of $2.55 billion, total loans of $1.80 billion and total deposits of $2.29 billion.

Pursuant to the terms of the Prosperity/American Merger Agreement, Bancshares will issue 4,439,981 shares of its common stock for all outstanding shares of American common stock, subject to certain potential adjustments. Based on Bancshares’ closing price of $72.40 on July 16, 2025, the total consideration was valued at approximately $321.5 million. Bancshares has received all necessary regulatory approvals for the acquisition of American, and the shareholders of American approved the transaction on November 3, 2025. The transaction is expected to be completed on January 1, 2026, subject to the satisfaction or waiver of the remaining customary closing conditions set forth in the Prosperity/American Merger Agreement.

13. SUBSEQUENT EVENTS

Agreement to Acquire Southwest Bancshares, Inc. — On October 1, 2025, Bancshares and Southwest Bancshares, Inc. (“Southwest) jointly announced the signing of a definitive merger agreement (the “Prosperity/Southwest Merger Agreement”)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

whereby Southwest, a Texas corporation and bank holding company of Texas Partners Bank (“Texas Partners”), will merge with and into Bancshares and Texas Partners will merge with and into the Bank (collectively, the “Southwest Merger”). Texas Partners operates eleven banking offices in Central Texas including its main office in San Antonio, and banking offices in the San Antonio area, Austin and the Hill Country. As of June 30, 2025, Southwest, on a consolidated basis, reported total assets of $2.35 billion, total loans of $1.89 billion and total deposits of $2.13 billion.

Pursuant to the terms of the Prosperity/Southwest Merger Agreement, Bancshares will issue 4,062,520 shares of its common stock for all outstanding stock and restricted stock awards of Southwest, subject to certain potential adjustments. Southwest warrants and in-the-money Southwest stock options that are outstanding at the closing will be converted into cash payments based on the value of the merger consideration (less the applicable exercise price), as calculated pursuant to the terms of the Prosperity/Southwest Merger Agreement. Based on Bancshares’ closing price of $65.97 on September 29, 2025, the total consideration was valued at approximately $268.9 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of Southwest. The transaction is expected to be completed during the first quarter of 2026.

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
•
the timing, impact and other uncertainties of any future acquisitions, including the pending acquisitions of American and Southwest, and the Company’s ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the ability to enter new markets successfully and capitalize on growth opportunities;
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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation (“Bancshares”), is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank (the “Bank,” and together with Bancshares, the “Company”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of September 30, 2025, the Bank operated 283 full-service banking locations: 62 in the Houston area, including The Woodlands; 33 in the South Texas area including Corpus Christi and Victoria; 61 in the Dallas/Fort Worth area; 22 in the East Texas area; 31 in the Central Texas area including Austin and San Antonio; 45 in the West Texas area including Lubbock, Midland-Odessa, Abilene, Amarillo and Wichita Falls; 15 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $38.33 billion at September 30, 2025, compared with $39.57 billion at December 31, 2024, a decrease of $1.24 billion or 3.1%. Total loans were $22.03 billion at September 30, 2025, compared with $22.15 billion at December 31, 2024, a decrease of $121.4 million or 0.5%. Total deposits were $27.78 billion at September 30, 2025, compared with $28.38 billion at December 31, 2024, a decrease of $599.2 million or 2.1%. Total shareholders’ equity was $7.66 billion at September 30, 2025, compared with $7.44 billion at December 31, 2024, an increase of $226.4 million or 3.0%.

RECENT ACQUISITION

Acquisition of Lone Star State Bancshares, Inc. — Effective April 1, 2024, the Company completed the merger of Lone Star State Bancshares, Inc. (“Lone Star”) into Bancshares and the subsequent merger of its wholly owned subsidiary, Lone Star State Bank of West Texas (“Lone Star Bank”), into the Bank (collectively, the “Lone Star Merger”). Lone Star operated five full-service banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. As of March 31, 2024, Lone Star, on a consolidated basis, reported total assets of $1.38 billion, total loans of $1.08 billion and total deposits of $1.24 billion.

Pursuant to the terms of the definitive agreement, Bancshares issued 2,376,182 shares of its common stock plus approximately $64.1 million in cash for all outstanding shares of Lone Star. This resulted in goodwill of $106.7 million as of September 30, 2025, which reflected all final subsequent fair value adjustments. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $17.7 million of core deposit intangibles related to the Lone Star Merger. In October 2024, the Company completed the operational conversion of Lone Star Bank.

PENDING ACQUISITION

Agreement to Acquire American Bank Holding Corporation — On July 18, 2025, Bancshares and American Bank Holding Corporation (“American”) jointly announced the signing of a definitive merger agreement (the “American Merger Agreement”) whereby American, a Texas Corporation and bank holding company of American Bank, N.A. (“American Bank”), will merge with and into Bancshares and American Bank will merge with and into the Bank (collectively, the “American Merger”). American Bank operates eighteen banking offices and two loan production offices in South and Central Texas including its main office in Corpus Christi, and banking offices in San Antonio, Austin, Victoria and the greater Corpus Christi area including Port Aransas and Rockport and a loan production office in Houston, Texas. As of June 30, 2025, American, on a consolidated basis, reported total assets of $2.55 billion, total loans of $1.80 billion and total deposits of $2.29 billion.

Pursuant to the terms of the American Merger Agreement, Bancshares will issue 4,439,981 shares of its common stock for all outstanding shares of American common stock, subject to certain potential adjustments. Based on Bancshares’ closing price of $72.40 on July 16, 2025, the total consideration was valued at approximately $321.5 million. Bancshares has received all necessary regulatory approvals for the acquisition of American, and the shareholders of American approved the transaction on November 3, 2025. The transaction is expected to be completed on January 1, 2026, subject to the satisfaction or waiver of the remaining customary closing conditions set forth in the Prosperity/American Merger Agreement.

SUBSEQUENT EVENTS

Agreement to Acquire Southwest Bancshares, Inc. — On October 1, 2025, Bancshares and Southwest Bancshares, Inc. (“Southwest) jointly announced the signing of a definitive merger agreement (the “Southwest Merger Agreement”) whereby Southwest, a Texas corporation and bank holding company of Texas Partners Bank (“Texas Partners”), will merge with and into Bancshares and Texas Partners will merge with and into the Bank (collectively, the “Southwest Merger”). Texas Partners operates eleven banking offices in Central Texas including its main office in San Antonio, and banking offices in the San Antonio area, Austin and the Hill Country. As of June 30, 2025, Southwest, on a consolidated basis, reported total assets of $2.35 billion, total loans of $1.89 billion and total deposits of $2.13 billion.

Pursuant to the terms of the Southwest Merger Agreement, Bancshares will issue 4,062,520 shares of its common stock for all outstanding stock and restricted stock awards of Southwest, subject to certain potential adjustments. Southwest warrants and in-the-money Southwest stock options that are outstanding at the closing will be converted into cash payments based on the value of the merger consideration (less the applicable exercise price), as calculated pursuant to the terms of the Southwest Merger Agreement. Based on Bancshares’ closing price of $65.97 on September 29, 2025, the total consideration was valued at approximately $268.9 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of Southwest. The transaction is expected to be completed during the first quarter of 2026.

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 2025, net income available to common shareholders was $137.6 million compared with $127.3 million for the same period in 2024, an increase of $10.3 million or 8.1%. Net income per diluted common share was $1.45 for the quarter ended September 30, 2025, compared with $1.34 for the same period in 2024, an increase of 8.2%. The changes were primarily due to an increase in net interest income, partially offset by an increase in provision for income taxes. The Company posted annualized returns on average common equity of 7.18% and 6.93%, annualized returns on average assets of 1.44% and 1.28% and efficiency ratios of 44.06% and 46.87% for the quarters ended September 30, 2025, and 2024, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding net gains and losses on the sale, write down or write up of assets and securities) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale, write-up or write-down of assets and securities are not included. Additionally, taxes are not part of this calculation.

For the nine months ended September 30, 2025, net income available to common shareholders was $402.9 million compared with $349.3 million for the nine months ended September 30, 2024, an increase of $53.6 million or 15.4%. Net income per diluted common share was $4.23 for the nine months ended September 30, 2025, compared with $3.68 for the nine months ended September 30, 2024, an increase of 14.9%. The changes were primarily due to an increase in net interest income, lower merger related provision and expenses, and lower regulatory assessments and FDIC insurance, partially offset by a decrease on net gain on sale or write-up of securities. The Company posted annualized returns on average common equity of 7.08% and 6.40%, annualized returns on average assets of 1.40% and 1.16% and efficiency ratios of 44.85% and 49.25% for the nine months ended September 30, 2025, and 2024, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended September 30, 2025

Net interest income before the provision for credit losses was $273.4 million for the quarter ended September 30, 2025, an increase of $11.7 million or 4.5% compared with $261.7 million for the same period in 2024. The change was primarily due to a decrease in the average balances and average rates on other borrowings and a decrease in the average rates on interest-bearing deposits, partially offset by a decrease in the average balances and average rates on federal funds sold and other earning assets, a decrease in the average balances and average rates on loans and a decrease in loan discount accretion of $2.0 million.

Interest income on loans was $329.4 million for the quarter ended September 30, 2025, a decrease of $8.0 million or 2.4% compared with $337.5 million for the same period in 2024, primarily due to a decrease in the average balances and average rates on loans and a decrease in loan discount accretion of $2.0 million.

Interest income on securities was $58.2 million for the quarter ended September 30, 2025, a decrease of $1.4 million or 2.4% compared with $59.6 million for the same period in 2024, primarily due to a decrease in the average balances on investment securities, partially offset by an increase in average rates on investment securities.

Average interest-bearing liabilities were $20.72 billion for the quarter ended September 30, 2025, a decrease of $1.67 billion or 7.4% compared with $22.39 billion for the same period in 2024, primarily due to a decrease in the average balances on other borrowings. The average rate on interest-bearing liabilities was 2.39% for the quarter ended September 30, 2025, a decrease of 39 basis points compared with 2.78% for the same period in 2024.

The net interest margin on a tax-equivalent basis was 3.24% for the quarter ended September 30, 2025, an increase of 29 basis points compared with 2.95% for the same period in 2024. The change was primarily due to a decrease in the average balances and average rates on other borrowings and a decrease in the average rates on interest-bearing deposits, partially offset by a decrease in the average balances and average rates on federal funds sold and other earning assets, a decrease in the average balances and average rates on loans and a decrease in loan discount accretion of $2.0 million.

For the Nine Months Ended September 30, 2025

Net interest income before the provision for credit losses was $806.5 million for the nine months ended September 30, 2025, an increase of $47.8 million or 6.3% compared with $758.7 million for the same period in 2024. The change was primarily due to a decrease in the average balances and average rates on other borrowings, a decrease in the average rates on interest-bearing deposits, partially offset by a decrease in the average balances on investment securities, a decrease in the average balances and average rates on federal funds sold and other earning assets, a decrease in loan discount accretion of $4.6 million and a decrease in the average balances on loans.

Interest income on loans was $974.0 million for the nine months ended September 30, 2025, a decrease of $6.1 million or 0.6% compared with $980.1 million for the same period in 2024, primarily due to a decrease in loan discount accretion of $4.6 million and a decrease in the average balances on loans.

Interest income on securities was $173.9 million for the nine months ended September 30, 2025, a decrease of $14.5 million or 7.7% compared with $188.5 million for the same period in 2024, primarily due to a decrease in the average balances on investment securities.

Average interest-bearing liabilities were $21.13 billion for the nine months ended September 30, 2025, a decrease of $1.46 billion or 6.5% compared with $22.59 billion for the same period in 2024, primarily due to a decrease in the average balances on other borrowings. The average rate on interest-bearing liabilities was 2.39% for the nine months ended September 30, 2025, a decrease of 29 basis points compared with 2.68% for the same period in 2024.

The net interest margin on a tax-equivalent basis was 3.19% for the nine months ended September 30, 2025, an increase of 33 basis points compared with 2.86% for the nine months ended September 30, 2024. The change was primarily due to a decrease in the average balances and average rates on other borrowings, a decrease in the average rates on interest-bearing deposits, partially offset by a decrease in the average balances on investment securities, a decrease in the average balances and average rates on federal funds sold and other earning assets, a decrease in loan discount accretion of $4.6 million and a decrease in the average balances on loans.

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

	Three Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$8,371	$140	6.64%	$7,913	$137	6.89%
Loans held for investment	20,851,896	309,949	5.90%	21,107,139	316,939	5.97%
Loans held for investment - Warehouse Purchase Program	1,217,579	19,356	6.31%	1,114,681	20,375	7.27%
Total loans	22,077,846	329,445	5.92%	22,229,733	337,451	6.04%
Investment securities	10,530,807	58,207	2.19%	11,612,193	59,617	2.04%
Federal funds sold and other earning assets	934,318	10,455	4.44%	1,531,788	20,835	5.41%
Total interest-earning assets	33,542,971	398,107	4.71%	35,373,714	417,903	4.70%
Allowance for credit losses on loans	(343,872)			(358,237)
Noninterest-earning assets	4,930,764			4,873,725
Total assets	$38,129,863			$39,889,202

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,656,452	$8,951	0.76%	$4,774,975	$9,251	0.77%
Savings and money market deposits	8,977,585	46,934	2.07%	8,908,315	49,824	2.23%
Certificates and other time deposits	4,422,996	40,080	3.60%	4,564,232	48,683	4.24%
Other borrowings	2,480,435	27,613	4.42%	3,900,000	46,792	4.77%
Securities sold under repurchase agreements	187,462	1,094	2.32%	242,813	1,662	2.72%
Total interest-bearing liabilities	20,724,930	124,672	2.39%	22,390,335	156,212	2.78%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	9,451,153			9,680,785
Allowance for credit losses on off-balance sheet credit exposures	37,646			37,646
Other liabilities	258,156			433,171
Total liabilities	30,471,885			32,541,937
Shareholders' equity	7,657,978			7,347,265
Total liabilities and shareholders' equity	$38,129,863			$39,889,202

Net interest rate spread			2.32%			1.92%
Net interest income and margin (2) (3)		$273,435	3.23%		$261,691	2.94%
Net interest income and margin (tax equivalent) (4)		$274,242	3.24%		$262,499	2.95%

(1)
Annualized and based on average balances on an actual 365-day or 366-day basis for the three months ended September 30, 2025, and 2024.
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

	Nine Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$8,588	$433	6.74%	$7,278	$378	6.94%
Loans held for investment	20,905,781	921,688	5.89%	21,312,440	928,973	5.82%
Loans held for investment - Warehouse Purchase Program	1,092,241	51,837	6.35%	918,172	50,756	7.38%
Total loans	22,006,610	973,958	5.92%	22,237,890	980,107	5.89%
Investment securities	10,803,572	173,929	2.15%	12,161,391	188,466	2.07%
Federal funds sold and other earning assets	1,071,293	35,789	4.47%	1,153,335	44,195	5.12%
Total interest-earning assets	33,881,475	1,183,676	4.67%	35,552,616	1,212,768	4.56%
Allowance for credit losses on loans	(347,607)			(341,659)
Noninterest-earning assets	4,955,209			4,823,938
Total assets	$38,489,077			$40,034,895

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,894,289	$26,829	0.73%	$4,947,514	$26,807	0.72%
Savings and money market deposits	8,976,481	138,375	2.06%	9,060,992	147,228	2.17%
Certificates and other time deposits	4,405,329	120,148	3.65%	4,356,700	132,539	4.06%
Other borrowings	2,657,143	88,206	4.44%	3,960,821	142,020	4.79%
Securities sold under repurchase agreements	199,883	3,579	2.39%	265,878	5,453	2.74%
Total interest-bearing liabilities	21,133,125	377,137	2.39%	22,591,905	454,047	2.68%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	9,487,984			9,759,927
Allowance for credit losses on off-balance sheet credit exposures	37,646			36,994
Other liabilities	246,408			372,060
Total liabilities	30,905,163			32,760,886
Shareholders' equity	7,583,914			7,274,009
Total liabilities and shareholders' equity	$38,489,077			$40,034,895

Net interest rate spread			2.28%			1.88%
Net interest income and margin (2) (3)		$806,539	3.18%		$758,721	2.85%
Net interest income and margin (tax equivalent) (4)		$808,210	3.19%		$761,137	2.86%

(1)
Annualized and based on average balances on an actual 365-day or 366-day basis for the nine months ended September 30, 2025, and 2024.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 vs. 2024			2025 vs. 2024
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$8	$(5)	$3	$68	$(13)	$55
Loans held for investment (1)	(3,843)	(3,147)	(6,990)	(17,709)	10,424	(7,285)
Loans held for investment - Warehouse Purchase Program	1,886	(2,905)	(1,019)	9,614	(8,533)	1,081
Investment securities (1)	(5,567)	4,157	(1,410)	(21,023)	6,486	(14,537)
Federal funds sold and other earning assets	(8,149)	(2,231)	(10,380)	(3,141)	(5,265)	(8,406)
Total (decrease) increase in interest income	(15,665)	(4,131)	(19,796)	(32,191)	3,099	(29,092)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(230)	(70)	(300)	(288)	310	22
Savings and money market deposits	388	(3,278)	(2,890)	(1,372)	(7,481)	(8,853)
Certificates and other time deposits (1)	(1,511)	(7,092)	(8,603)	1,478	(13,869)	(12,391)
Other borrowings	(17,079)	(2,100)	(19,179)	(46,702)	(7,112)	(53,814)
Securities sold under repurchase agreements	(380)	(188)	(568)	(1,352)	(522)	(1,874)
Total (decrease) increase in interest expense	(18,812)	(12,728)	(31,540)	(48,236)	(28,674)	(76,910)
Increase in net interest income	$3,147	$8,597	$11,744	$16,045	$31,773	$47,818

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

There was no provision for credit losses for the three and nine months ended September 30, 2025, compared with no provision for credit losses for the three months ended September 30, 2024 and a $9.1 million provision for credit losses for the nine months ended September 30, 2024. As a result of the loans acquired in the Lone Star Merger, the nine months ended September 30, 2024, included a $7.9 million provision for credit losses on loans and a $1.2 million provision for credit losses on off-balance sheet credit exposures.

Net charge-offs were $6.5 million for the quarter ended September 30, 2025, compared with net charge-offs of $5.5 million for the quarter ended September 30, 2024. For the three months ended September 30, 2025, $4.5 million of reserves on resolved PCD loans without any related charge-offs was released to the general reserve.

Net charge-offs were $12.2 million for the nine months ended September 30, 2025, compared with $12.0 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, $15.0 million of reserves on resolved PCD loans was released to the general reserve.

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

Noninterest income totaled $41.2 million for the three months ended September 30, 2025, compared with $41.1 million for the same period in 2024. Noninterest income totaled $125.5 million for the nine months ended September 30, 2025, compared with $126.0 million for the nine months ended September 30, 2024, a decrease of $451 thousand or 0.4%.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Nonsufficient funds fees	$9,805	$9,016	$27,837	$25,457
Credit card, debit card and ATM card income	9,446	9,620	27,946	27,865
Service charges on deposit accounts	7,317	6,664	22,370	19,506
Trust income	3,526	3,479	10,986	11,236
Mortgage income	931	962	2,905	2,317
Brokerage income	1,328	1,258	3,815	3,679
Bank owned life insurance income	2,111	2,028	6,211	5,960
Net gain on sale or write-down of assets	3	3,178	1,182	2,240
Net gain on sale or write-up of securities	—	224	—	11,245
Other	6,771	4,670	22,269	16,467
Total noninterest income	$41,238	$41,099	$125,521	$125,972

Noninterest Expense

Noninterest expense totaled $138.6 million for the three months ended September 30, 2025, compared with $140.3 million for the same period in 2024, a decrease of $1.7 million or 1.2%, primarily due to a decrease in other noninterest expense. Noninterest expense totaled $417.5 million for the nine months ended September 30, 2025, compared with $429.0 million for the nine months ended September 30, 2024, a decrease of $11.5 million or 2.7%, primarily due to decreases in regulatory assessment and FDIC insurance, merger related expenses and other noninterest expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Salaries and employee benefits (1)	$87,949	$88,367	$264,721	$263,722
Non-staff expenses:
Net occupancy and equipment	9,395	9,291	27,709	26,829
Credit and debit card, data processing and software amortization	12,515	11,985	35,993	34,958
Regulatory assessments and FDIC insurance	5,198	5,726	16,495	21,581
Core deposit intangibles amortization	3,602	4,146	10,853	11,539
Depreciation	4,966	4,741	14,519	14,263
Communications (2)	3,480	3,360	10,460	10,247
Net other real estate income (3)	233	(85)	325	64
Merger related expenses	62	63	62	4,444
Other	11,235	12,744	36,364	41,381
Total noninterest expense	$138,635	$140,338	$417,501	$429,028

(1)
Includes stock-based compensation expense of $3.0 million and $3.1 million for the three months ended September 30, 2025, and 2024, respectively, and $9.0 million and $9.6 million for the nine months ended September 30, 2025, and 2024, respectively.
(2)
Communications expense includes telephone, data circuits, postage and courier expenses.
(3)
Net other real estate income consists of rental expense, rental income and gains and losses on sales of real estate.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of nondeductible expenses. Income tax expense totaled $38.5 million for the three months ended September 30, 2025, compared with $35.2 million for the same period in 2024, an increase of $3.3 million or 9.4%. Income tax expense totaled $111.6 million for the nine months ended September 30, 2025, compared with $97.3 million for the same period in 2024, an increase of $14.3 million or 14.7%. The Company’s effective tax rate for the three months ended September 30, 2025, and 2024 was 21.9% and 21.6%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2025, and 2024 was 21.7% and 21.8%, respectively.

Enactment of the One Big Beautiful Bill Act — On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”), which included certain modifications to U.S. tax law, was enacted into law. The OBBB Act did not have a material impact on the Company's income tax provision for the three and nine months ended September 30, 2025, and the Company is currently evaluating the potential impact of the OBBB Act on future periods.

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

	September 30, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$11,297	$—	$—	$—	$11,297

Commercial and industrial	1,682,514	543,606	127,906	37,093	2,391,119
Warehouse purchase program	1,278,178	—	—	—	1,278,178
Real estate:
Construction, land development and other land loans	2,553,475	188,896	53,694	69,215	2,865,280
1-4 family residential (includes home equity)	7,521,071	190,461	581,720	6,090	8,299,342
Commercial real estate (includes multi-family residential)	4,445,965	397,477	749,253	204,242	5,796,937
Farmland	554,505	22,333	65,201	22,000	664,039
Agriculture	268,821	75,544	4,668	6,517	355,550
Consumer and other	343,707	16,038	6,267	15	366,027
Total loans held for investment	18,648,236	1,434,355	1,588,709	345,172	22,016,472
Total	$18,659,533	$1,434,355	$1,588,709	$345,172	$22,027,769

	December 31, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$10,690	$—	$—	$—	$10,690

Commercial and industrial	1,676,205	573,129	228,320	30,434	2,508,088
Warehouse purchase program	1,080,903	—	—	—	1,080,903
Real estate:
Construction, land development and other land loans	2,451,888	203,098	95,402	108,893	2,859,281
1-4 family residential (includes home equity)	7,588,289	204,846	676,339	7,425	8,476,899
Commercial real estate (includes multi-family residential)	4,255,559	368,320	942,962	234,144	5,800,985
Farmland	550,760	18,000	89,725	23,398	681,883
Agriculture	206,457	97,481	19,426	28,299	351,663
Consumer and other	359,186	9,980	9,610	41	378,817
Total loans held for investment	18,169,247	1,474,854	2,061,784	432,634	22,138,519
Total	$18,179,937	$1,474,854	$2,061,784	$432,634	$22,149,209

At September 30, 2025, total loans were $22.03 billion, a decrease of $121.4 million or 0.5% compared with $22.15 billion at December 31, 2024. Loans at September 30, 2025, included $11.3 million of loans held for sale and $1.28 billion of Warehouse Purchase Program loans compared with $10.7 million of loans held for sale and $1.08 billion of Warehouse Purchase Program loans at December 31, 2024. At September 30, 2025, loans represented 57.5% of total assets compared with 56.0% of total assets at December 31, 2024.

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

Nonperforming assets increased $38.0 million to $119.6 million at September 30, 2025, compared with $81.5 million at December 31, 2024, with a significant portion of the balance for each period attributable to acquired loans.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans, as of the dates indicated:

	September 30, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$63,467	$19,244	$6,371	$16,447	$105,529
Accruing loans 90 or more days past due	268	—	—	—	268
Total nonperforming loans	63,735	19,244	6,371	16,447	105,797
Repossessed assets	16	—	—	—	16
Other real estate	8,309	—	2,663	2,778	13,750
Total nonperforming assets	$72,060	$19,244	$9,034	$19,225	$119,563

Nonperforming assets to total loans and other real estate	0.39%	1.34%	0.57%	5.53%	0.54%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.41%	1.34%	0.57%	5.53%	0.58%
Nonaccrual loans to total loans	0.34%	1.34%	0.40%	4.76%	0.48%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.37%	1.34%	0.40%	4.76%	0.51%

	December 31, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$46,280	$4,216	$7,138	$16,013	$73,647
Accruing loans 90 or more days past due	2,189	—	—	—	2,189
Total nonperforming loans	48,469	4,216	7,138	16,013	75,836
Repossessed assets	—	—	4	—	4
Other real estate	3,174	—	854	1,673	5,701
Total nonperforming assets	$51,643	$4,216	$7,996	$17,686	$81,541

Nonperforming assets to total loans and other real estate	0.28%	0.29%	0.39%	4.07%	0.37%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.30%	0.29%	0.39%	4.07%	0.39%
Nonaccrual loans to total loans	0.25%	0.29%	0.35%	3.70%	0.33%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.27%	0.29%	0.35%	3.70%	0.35%

(1)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

Nonperforming assets were 0.54% of total loans and other real estate at September 30, 2025, and 0.37% of total loans and other real estate at December 31, 2024. The allowance for credit losses on loans as a percentage of total nonperforming loans was 321.0% at September 30, 2025, and 463.9% at December 31, 2024.

Allowance for Credit Losses on Loans

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses on loans which it believes is adequate to cover expected losses in the Company’s loan portfolio as of September 30, 2025. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

PCD loans are monitored individually or on a pooled basis quarterly to assess for changes in expected cash flows subsequent to acquisition. If a deterioration in cash flows is identified, an increase to the PCD reserves for that individual loan or pool of loans may be required. PCD loans were recorded at their acquisition date fair values, which were based on expected cash flows and considered estimates of expected future credit losses. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses.

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

	As of and for the Nine Months Ended September 30, 2025
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$18,235,020	$3,771,590	$22,006,610
Gross loans outstanding at end of period	$18,659,533	$3,368,236	$22,027,769
Allowance for credit losses on loans at beginning of period	$227,238	$124,567	$351,805
Provision for credit losses	16,788	(16,788)	—
Charge-offs:
Commercial and industrial	(5,620)	(762)	(6,382)
Real estate and agriculture	(2,248)	(1,976)	(4,224)
Consumer and other	(4,801)	(271)	(5,072)
Recoveries:
Commercial and industrial	558	1,109	1,667
Real estate and agriculture	470	439	909
Consumer and other	786	137	923
Net (charge-offs) recoveries(1)	(10,855)	(1,324)	(12,179)
Allowance for credit losses on loans at end of period	$233,171	$106,455	$339,626
Ratio of allowance to end of period loans	1.25%	3.16%	1.54%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.34%	3.16%	1.64%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.08%	0.05%	0.07%
Ratio of allowance to end of period nonperforming loans	365.8%	253.1%	321.0%
Ratio of allowance to end of period nonaccrual loans	367.4%	253.1%	321.8%

	As of and for the Nine Months Ended September 30, 2024
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$18,387,962	$3,849,928	$22,237,890
Gross loans outstanding at end of period	$18,328,687	$4,052,165	$22,380,852
Allowance for credit losses on loans at beginning of period	$222,413	$109,949	$332,362
Initial allowance on loans purchased with credit deterioration	—	26,078	26,078
Provision for credit losses	10,727	(2,804)	7,923
Charge-offs:
Commercial and industrial	(1,650)	(6,633)	(8,283)
Real estate and agriculture	(994)	(2,267)	(3,261)
Consumer and other	(4,395)	(320)	(4,715)
Recoveries:
Commercial and industrial	354	1,560	1,914
Real estate and agriculture	12	1,492	1,504
Consumer and other	762	113	875
Net (charge-offs) recoveries(1)	(5,911)	(6,055)	(11,966)
Allowance for credit losses on loans at end of period	$227,229	$127,168	$354,397
Ratio of allowance to end of period loans	1.24%	3.14%	1.58%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.33%	3.14%	1.68%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.04%	0.21%	0.07%
Ratio of allowance to end of period nonperforming loans	512.6%	320.7%	422.0%
Ratio of allowance to end of period nonaccrual loans	512.8%	320.7%	422.1%

(1)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $12.7 million during the nine months ended September 30, 2025. Partially offsetting these charge-offs were recoveries on originated loans of $1.8 million. Gross charge-offs on acquired loans were $3.0 million during the nine months ended September 30, 2025. Offsetting these charge-offs were recoveries on acquired loans of $1.7 million. Total charge-offs for the nine months ended September 30, 2025, were $15.7 million, partially offset by total recoveries of $3.5 million.

The following table shows the allocation of the net charge-offs and net recoveries among various categories of loans as of the dates indicated.

	Nine Months Ended September 30
	2025		2024
	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)
	(Dollars in thousands)
Balance of net (charge-offs) recoveries applicable to:
Commercial and industrial	$(4,715)	0.03%	$(6,369)	0.04%
Real estate:
Construction, land development and other land loans	125	(0.00%)	(485)	0.00%
1-4 family residential (including home equity)	(2,246)	0.01%	(1,291)	0.01%
Commercial real estate (including multi-family residential)	(1,248)	0.01%	140	0.00%
Agriculture (includes farmland)	54	(0.00%)	(121)	0.00%
Consumer and other	(4,149)	0.03%	(3,840)	0.02%
Total net (charge-offs) recoveries	$(12,179)	0.07%	$(11,966)	0.07%

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

	September 30, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$35,586	$22,705	$2,951	$5,889	$67,131	11.5%
Real estate	180,298	11,053	14,505	35,174	241,030	81.8%
Agriculture and agriculture real estate	10,070	1,898	599	11,238	23,805	4.9%
Consumer and other	7,217	346	94	3	7,660	1.8%
Total allowance for credit losses on loans	$233,171	$36,002	$18,149	$52,304	$339,626	100.0%

	December 31, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$34,528	$18,003	$5,159	$7,810	$65,500	11.9%
Real estate	176,668	11,676	18,514	44,008	250,866	81.4%
Agriculture and agriculture real estate	8,646	2,385	1,143	15,519	27,693	4.9%
Consumer and other	7,396	199	137	14	7,746	1.8%
Total allowance for credit losses on loans	$227,238	$32,263	$24,953	$67,351	$351,805	100.0%

(1)
Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

The allowance for credit losses on loans totaled $339.6 million at September 30, 2025, compared with $351.8 million at December 31, 2024, a decrease of $12.2 million or 3.5%. The allowance for credit losses on loans totaled 1.54% of total loans at September 30, 2025, and 1.59% of total loans at December 31, 2024.

At September 30, 2025, $233.2 million of the allowance for credit losses on loans was attributable to originated loans, an increase of $5.9 million or 2.6% compared with $227.2 million of the allowance at December 31, 2024. At September 30, 2025, $36.0 million of the allowance for credit losses on loans was attributable to re-underwritten acquired loans compared with $32.3 million of the allowance at December 31, 2024, an increase of $3.7 million or 11.6%. At September 30, 2025, $18.1 million of the allowance for credit losses on loans was attributable to Non-PCD loans compared with $25.0 million of the allowance at December 31, 2024, a decrease of $6.8 million or 27.3%. At September 30, 2025, $52.3 million of the allowance for credit losses on loans was attributable to PCD loans compared with $67.4 million of the allowance at December 31, 2024, a decrease of $15.0 million or 22.3%.

At September 30, 2025, the Company had $25.9 million of total outstanding accretable discounts on Non-PCD loans and PCD loans. The Company believes that the allowance for credit losses on loans at September 30, 2025, is adequate to cover expected losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods, which losses could be substantial in relation to the size of the allowance at September 30, 2025.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancelable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of September 30, 2025, and December 31, 2024, the Company had $37.6 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

The following table represents a rollforward of the allowance for credit losses on off-balance sheet credit exposures as of the dates indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$37,646	$37,646	$37,646	$36,503
Provision for credit losses on off-balance sheet credit exposures	—	—	—	1,143
Balance at end of period	$37,646	$37,646	$37,646	$37,646

Securities

The carrying cost of securities totaled $10.23 billion at September 30, 2025, compared with $11.09 billion at December 31, 2024, a decrease of $862.0 million or 7.8%. At September 30, 2025, securities represented 26.7% of total assets compared with 28.0% of total assets at December 31, 2024.

The amortized cost and fair value of investment securities were as follows:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,935	$1,725	$—	$9,660
Collateralized mortgage obligations	220,188	—	(2,999)	217,189
Mortgage-backed securities	106,233	88	(801)	105,520
Total	$334,356	$1,813	$(3,800)	$332,369
Held to Maturity
U.S. Government agencies	$5,989	$4	$(1)	$5,992
States and political subdivisions	70,375	390	(1,430)	69,335
Corporate debt securities	12,000	—	(2,160)	9,840
Collateralized mortgage obligations	231,085	835	(12,483)	219,437
Mortgage-backed securities	9,580,644	8,479	(912,055)	8,677,068
Total	$9,900,093	$9,708	$(928,129)	$8,981,672

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$14,350	$2,035	$(60)	$16,325
Collateralized mortgage obligations	216,142	81	(3,233)	212,990
Mortgage-backed securities	108,524	41	(920)	107,645
Total	$339,016	$2,157	$(4,213)	$336,960
Held to Maturity
U.S. Government agencies	$5,861	$—	$(44)	$5,817
States and political subdivisions	98,125	220	(2,510)	95,835
Corporate debt securities	12,000	—	(3,840)	8,160
Collateralized mortgage obligations	232,345	—	(24,128)	208,217
Mortgage-backed securities	10,409,133	380	(1,345,063)	9,064,450
Total	$10,757,464	$600	$(1,375,585)	$9,382,479

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

As of September 30, 2025, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2025, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Fannie Mae or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae-issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae- and Freddie Mac-issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of September 30, 2025, the Company’s municipal securities represent 0.7% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of September 30, 2025, management believes that there is no potential for material credit losses on held to maturity securities.

Deposits

Total deposits were $27.78 billion at September 30, 2025, compared with $28.38 billion at December 31, 2024, a decrease of $599.2 million or 2.1%. Total noninterest-bearing deposits were $9.52 billion at September 30, 2025, compared with $9.80 billion at December 31, 2024, a decrease of $276.4 million or 2.8%. Interest-bearing deposits were $18.26 billion at September 30, 2025, compared with $18.58 billion at December 31, 2024, a decrease of $322.8 million or 1.7%.

Average deposits for the nine months ended September 30, 2025, were $27.76 billion, a decrease of $361.1 million or 1.3% compared with $28.13 billion for the nine months ended September 30, 2024. The ratio of average interest-bearing deposits to total average deposits was 65.8% and 65.3% during the first nine months of 2025 and 2024, respectively.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Nine Months Ended September 30,
	2025		2024
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$4,894,289	0.73%	$4,947,514	0.72%
Regular savings	2,663,604	0.71%	2,807,004	0.71%
Money market savings	6,312,877	2.63%	6,253,988	2.83%
Certificates, IRAs and other time deposits	4,405,329	3.65%	4,356,700	4.06%
Total interest-bearing deposits	18,276,099	2.09%	18,365,206	2.23%
Noninterest-bearing demand deposits	9,487,984		9,759,927
Total deposits	$27,764,083	1.37%	$28,125,133	1.46%

(1)
Annualized and based on average balances on an actual 365-day or 366-day basis for the nine months ended September 30, 2025, and 2024.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
FHLB advances	$2,400,000	$3,200,000
Securities sold under repurchase agreements	185,797	221,913
Total	$2,585,797	$3,421,913

FHLB advances and long-term notes payable— The Company has an available line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2025, the Company had total borrowing capacity of $7.57 billion under this line. FHLB advances of $2.40 billion were outstanding at September 30, 2025, with a weighted average interest rate of 4.22%. At September 30, 2025, the Company had no FHLB long-term notes payable balance outstanding.

Securities sold under repurchase agreements— At September 30, 2025, the Company had $185.8 million in securities sold under repurchase agreements with banking customers compared with $221.9 million at December 31, 2024, a decrease of $36.1 million or 16.3%. Repurchase agreements are generally settled on the following business day. All securities sold under repurchase agreements are collateralized by certain pledged securities.

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

As of September 30, 2025, the Company had outstanding $3.74 billion in commitments to extend credit, $79.1 million in commitments associated with outstanding standby letters of credit and $800.8 million in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2025, the Company had cash and cash equivalents of $1.77 billion compared with $1.97 billion at December 31, 2024, a decrease of $206.1 million or 10.5%. The decrease was primarily due to net repayments from other short-term borrowings of $800.0 million, a net decrease in deposits of $599.2 million and cash dividend payments of $165.6 million, partially offset by net proceeds from maturities, sales and principal paydowns of investment securities of $849.2 million, net cash provided by operating activities of $471.2 million and net decrease in loans of $105.4 million.

Share Repurchases

On January 21, 2025, Bancshares announced a stock repurchase program under which it could repurchase up to 5%, or approximately 4.8 million shares, of its outstanding common stock over a one-year period expiring on January 21, 2026, at the discretion of management. Under the stock repurchase program, Bancshares may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. Bancshares repurchased approximately 299 thousand shares of its common stock at an average weighted price of $66.62 per share during the three and nine months ended September 30, 2025.

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of September 30, 2025, are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB Advances as of September 30, 2025 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
FHLB advances	$2,400,000	$—	$—	$—	$2,400,000

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company has one sublease arrangement. Sublease income was $856 thousand and $826 thousand for the three months ended September 30, 2025, and 2024 and $2.5 million for the nine months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, operating lease ROU assets and lease liabilities were approximately $27.6 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of September 30, 2025, the weighted average of remaining lease terms of the Company’s operating leases was 5.8 years. The weighted average discount rate used to determine the lease liabilities as of September 30, 2025, for the Company’s operating leases was 3.1%. Cash paid for the Company’s operating leases was $2.9 million for each of the three months ended September 30, 2025, and 2024, respectively, and $8.7 million for each of the nine months ended September 30, 2025, and 2024, respectively. During the nine months ended September 30, 2025, the Company obtained $690 thousand in ROU assets in exchange for lease liabilities for two operating leases.

The Company’s future undiscounted cash payments associated with its operating leases as of September 30, 2025, are summarized below (dollars in thousands).

Remaining 2025	$2,603
2026	9,507
2027	6,505
2028	3,529
2029	2,179
2030	1,715
Thereafter	8,827
Total undiscounted lease payments	$34,865

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of September 30, 2025, are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$61,923	$15,787	$1,371	$26	$79,107
Unused capacity on Warehouse Purchase Program loans	800,823	—	—	—	800,823
Commitments to extend credit	1,523,888	973,378	178,537	1,060,599	3,736,402
Total	$2,386,634	$989,165	$179,908	$1,060,625	$4,616,332

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through an entry to provision for credit losses on the Company’s consolidated statement of income. At September 30, 2025, and December 31, 2024, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million.

Capital Resources

Total shareholders’ equity was $7.66 billion at September 30, 2025, compared with $7.44 billion at December 31, 2024, an increase of $226.4 million or 3.0%. The increase was primarily the result of net income of $402.9 million and stock based compensation expense of $9.0 million, partially offset by dividend payments of $165.6 million and stock repurchase of $20.0 million.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of September 30, 2025, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of September 30, 2025:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of September 30, 2025
The Company
CET1 capital (to risk-weighted assets)	4.50%		7.00%	N/A	17.53%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	N/A	17.53%
Total capital (to risk-weighted assets)	8.00%		10.50%	N/A	18.78%
Tier 1 capital (to average assets) (leverage)	4.00%	(1)	4.00%	N/A	11.90%

The Bank
CET1 capital (to risk-weighted assets)	4.50%		7.00%	6.50%	16.52%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	8.00%	16.52%
Total capital (to risk-weighted assets)	8.00%		10.50%	10.00%	17.77%
Tier 1 capital (to average assets) (leverage)	4.00%	(2)	4.00%	5.00%	11.21%

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

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025, (the “2024 Form 10-K”), for further discussion. There have been no material changes in the Company’s market risk exposures that would affect the quantitative and qualitative disclosures from those disclosed in the 2024 Form 10-K and presented as of December 31, 2024.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None.

b. None.

c. The following table details the Company’s repurchases of shares of its common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)
July 1 - July 31, 2025	—	$—	—	4,763,654
August 1 - August 31, 2025	298,718	66.62	298,718	4,464,936
September 1 - September 30, 2025	600	65.59	600	4,464,336
Total	299,318	$66.62	299,318

(1)
On January 21, 2025, Bancshares announced a stock repurchase program under which up to 5%, or approximately 4.8 million shares, of its outstanding common stock may be acquired over a one-year period expiring on January 21, 2026, at the discretion of management. Under the stock repurchase program, Bancshares could repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” for additional information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

c. Insider Trading Arrangements and Policies.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) with respect to Bancshares common stock.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019 (File No. 001-35388))

4.1	Form of certificate representing shares of Bancshares common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (formatted as Inline XBRL and contained in Exhibits 101)

* Filed with this Quarterly Report on Form 10-Q.

** Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 11/6/2025	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 11/6/2025	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer