Form 10-K
period 2025-12-31
PROSPERITY BANCSHARES INC
filed 2026-02-26
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the shares of common stock held by non-affiliates as of June 30, 2025, based on the closing price of the common stock on the New York Stock Exchange on June 30, 2025, was approximately $6.41 billion.

As of February 23, 2026, the number of outstanding shares of common stock was 101,581,522.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2026 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2025, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PROSPERITY BANCSHARES, INC.®

2025 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of December 31, 2025, the Bank operated 283 full-service banking locations: 62 in the Houston area, including The Woodlands; 33 in the South Texas area including Corpus Christi and Victoria; 61 in the Dallas/Fort Worth area; 22 in the East Texas area; 31 in the Central Texas area including Austin and San Antonio; 45 in the West Texas area including Lubbock, Midland-Odessa, Abilene, Amarillo and Wichita Falls; 15 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com.

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

In addition to internal growth, the Company has completed the following acquisitions since 2016 (through December 31, 2025):

Acquired Entity	Acquired Bank	Completion Date	Number of Banking Centers Acquired (1)
Tradition Bancshares, Inc.	Tradition Bank	2016	7
LegacyTexas Financial Group, Inc.	LegacyTexas Bank	2019	42
First Bancshares of Texas, Inc.	FirstCapital Bank of Texas	2023	16
Lone Star State Bancshares, Inc.	Lone Star State Bank of West Texas	2024	5

(1)
The number of banking centers added does not include any locations of the acquired entity that were closed and consolidated with existing banking centers of the Company upon consummation of the transaction or closed after consummation of the transaction.

Recent Acquisition

Acquisition of Lone Star State Bancshares, Inc. — Effective April 1, 2024, the Company completed the merger of Lone Star State Bancshares, Inc. (“Lone Star”) into the Company and the subsequent merger of its wholly owned subsidiary Lone Star State Bank of West Texas (“Lone Star Bank”), into the Bank (collectively, the “Lone Star Merger”). Lone Star operated five full-service banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. Pursuant to the terms of the definitive agreement, the Company issued 2,376,182 shares of its common stock plus approximately $64.1 million in cash for all outstanding shares of Lone Star. This resulted in goodwill of $106.7 million as of December 31, 2025, which reflected all final subsequent fair value adjustments. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $17.7 million of core deposit intangibles related to the Lone Star Merger. In October 2024, the Company completed the operational conversion of Lone Star Bank.

Subsequent Events

Acquisition of American Bank Holding Corporation — On January 1, 2026, the Company completed the merger of American Bank Holding Corporation (“American”) into the Company and the subsequent merger of its wholly owned subsidiary American Bank, N.A. (“American Bank”), into the Bank (collectively, the “American Merger”). American Bank operated 18 banking offices and 2 loan production offices in South and Central Texas including its main office in Corpus Christi, and banking offices in San Antonio, Austin, Victoria and the greater Corpus Christi area including Port Aransas and Rockport and a loan production office in Houston, Texas. Pursuant to the terms of the definitive agreement, the Company issued 4,439,938 shares of its common stock for all outstanding shares of American common stock in the first quarter of 2026.

Acquisition of Southwest Bancshares, Inc. — On February 1, 2026, the Company completed the merger of Southwest Bancshares, Inc. (“Southwest”) into the Company and the subsequent merger of its wholly owned subsidiary Texas Partners Bank (“Texas Partners”), into the Bank (collectively, the “Southwest Merger”). Texas Partners operated 11 banking offices in Central Texas including its main office in San Antonio, and banking offices in the San Antonio area, Austin and the Hill Country. Pursuant to the terms of the definitive agreement, the Company issued 4,094,974 shares of its common stock for all outstanding shares of Southwest common stock in the first quarter of 2026.

Pending Acquisition of Stellar Bancorp, Inc.— On January 28, 2026, the Company and Stellar Bancorp, Inc. (“Stellar”) jointly announced the signing of a definitive merger agreement whereby Stellar, the parent company of Stellar Bank (“Stellar Bank”), will merge with and into the Company and Stellar Bank will merge with and into the Bank. Stellar Bank operates 52 banking offices in greater Houston and Beaumont, Texas and surrounding areas. Under the terms and subject to the conditions of the definitive agreement, the Company will issue 0.3803 shares of its common stock and $11.36 in cash for each outstanding share of Stellar common stock. Based on the closing price of the Company’s common stock of $72.90 on January 27, 2026, the total consideration was valued at approximately $2.00 billion. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals.

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

As of December 31, 2025, the Company had 3,941 full-time equivalent associates, 1,147 of whom were officers of the Bank. Neither the Company nor the Bank is a party to any collective bargaining agreement. The Company is fully committed to the concept and practice of equal opportunity. In 2025, its workforce, from senior officers to tellers, was 51% minority and 75% female.

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

The Company offers a variety of benefits to full-time associates, including Medical Insurance, Dental Insurance, Vision Insurance, Basic Life Insurance, Voluntary Life Insurance, Spouse/Dependent Life Insurance, Short Term Disability, Long Term Disability, Worksite Supplemental Benefits, Flexible Spending Account, 401(k)/Profit Sharing Plan, Paid Time Off and Paid Holidays.

Recruiting, Training, Development and Retention. In order to provide current associates with the opportunity for advancement, the Company posts job opportunities internally for three calendar days before making them available to the public. Of the approximately 1,275 open positions filled in 2025, 255 were filled by internal associates.

The Company recognizes that employee training and development are business imperatives essential to employee retention and providing excellent service. Associates receive formal and informal position specific training on various regulatory compliance topics, person to person functional and product training, policy and procedure documentation, online webinars and videos. The Company has position-specific required training delivered annually, and as industry or bank policy and procedure changes dictate. Associates are encouraged to explore and achieve a full range of training and development opportunities to personalize career development and to prioritize their unique needs and growth opportunities. The Company fosters an environment where associates are encouraged to reach their full potential by enhancing current skills, working toward a future role, or taking steps to build new skills through hands-on learning involving common customer interaction scenarios, coaching conversations, mentor relationships, feedback, performance appraisals and working with role models.

The Company recognizes that associates play a valuable role in its overall success. The Company strives to keep associates motivated and focused as discussed above. All related programs or benefits contribute to the Company’s overall productivity and performance and play a vital role in attracting and retaining associates.

Business Culture. The Company’s directors and officers are important to the Company’s success and play a key role in the Company’s business development efforts by actively participating in civic and public service activities in the communities served by the Company.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of individual consumers and businesses throughout Texas and Oklahoma. At December 31, 2025, the Bank maintained approximately 804,300 separate deposit accounts including certificates of deposit and 65,700 separate loan accounts. At December 31, 2025, noninterest-bearing demand deposits were 33.2% of the Bank’s total deposits. For the year ended December 31, 2025, the Company’s average cost of funds was 1.61%, and the Company’s average cost of deposits (excluding all borrowings) was 1.37%.

The Company has been an active real estate lender, with commercial real estate (including farmland and multi-family residential); 1-4 family residential (including home equity); and construction, land development and other land loans comprising 29.5%, 37.9% and 12.6%, respectively, of the Company’s total loans as of December 31, 2025. The Company is active in commercial and industrial lending, with commercial loans comprising 10.6% of the Company’s total loans as of December 31, 2025. The Company also offers agricultural loans, loans for automobiles and other consumer durables, home equity loans, debit and credit cards, digital banking solutions, trust and wealth management, retail brokerage services, mortgage services and treasury management. The Company offers businesses a broad array of loan products including term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery, land development and interim construction loans for builders, and owner-occupied and non-owner occupied commercial real estate loans. The Company has a Warehouse Purchase Program that allows mortgage banking company customers to close one-to-four-family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors.

By offering certificates of deposit, interest checking accounts, money market accounts and savings accounts at competitive rates, the Company gives its depositors a full range of traditional deposit products.

As of December 31, 2025, the Company’s trust department maintained total assets of $2.89 billion, including managed assets of $2.40 billion. The trust department provides trust services in the Company’s various market areas.

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

Expand Market Share Through Internal Growth and a Disciplined Acquisition Strategy. The Company intends to continue seeking opportunities, both inside and outside its existing markets, to expand either by acquiring existing banks or branches of banks or by establishing new banking centers. All of the Company’s acquisitions have been accretive to earnings within 12 months after acquisition date and generally have supplied the Company with relatively low-cost deposits that have been used to fund the Company’s lending and investing activities. However, future acquisitions, if any, may not be accretive to earnings within any particular time period. Factors used by the Company to evaluate expansion opportunities include (1) the similarity in management and operating philosophies, (2) whether the acquisition will be accretive to earnings and enhance shareholder value, (3) whether the acquisition will strategically expand the Company’s geographic footprint and (4) the opportunity to enhance the Company’s market presence in existing market areas.

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its prudent approach to lending, the Company has emphasized both new and existing loan products, focusing on increasing its commercial real estate, commercial and industrial, and residential real estate loan portfolios. Loans at December 31, 2025, were $21.81 billion compared with $22.15 billion at December 31, 2024, a decrease of $343.8 million or 1.6%. Commercial and industrial loans were $2.30 billion and represented 10.6% of the total loan portfolio as of December 31, 2025. Commercial real estate loans (including multifamily residential and excluding farmland) were $5.78 billion and represented 26.5% of the total portfolio as of December 31, 2025. One-to-four-family residential loans (excluding home equity) were $7.43 billion and represented 34.1% of the total loan portfolio as of December 31, 2025. Construction, land development and other land loans were $2.74 billion and represented 12.6% of the total loan portfolio as of December 31, 2025. Warehouse Purchase Program loans were $1.30 billion and represented 6.0% of the total loan portfolio as of December 31, 2025.

Maintain Sound Asset Quality. The Company continues to maintain the sound asset quality that has been representative of its historical loan portfolio. As the Company continues to diversify and increase its lending activities and acquire loans in acquisitions, it may face higher risks of nonpayment and increased risks in the event of prolonged economic downturns. The Company intends to continue to employ the strict underwriting guidelines and comprehensive loan review processes that have contributed to its low incidence of nonperforming assets and minimal charge-offs in relation to its size. Nonperforming assets were 0.69% of total loans and other real estate at December 31, 2025. Excluding Warehouse Purchase Program loans, nonperforming assets were 0.74% of total loans and other real estate at December 31, 2025. All Warehouse Purchase Program loans were performing loans at December 31, 2025.

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

Incentive Compensation. The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as the Company and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies and the SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2025, these rules have not been implemented.

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

In addition, effective January 1, 2019, the capital rules required a capital conservation buffer of 2.5% above each of the minimum risk-based capital ratio requirements (CET1, Tier 1, and total capital), which is designed to cover expected losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks, or make discretionary bonus payments to executive management without restriction.

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

In 2025, the Company’s and the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. As of December 31, 2025, the Company’s ratio of CET1 to risk-weighted assets was 17.55%, Tier 1 capital to risk-weighted assets was 17.55%, total capital to risk-weighted assets was 18.80% and Tier 1 capital to average quarterly assets (leverage ratio) was 11.93%.

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

In October 2024, the CFPB issued a final rule that requires a provider of payment accounts or products, such as a bank, to make data available to consumers free upon request regarding the products or services they obtain from the provider. Any such data provider is also required to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. The CFPB is revisiting this rule after legal challenges and new leadership, pausing the original 2024 rule’s implementation and launching a new rulemaking process focusing on key issues like data security, fee structures for data access, consumer representation, and data privacy.

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

In 2023 the OCC, FRB and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules would substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. The revised CRA regulations have been subject to an injunction since March 29, 2024. On July 16, 2025, the OCC, FRB, and FDIC issued a joint proposal to rescind the 2023 modernization rule. The agencies continue to apply the CRA rules as they existed before the 2023 modernization, considering the injunction and pending finalization of the rescission of the modernization rule.

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

Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions, inflationary trends, changes in government spending and debt issuances and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, and could also affect (1) the Company’s ability to originate loans, such as decreased demand due to higher interest rates, and obtain deposits, (2) the fair value of the Company’s financial assets and liabilities and (3) the average duration of the Company’s mortgage-backed securities portfolio. Beginning early in 2022, in response to growing signs of inflation, the Federal Reserve Board increased interest rates rapidly; however, interest rates have decreased following three cuts to the Federal Funds rate by the Federal Reserve Board in 2024, and an additional three cuts in 2025 in response to declining inflation. New appointments to the Federal Reserve Board, or increased political pressures on the Federal Reserve Board, could impact monetary policy, which will directly impact our liquidity, results of operations, financial condition and capital position. Although the inflationary outlook in the United States has improved, it remains above the Federal Reserve Board’s target and the Federal Reserve Board may take further actions to mitigate inflationary pressures. Further reductions in interest rates by the FOMC could exacerbate inflationary pressures. If heightened inflation continues, sustained higher interest rates by the FOMC may be needed, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in a further increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, could adversely affect our business, financial condition and results of operations.

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

In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of military conflict, including conflicts in Ukraine and the Middle East, terrorism or other geopolitical events. Current economic conditions are significantly affected by elevated interest rates and levels of inflation. Continuing inflationary pressures in 2026 could lead to increased costs to the Company’s customers, making it more difficult for them to repay their loans or other obligations, which would increase the Company’s credit risk.

Despite recent interest rate cuts, any future need to increase rates to address persistent or renewed inflationary pressures could increase borrowing costs for customers, potentially leading to reduced loan demand, increased credit risk, and weakened asset values in the Company’s lending portfolio. Changes in trade policies by the United States or other countries, such as tariffs or retaliatory tariffs, could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability, and may cause inflation which could impact the prices of products sold by the Company’s borrowers and have the potential to reduce demand for their products impacting their profitability and making it difficult for borrowers to repay their loans. The Company’s general business strategy may be adversely affected by any such economic downturn, volatile business environment, hostile third-party action or unpredictable and unstable market conditions. Further, evolving responses from federal and state governments and other regulators, and the Company’s customers or vendors, to new challenges such as climate change have impacted and could continue to impact the economic and political conditions under which the Company operates, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s success depends primarily on the general economic conditions of the primary markets in Texas and Oklahoma in which it operates and where its loans are concentrated. The local economic conditions in Texas and Oklahoma have a significant impact on the Company’s commercial, real estate and construction, land development and other land loans; the ability of its borrowers to repay their loans; and the value of the collateral securing these loans. Accordingly, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. In addition, due to the large number of oil and gas companies in the Company’s market areas, the volatility in oil prices may negatively impact economic conditions in these areas. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company could experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, tariff or trade policies, inflation, an increase or decline in commodity prices, recession, weather extremes, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and could negatively affect the Company’s financial condition, results of operations and cash flows.

The Company’s dependence on loans secured by real estate subjects it to risks relating to fluctuations in the real estate market that could adversely affect its financial condition, results of operations and cash flows.

Approximately 80.0% of the Company’s total loans as of December 31, 2025, consisted of loans included in the real estate loan portfolio, with 29.5% in commercial real estate (including farmland and multifamily residential), 37.9% in residential real estate (including home equity) and 12.6% in construction, land development and other land loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The market value for real estate can fluctuate significantly over a relatively short period as a result of conditions in the Company’s primary market areas, due to economic downturns, changes in the economic health of industries heavily concentrated in a particular market area, housing supply, or changes in market interest rates. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for credit losses, which could adversely affect its financial condition, results of operations and cash flows.

The Company’s commercial real estate and commercial loans expose it to increased credit risks, and these risks will increase if the Company succeeds in increasing these types of loans.

The Company has emphasized both new and existing loan products, focusing on managing its commercial real estate (including farmland and multifamily residential) and commercial loan portfolios, and intends to continue to increase its lending activities and acquire loans in possible future acquisitions. As a result, commercial real estate and commercial loans as a proportion of its portfolio could increase. As of December 31, 2025, commercial real estate (including farmland and multifamily residential) and commercial loans comprised approximately 40.1% of the Company’s loan portfolio. In general, commercial real estate loans and commercial loans pose greater credit risks than do owner-occupied residential real estate loans. These types of loans are also typically larger than residential real estate loans. Accordingly, the deterioration of one or several of these loans could cause a significant increase in nonperforming loans, which could result in a loss of earnings from these loans and an increase in the provision for credit losses and net charge-offs.

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

As of December 31, 2025, commercial real estate loans (including multifamily residential and excluding farmland) comprised approximately 26.5% of the Company’s loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than residential real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations or policies. Commercial real estate markets continue to be impacted by the economic disruptions caused by the COVID-19 pandemic. The pandemic has also been a catalyst for the evolution of various remote work options that could have an adverse effect on the long-term performance of some types of office properties within the Company’s commercial real estate portfolio. A failure by the Company to have adequate risk management policies, procedures and controls could adversely affect the Company’s ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

As of December 31, 2025, funded commitments to oil and gas production and service companies represented 2.0% of total loans, excluding Warehouse Purchase Program loans. Further, energy production and related industries represent a large part of the economies in many of the Company’s market areas. The energy industry and market prices for oil and gas have historically been cyclical. Global wars, military conflicts, terrorism, governmental and social responses to environmental issues and climate change, or other geopolitical events as well as actions by members of the Organization of Petroleum Exporting Countries can impact global crude oil and gas production levels and lead to significant volatility in global oil and gas supplies and market prices. Prolonged periods of low oil and gas commodity prices could negatively impact the Company’s borrowers' ability to pay, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. Future oil price volatility could have negative impacts on the U.S. economy, in particular, the economies of energy-dominant states such as Texas, and the Company’s borrowers and customers. Such negative impacts could result in an increased rate of loan delinquencies and credit losses which, accordingly, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company relies heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans the Company will originate, as well as the terms of those loans. If any of the information upon which the Company relies is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or the Company may fund a loan that it would not have funded or on terms it would not have extended. Whether a misrepresentation is made by the applicant or another third-party, the Company generally bears the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the monetary losses the Company may suffer. The Company believes it has underwriting and operational controls in place to prevent or detect such fraud, but these controls may not be effective in detecting fraud and the Company could experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect financial results or reputation. The Company’s lending customers may also experience fraud in their businesses, which could adversely affect their ability to repay their loans or make use of services. The Company’s and its customers’ exposure to fraud may increase the Company’s financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in the allowance for credit losses. Some level of fraud loss is unavoidable, and the risk of loss cannot be eliminated.

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

The Company is subject to risks related to the pending acquisition of Stellar and the recent acquisitions of American and Southwest.

The Company recently completed the acquisitions of American and Southwest and the acquisition of Stellar is pending. The completed and pending acquisitions involve strategic and operational risks and uncertainties, including the risk that the Stellar acquisition will not close; the diversion of management's time on issues related to the acquisitions and integration rather than ongoing business concerns; unexpected transaction costs, including the costs of integrating operations; the risk that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies; the risk of deposit and customer attrition; regulatory enforcement and litigation risk; unexpected operating and other costs; the risk of customer and employee loss and business disruptions and increased competitive pressures and solicitations of customers by competitors. These risks, individually or in combination, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Acquisitions of financial institutions, such as the recent acquisitions of Southwest, American, Lone Star and First Bancshares of Texas, Inc., and the pending acquisition of Stellar, involve operational risks and uncertainties. Acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect the Company’s organization. The Company may not be able to complete future acquisitions; and, if completed, the Company may not be able to successfully integrate the operations, management, products and services of the entities that it acquires and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from the Company’s management that they would otherwise direct at servicing existing business and developing new business. The Company’s inability to find suitable acquisition candidates or failure to successfully integrate the entities it acquires into its existing operations may increase its operating costs significantly and adversely affect its business and earnings. Acquisitions may also result in potential dilution to existing shareholders of the Company’s earnings per share if the Company issues common stock in connection with an acquisition.

Regulatory approvals for acquisitions may be delayed, impeded, or prohibited.

Acquisitions by financial institutions are subject to approval by a variety of federal and state regulatory agencies. If the Company fails to receive the appropriate regulatory approvals, it will not be able to consummate an acquisition that it believes is in the Company’s best interests. Among other things, the Company’s regulators consider its capital, liquidity, profitability, regulatory compliance, including with respect to anti-money laundering obligations, consumer protection laws and CRA obligations and levels of goodwill and intangibles when considering acquisition and expansion proposals.Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues the Company has, or may have, with regulatory agencies, including, without limitation, issues related to Bank Secrecy Act compliance, Community Reinvestment Act issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other similar laws and regulations. The Company may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of its inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2025, the Company’s goodwill totaled $3.50 billion. Although the Company has not recorded any such impairment charges since it initially recorded the goodwill, the Company’s future evaluations of goodwill could result in findings of impairment and related write-downs, which may have a material adverse effect on its financial condition and results of operations.

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

An interruption in the Company’s information systems or compromise in security of the Company’s information systems may result in a loss of customer business and have an adverse effect on the Company’s results of operations, financial condition and cash flows.

The Company relies heavily on communications and information systems to conduct its business and store sensitive data, including those maintained with the Company’s service providers and vendors. Any failure, interruption or compromise in security of these systems, whether caused by physical damage, internal or external threat actors, viruses or other malware, phishing attempts, brute force attacks, exploiting software vulnerabilities (including “zero-day attacks”), ransomware, supply chain attacks, and other events could jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure as well as result in failures or disruptions in the Company’s customer relationship management, general ledger, deposits, servicing or loan origination systems. The amount of cyber insurance coverage that the Company maintains and expects would apply in the event of various cyberattack scenarios may not be adequate in any particular case. In addition, cyber threat scenarios are inherently difficult to predict and can take many forms, some of which may not be covered under the Company’s cyber insurance coverage. Security measures that the Company, with the help of third-party service providers, has implemented or intends to continue to implement to prevent damage from cyberattacks may not entirely mitigate these risks. In addition, increases in cyber threats and the sophistication of bad actors, advances in computer capabilities, new discoveries in the field of cryptography and/or artificial intelligence, or other developments could result in a compromise of the programs and processes that the Company and its third-party service providers use to protect client transaction data. The Company’s efforts to maintain the security and integrity of its information systems and its measures to manage the risks of a security incident or disruption may not be effective, and attempted security incidents or disruptions could be successful or damaging. Security incidents also may occur as a result of remote working arrangements.

Compromises of the Company’s or vendors’ systems, thefts of data and other incidents and criminal activity may result in significant disruptions to the Company’s operations, significant costs to respond or remediate losses, damage to the Company’s customer relationships, regulatory scrutiny and enforcement, civil litigation and possible financial liability and/or loss of future business opportunities due to reputational damage, sanctions, fines or penalties (which may not be covered by the Company’s insurance policies), negative publicity, release of sensitive and/or confidential information, diversion of the attention of management away from the operation of our business, increases in operating expenses, and lost revenues any of which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because attempted security incidents, particularly cyberattacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are rapidly and constantly evolving and generally are not recognized until launched against a target, in some cases are designed not to be detected and, in fact, may not be detected for a period of time or at all. Accordingly, the Company may be unable to anticipate or be prepared for these techniques or to implement adequate security barriers or other preventative measures, and thus it is not possible for the Company to entirely mitigate this risk. Data privacy laws also continue to evolve, with states increasingly proposing or enacting legislation that relates to data privacy and data protection. The Company may be required to incur additional expense to comply with these evolving regulations and could face penalties for violating any of these regulations.

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

The banking industry is subject to rapid and significant technological change. To compete effectively, the Company and its third-party (or fourth party) vendors may use new and evolving technologies, including AI and machine learning, to help improve its customer service and products and to automate certain business decisions or risk management practices. The Company’s direct or indirect use of AI and machine learning is subject to risks that algorithms and datasets are flawed or may be insufficient or contain biased information. In addition, the models and processes relating to AI and machine learning are not always transparent, which could increase the risk of unintended deficiencies. These deficiencies could result in inaccurate and ineffective decisions, predictions or analysis, which could subject the Company to competitive harm, legal liability, increased regulatory scrutiny, reputational harm or other consequences that the Company may not be able to predict, any of which could negatively affect the Company’s financial condition and results of operations.

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

Climate change, including the regulatory response thereto, could have a material negative impact on the Company and its customers.

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

Climate change also exposes the Company to risks associated with the transition to a less carbon-dependent economy. These transition risks may result from changes in policies, laws and regulations, technologies, and/or market preferences to address climate change. Such changes could have a material adverse effect on the Company’s business, results of operations, financial condition and/or reputation, in addition to having a similar impact on the Company’s customers. The Company has customers who operate in carbon-intensive industries, such as the oil and gas industry, that are exposed to risks related to the transition to a less carbon-dependent economy, as well as customers who operate in low-carbon industries that may be subject to risks associated with new technologies. However, under the current administration, federal policy has shifted to reduce the emphasis on climate change initiatives and environmental regulations. This includes scaling back federal participation in international agreements, and reducing regulatory pressures on businesses, including banks, to address climate-related risks. Federal legislative and regulatory proposals aimed at combating climate change have and may continue to face greater scrutiny or diminished priority. However, state and local regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, continue to affect our business operations.

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

The structure of the Company’s information security program is designed around the National Institute of Standards and Technology Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, the Company leverages certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. The Chief Information Security Officer (“CISO”), who reports directly to the Chief Risk Officer (“CRO”), and the Chief Information Officer (“CIO”), who reports directly to the Director of Corporate Strategy, along with key members of their teams, regularly collaborate with peer banks and industry groups to discuss cybersecurity trends, issues and best practices. The information security program is periodically reviewed with the goal of addressing changing threats and conditions.

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

The Company maintains an Information Security Incident Response Policy (“Incident Response Policy”) and related procedures that provide a documented framework for responding to actual or potential cybersecurity incidents, including timely escalation of incidents to the Crisis Management Team, the Chief Executive Officer and/or the Company’s and Bank’s Board of Directors (as appropriate), and notification to the appropriate regulatory and governmental authorities. The Incident Response Policy and related procedures are coordinated through the CRO and key members of management, including but not limited to representatives from the information security, information technology and legal teams that are embedded into the procedures by design. The Incident Response Policy facilitates coordination across multiple parts of the organization and is evaluated at least annually.

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

The CISO is accountable for managing the enterprise information security department and delivering the information security program. The responsibilities of the information security department include threat detection and prevention, cybersecurity risk assessment, a portion of defense operations, incident management, vulnerability assessment, threat intelligence, and security awareness training. The department also supports the Company’s Third-Party Risk Management program by providing subject-matter expertise and oversight with respect to cybersecurity risks associated with third-party service providers. The Company’s information technology department works together with information security in defense operations and is responsible for business resilience, including identity management.

The Company’s CISO has over 20 years of experience in information technology, cybersecurity, and information security for financial institutions and other businesses. The CISO is a Certified Information Systems Security Professional, a Certified Cloud Security Professional, and a Certified Information Security Manager, and serves as a member of cybersecurity advisory councils. He holds a certificate from the Chief Information Security Certificate Program, Cybersecurity at Carnegie Mellon University – Heinz College of Information Systems and Public Policy.

ITEM 2. PROPERTIES

As of December 31, 2025, the Company conducted business at 283 full-service banking centers. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe, Houston, Texas. The Company also owns or leases other facilities in which its banking centers are located as listed below by geographical market area. The Company also owns or leases various corporate and operations offices. The expiration dates of the leases range from 2026 to 2033 and do not include renewal periods which may be available at the Company’s option.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2025:

Geographical Area	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2025
			(dollars in thousands)
Bryan/College Station area	15	—	$1,663,547
Houston area	62	13	7,168,130
Central Texas area	31	2	2,156,526
Dallas/Fort Worth area	61	20	5,963,941
East Texas area	22	—	1,118,280
West Texas area	45	9	5,150,871
South Texas area	33	3	3,796,799
Central Oklahoma area	6	1	553,115
Tulsa Oklahoma area	8	2	911,275
	283	50	$28,482,484

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The Company’s common stock is listed on the New York Stock Exchange under the symbol “PB.” As of February 23, 2026, there were 101,581,522 shares outstanding and 4,894 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

Dividends

Holders of common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. Although the Company has declared dividends on its common stock since 1994, and paid quarterly dividends aggregating $2.34 per share for 2025 and $2.26 per share for 2024, the Company could discontinue payment of dividends in the future. Future dividends on the common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the Board of Directors of the Company.

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

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter) for the Company’s last two fiscal years were as follows:

	2025	2024
Fourth Quarter	$0.60	$0.58
Third Quarter	0.58	0.56
Second Quarter	0.58	0.56
First Quarter	0.58	0.56

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025, regarding the Company’s equity compensation plan under which the Company’s equity securities are authorized for issuance. As of December 31, 2025, the Company had shares of restricted stock outstanding under its 2020 Stock Incentive Plan, which was approved by the Company’s shareholders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,382,031	(1)
Equity compensation plans not approved by security holders	—	—	—
	—	$—	1,382,031

(1)
All of these awards are available under the Company’s 2020 Stock Incentive Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table details the Company’s repurchases of shares of its common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)
October 1 - October 31, 2025	—	—	—	4,464,336
November 1 - November 30, 2025	1,819,342	$66.75	1,819,342	2,644,994
December 1 - December 31, 2025	225,000	$69.95	225,000	2,419,994
Total	2,044,342	$67.10	2,044,342

(1) On January 21, 2025, the Company announced a stock repurchase program under which up to 5%, or approximately 4.8 million shares, of its outstanding common stock may be acquired over a one-year period expiring on January 21, 2026, at the discretion of management. On January 26, 2026, the Company announced a stock repurchase program under which up to 5%, or approximately 4.87 million shares, of its outstanding common stock may be acquired over a one-year period expiring on January 26, 2027, at the discretion of management. Under the 2026 stock repurchase program, the Company may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” for additional information.

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

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2020 to December 31, 2025, with the cumulative total return of the S&P 500 Total Return Index and the KBW Nasdaq Regional Banking Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2020 in the Company’s common stock, the S&P 500 Total Return Index and the KBW Nasdaq Regional Banking Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Prosperity Bancshares, Inc., the S&P 500 Index,
and the KBW NASDAQ Regional Banking Index

$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Prosperity Bancshares, Inc.
S&P 500
KBW NASDAQ Regional Banking

* $100 invested on 12/31/20 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

	12/20	12/21	12/22	12/23	12/24	12/25
Prosperity Bancshares, Inc.	$100.00	$107.13	$111.01	$107.23	$123.40	$117.06
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
KBW NASDAQ Regional Banking	100.00	136.64	127.17	126.66	143.38	152.71

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.

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
•
the risks relating to the pending acquisition of Stellar Bancorp, Inc. and the recent acquisitions of American and Southwest including, without limitation: the risk that the Stellar acquisition will not close; the diversion of management's time on issues related to the acquisitions and integration; unexpected transaction costs, including the costs of integrating operations; the risk that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies; the risk of deposit and customer attrition; regulatory enforcement and litigation risk; unexpected operating and other costs; the risk of customer and employee loss and business disruptions; increased competitive pressures and solicitations of customers by competitors;
•
the timing, impact and other uncertainties of any future acquisitions, including the pending acquisition of Stellar, and the Company’s ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the ability to enter new markets successfully and capitalize on growth opportunities;
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
•
changes in trade policies by the United States or other countries, such as the imposition of tariffs or retaliatory tariffs or other trade barriers;
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

Net income was $542.8 million, $479.4 million and $419.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, and diluted earnings per share were $5.72, $5.05 and $4.51, respectively, for these same periods. Net income and net income per diluted common share for the year ended December 31, 2025, were impacted by an increase in net interest income, lower merger related provision and expenses, and lower regulatory assessments and FDIC insurance, partially offset by a decrease in net gain on sale or write-up of securities. Net income and net income per diluted common share for the year ended December 31, 2024 were impacted by an increase in net interest income, a decrease in the FDIC special assessment of $16.3 million, a gain on Visa Class B-1 stock exchange net of investment securities sales of $11.2 million, a decrease in merger related provision for credit losses of $9.5 million, a decrease in merger related expenses of $10.7 million, and increases in noninterest income and noninterest expense related to nine months of Lone Star Bank operations.

The Company posted returns on average assets of 1.42%, 1.21% and 1.08% and returns on average common equity of 7.14%, 6.56% and 6.03% for the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s efficiency ratio was 44.55% in 2025, 48.43% in 2024 and 50.26% in 2023. The efficiency ratio is calculated by dividing total noninterest expense (excluding net gains and losses on the sale, write-down or write-up of assets and securities) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale of assets and securities are not included. Additionally, taxes are not part of this calculation.

Total assets were $38.46 billion at December 31, 2025 , a decrease of $1.10 billion or 2.8% compared with $39.57 billion at December 31, 2024. Total deposits were $28.48 billion at December 31, 2025, an increase of $101.1 million or 0.4% compared with $28.38 billion at December 31, 2024. Total loans were $21.81 billion at December 31, 2025, a decrease of $343.8 million or 1.6% compared with $22.15 billion at December 31, 2024. At December 31, 2025, the Company had $137.5 million in nonperforming loans, and its allowance for credit losses on loans was $333.7 million compared with $75.8 million in nonperforming loans and an allowance for credit losses on loans of $351.8 million at December 31, 2024. Shareholders’ equity was $7.62 billion and $7.44 billion at December 31, 2025 and 2024, respectively.

Recent Acquisition

Acquisition of Lone Star State Bancshares, Inc. — Effective April 1, 2024, the Company completed the merger of Lone Star State Bancshares, Inc. (“Lone Star”) into the Company and the subsequent merger of its wholly owned subsidiary, Lone Star State Bank of West Texas (“Lone Star Bank”), into the Bank (collectively, the “Lone Star Merger”). Lone Star operated five full-service banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. Pursuant to the terms of the definitive agreement, the Company issued 2,376,182 shares of its common stock plus approximately $64.1 million in cash for all outstanding shares of Lone Star. This resulted in goodwill of $106.7 million as of December 31, 2025, which reflected all final subsequent fair value adjustments. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $17.7 million of core deposit intangibles related to the Lone Star Merger. In October 2024, the Company completed the operational conversion of Lone Star Bank.

Subsequent Events

Acquisition of American Bank Holding Corporation — On January 1, 2026, the Company completed the merger of American Bank Holding Corporation (“American”) into the Company and the subsequent merger of its wholly owned subsidiary American Bank, N.A. (“American Bank”), into the Bank (collectively, the “American Merger”). American Bank operated 18 banking offices and 2 loan production offices in South and Central Texas including its main office in Corpus Christi, and banking offices in San Antonio, Austin, Victoria and the greater Corpus Christi area including Port Aransas and Rockport and a loan production office in Houston, Texas. Pursuant to the terms of the definitive agreement, the Company issued 4,439,938 shares of its common stock for all outstanding shares of American common stock in the first quarter of 2026.

Acquisition of Southwest Bancshares, Inc. — On February 1, 2026, the Company completed the merger of Southwest Bancshares, Inc. (“Southwest”) into the Company and the subsequent merger of its wholly owned subsidiary Texas Partners Bank (“Texas Partners”), into the Bank (collectively, the “Southwest Merger”). Texas Partners operated 11 banking offices in Central Texas including its main office in San Antonio, and banking offices in the San Antonio area, Austin and the Hill Country. Pursuant to the terms of the definitive agreement, the Company issued 4,094,974 shares of its common stock for all outstanding shares of Southwest common stock in the first quarter of 2026.

Pending Acquisition of Stellar Bancorp, Inc.— On January 28, 2026, the Company and Stellar Bancorp, Inc. (“Stellar”) jointly announced the signing of a definitive merger agreement whereby Stellar, the parent company of Stellar Bank (“Stellar Bank”), will merge with and into the Company and Stellar Bank will merge with and into the Bank. Stellar Bank operates 52 banking offices in greater Houston and Beaumont, Texas and surrounding areas. Under the terms and subject to the conditions of the definitive agreement, the Company will issue 0.3803 shares of its common stock and $11.36 in cash for each outstanding share of Stellar common stock. Based on the closing price of the Company’s common stock of $72.90 on January 27, 2026, the total consideration was valued at approximately $2.00 billion. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals.

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

Allowance for Credit Losses— The allowance for credit losses is accounted for in accordance with FASB ASC Topic 326, “Financial Instruments-Credit Losses” (“CECL”), which uses an expected loss methodology that is referred to as the current expected credit loss methodology. CECL requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is an allowance available for losses on loans and held-to-maturity securities that is deducted from the amortized cost basis to estimate the net amount expected to be collected. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is likely and can be reasonably estimated. Recoveries are credited to the allowance at the time of recovery.

The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on expected losses on impaired loans and certain purchased credit-deteriorated loans (“PCD”); and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. Based on this evaluation, management has established an allowance for credit losses that it believes is management’s best estimate of current expected credit losses in the Company’s loan portfolio.

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

The Company had no intangible assets with indefinite useful lives at December 31, 2025. Core deposit intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These core deposit intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. The Company performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. Based on the Company’s annual goodwill impairment test as of October 1, 2025, management does not believe any of its goodwill is impaired as of December 31, 2025, because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at December 31, 2025, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

2025 versus 2024. Net interest income before the provision for credit losses for 2025 was $1.08 billion compared with $1.03 billion for 2024, an increase of $55.0 million or 5.4%. The change was primarily due to a decrease in the average balances and average rates on other borrowings and a decrease in the average rates on interest-bearing deposits, partially offset by a decrease in the average balances and average rates on federal funds sold and other earning assets, a decrease in the average balances on investment securities, a decrease in the average rates on loans and a decrease in loan discount accretion of $5.1 million. Interest income was $1.57 billion in 2025, a decrease of $53.4 million or 3.3% compared with 2024. Interest income on loans was $1.30 billion for 2025, a decrease of $17.7 million or 1.3% compared with 2024, primarily due to a decrease in the average rates on loans and a decrease in loan discount accretion of $5.1 million. The Company had $22.7 million of total outstanding net accretable discounts on Non-PCD loans and PCD loans at December 31, 2025. Interest income on securities was $230.7 million during 2025, a decrease of $16.0 million or 6.5% compared with 2024, primarily due to a decrease in the average balances on investment securities. Average interest-bearing liabilities decreased $1.32 billion or 5.9% during 2025 compared with 2024. The average rate on interest-bearing liabilities decreased from 2.69% to 2.34% during the same time period, resulting in a decrease in interest expense of $108.4 million. The total cost of funds decreased to 1.61% during 2025 compared to 1.87% during 2024.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.22% on a tax equivalent basis for 2025, an increase of 29 basis points compared with 2.93% for 2024.

2024 versus 2023. Net interest income before the provision for credit losses for 2024 was $1.03 billion compared with $956.4 million for 2023, an increase of $70.1 million or 7.3%. The change was primarily due to an increase in the average balances and average rates on loans and on federal funds sold and other earning assets, an increase in loan discount accretion of $9.4 million and a decrease in the average balance and rates on other borrowings, partially offset by a decrease in the average balances on investment securities and an increase in the average balances and rates on interest-bearing deposits. Interest income was $1.62 billion in 2024, an increase of $179.2 million or 12.4% compared with 2023. Interest income on loans was $1.31 billion for 2024, an increase of $164.2 million or 14.3% compared with 2023, primarily due to an increase in the average balances and average rates on loans. The Company had $35.2 million of total outstanding net accretable discounts on Non-PCD loans and PCD loans at December 31, 2024. Interest income on securities was $246.7 million during 2024, a decrease of $36.6 million or 12.9% compared with 2023, primarily due to a decrease in the average balances on investment securities. Average interest-bearing liabilities increased $699.4 million or 3.3% during 2024 compared with 2023. The average rate on interest-bearing liabilities increased from 2.27% to 2.69% during the same time period, resulting in an increase in interest expense of $109.1 million. The total cost of funds increased to 1.87% during 2024 compared to 1.54% during 2023.

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

	Years Ended December 31,
	2025			2024			2023
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans held for sale	$9,215	$608	6.60%	$7,603	$522	6.87%	$6,508	$452	6.95%
Loans held for investment	20,829,523	1,224,368	5.88%	20,973,042	1,242,836	5.93%	19,754,541	1,089,743	5.52%
Loans held for investment - Warehouse Purchase Program	1,134,031	70,498	6.22%	973,206	69,804	7.17%	815,853	58,801	7.21%
Total loans	21,972,769	1,295,474	5.90%	21,953,851	1,313,162	5.98%	20,576,902	1,148,996	5.58%
Investment securities	10,696,480	230,696	2.16%	11,934,793	246,726	2.07%	13,719,899	283,302	2.06%
Federal funds sold and other earning assets	1,010,707	44,153	4.37%	1,216,728	63,825	5.25%	248,691	12,245	4.92%
Total interest-earning assets	33,679,956	1,570,323	4.66%	35,105,372	1,623,713	4.63%	34,545,492	1,444,543	4.18%
Allowance for credit losses on loans	(345,158)			(344,167)			(314,350)
Noninterest-earning assets	4,946,200			4,839,630			4,741,815
Total assets	$38,280,998			$39,600,835			$38,972,957
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$4,873,634	$35,917	0.74%	$4,900,189	$35,342	0.72%	$5,150,049	$19,554	0.38%
Savings and money market deposits	8,996,090	183,146	2.04%	8,949,010	194,317	2.17%	9,129,845	168,184	1.84%
Certificates and other time deposits	4,434,168	160,914	3.63%	4,301,763	178,965	4.16%	2,832,754	84,607	2.99%
Federal funds purchased and other borrowings	2,389,589	104,234	4.36%	3,802,910	181,640	4.78%	4,008,616	206,323	5.15%
Securities sold under repurchase agreements	196,205	4,620	2.35%	257,171	6,954	2.70%	389,313	9,404	2.42%
Subordinated debentures	—	—	—	—	—	—	1,031	38	3.69%
Total interest-bearing liabilities	20,889,686	488,831	2.34%	22,211,043	597,218	2.69%	21,511,608	488,110	2.27%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	9,501,997			9,683,980			10,224,241
Allowance for credit losses on off-balance sheet credit exposures	37,646			37,134			33,271
Other liabilities	246,359			363,607			253,047
Total liabilities	30,675,688			32,295,764			32,022,167
Shareholders' equity	7,605,310			7,305,071			6,950,790
Total liabilities and shareholders' equity	$38,280,998			$39,600,835			$38,972,957
Net interest rate spread			2.32%			1.94%			1.91%
Net interest income and margin(1)		$1,081,492	3.21%		$1,026,495	2.92%		$956,433	2.77%
Net interest income and margin (tax equivalent)(2)		$1,083,677	3.22%		$1,029,678	2.93%		$960,073	2.78%

(1)
The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)
In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax equivalent adjustment has been computed using a federal income tax rate of 21% and other applicable effective tax rates for the years ended December 31, 2025, 2024 and 2023.

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

	Years Ended December 31,
	2025 vs. 2024			2024 vs. 2023
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$111	$(25)	$86	$76	$(6)	$70
Loans held for investment	(8,505)	(9,963)	(18,468)	67,218	85,875	153,093
Loans held for investment - Warehouse Purchase Program	11,535	(10,841)	694	11,341	(338)	11,003
Securities	(25,599)	9,569	(16,030)	(36,861)	285	(36,576)
Federal funds sold and other temporary investments	(10,807)	(8,865)	(19,672)	47,664	3,916	51,580
Total (decrease) increase in interest income	(33,265)	(20,125)	(53,390)	89,438	89,732	179,170
Interest-bearing liabilities:
Interest-bearing demand deposits	(192)	767	575	(949)	16,737	15,788
Savings and money market accounts	1,022	(12,193)	(11,171)	(3,331)	29,464	26,133
Certificates of deposit	5,508	(23,559)	(18,051)	43,875	50,483	94,358
Other borrowings	(67,505)	(9,901)	(77,406)	(10,588)	(14,095)	(24,683)
Securities sold under repurchase agreements	(1,649)	(685)	(2,334)	(3,192)	742	(2,450)
Subordinated debentures	—	—	—	(38)	—	(38)
Total (decrease) increase in interest expense	(62,816)	(45,571)	(108,387)	25,777	83,331	109,108
Increase in net interest income	$29,551	$25,446	$54,997	$63,661	$6,401	$70,062

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income to bring the Company’s allowance for credit losses on loans and off-balance sheets credit exposures to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses” and “Financial Condition—Allowance for Credit Losses on Off-Balance Sheet Credit Exposures”. The allowance for credit losses on loans at December 31, 2025, was $333.7 million, or 1.53% of total loans and 1.63% of total loans excluding Warehouse Purchase Program loans. The allowance for credit losses on loans at December 31, 2024, was $351.8 million, or 1.59% of total loans and 1.67% of total loans excluding Warehouse Purchase Program loans. Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given defaults and recovery rates, with no carryover of any existing allowance for credit losses. The allowance for credit losses on off-balance sheet credit exposures was $37.6 million at December 31, 2025 and 2024. There was no provision for credit losses for the year ended December 31, 2025, compared with $9.1 million for the year ended December 31, 2024, and $18.5 million for the year ended December 31, 2023. The $9.1 million provision was due to loans acquired in the Lone Star Merger and consisted of a $7.9 million provision for credit losses on loans and a $1.2 million provision for credit losses on off-balance sheet credit exposures. The $18.5 million provision was made as a result of the loans acquired in the merger of First Bancshares of Texas, Inc., and consisted of a $12.0 million provision for credit losses on loans and a $6.5 million provision for credit losses on off-balance sheet credit exposures.

Net charge-offs for the years ended December 31, 2025, 2024 and 2023 were $18.1 million, $14.6 million and $38.0 million, respectively. For the year ended December 31, 2025, $18.9 million of reserves on resolved PCD loans without any related charge-offs were released to the general reserve.

Noninterest Income

The Company’s primary sources of recurring noninterest income are credit, debit and ATM card income, nonsufficient funds (“NSF”) fees, and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its various additional products and services, including trust services, mortgage lending and brokerage. Noninterest income does not include loan origination fees, which are recognized over the life of the related loan as an adjustment to yield using the interest method. For the year ended December 31, 2025, noninterest income totaled $168.3 million, an increase of $2.5 million or 1.5%, compared with 2024. This increase was primarily due to increases in other noninterest income and service charges on deposit accounts, partially offset by a decrease in net gain on sale or write-up of securities.

For the year ended December 31, 2024, noninterest income totaled $165.8 million, an increase of $12.5 million or 8.2%, compared with 2023. This increase was primarily due to a gain on Visa Class B-1 stock exchange net of investment securities sales of $11.2 million and increases in service charges on deposit accounts, partially offset by a decrease in other noninterest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$37,552	$35,417	$33,691
Credit card, debit card and ATM card income	37,408	37,308	36,471
Service charges on deposit accounts	29,988	26,498	24,582
Trust income	14,648	14,750	13,269
Mortgage income	3,859	3,096	2,298
Brokerage income	5,385	4,742	4,275
Bank owned life insurance income	8,328	7,980	6,653
Net gain on sale or write-down of assets	1,217	2,824	1,986
Net gain on sale or write-up of securities	—	11,245	—
Other	29,916	21,949	30,040
Total noninterest income	$168,301	$165,809	$153,265

Noninterest Expense

For the year ended December 31, 2025, noninterest expense totaled $556.2 million, a decrease of $14.4 million or 2.5% compared with 2024. The change was primarily due to lower regulatory assessments and FDIC insurance, a reversal of the 2024 FDIC special assessment, a decrease in other noninterest expense and a decrease in merger related expenses.

For the year ended December 31, 2024, noninterest expense totaled $570.6 million, an increase of $13.9 million or 2.5% compared with 2023. The change was primarily due to an increase in salaries and benefits, an increase in credit and debit card, data processing and software amortization and additional expenses related to the Lone Star Merger, partially offset by a decrease in the FDIC special assessment of $16.3 million and a decrease in merger related expenses of $10.7 million.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Salaries and employee benefits(1)	$353,105	$352,353	$328,430
Non-staff expenses:
Net occupancy and equipment	37,088	35,786	35,517
Credit and debit card, data processing and software amortization	48,614	47,300	41,570
Regulatory assessments and FDIC insurance	18,095	27,370	40,165
Core deposit intangibles amortization	14,442	15,670	12,676
Depreciation	19,674	19,054	18,283
Communications(2)	13,988	13,697	14,413
Net other real estate expense (income)(3)	653	(291)	(834)
Merger related expenses	330	4,444	15,133
Other	50,224	55,190	51,345
Total noninterest expense	$556,213	$570,573	$556,698

(1)
Total salaries and employee benefits include $12.1 million, $12.8 million and $12.2 million in 2025, 2024 and 2023, respectively, in stock-based compensation expense.
(2)
Communications expense includes telephone, data circuits, postage, and courier expenses.
(3)
Net other real estate expense consists of rental expense, rental income and gains and losses on sales of real estate.

Salaries and Employee Benefits. Salaries and employee benefits were $353.1 million for the year ended December 31, 2025, compared with $352.4 million for the year ended December 31, 2024. Salaries and employee benefits were $352.4 million for the year ended December 31, 2024, an increase of $23.9 million or 7.3% compared with 2023, primarily as a result of the Lone Star Merger. The number of full-time equivalent associates employed by the Company was 3,941, 3,916 and 3,850 at December 31, 2025, 2024 and 2023, respectively. Total salaries and benefits for the year ended December 31, 2025, included $12.1 million in stock‑based compensation expense compared with $12.8 million and $12.2 million recorded for the years ended December 31, 2024 and 2023, respectively.

Net Occupancy and Equipment. Net occupancy and equipment expense was $37.1 million for the year ended December 31, 2025, an increase of $1.3 million compared with $35.8 million for the year ended December 31, 2024. Net occupancy and equipment expense was $35.8 million for the year ended December 31, 2024, compared with $35.5 million for the year ended December 31, 2023.

Credit and Debit Card, Data Processing and Software Amortization. Credit and debit card, data processing and software amortization expenses were $48.6 million for the year ended December 31, 2025, an increase of $1.3 million or 2.8% compared with 2024. Credit and debit card, data processing and software amortization expenses were $47.3 million for the year ended December 31, 2024, an increase of $5.7 million or 13.8% compared with 2023, primarily due to an increase in software maintenance expense, data processing costs and the Lone Star Merger.

Regulatory Assessments and FDIC Insurance. Regulatory assessments and FDIC insurance assessments were $18.1 million for the year ended December 31, 2025, a decrease of $9.3 million or 33.9% compared with the year ended December 31, 2024, due to a decrease in the FDIC special assessment and a reversal of the 2024 FDIC special assessment. Regulatory assessments and FDIC insurance assessments were $27.4 million for the year ended December 31, 2024, a decrease of $12.8 million or 31.9% compared with the year ended December 31, 2023, due to a decrease in the FDIC special assessment.

Core Deposit Intangibles Amortization. Core deposit intangibles (“CDI”) amortization was $14.4 million for the year ended December 31, 2025, a decrease of $1.2 million or 7.8% compared with the year ended December 31, 2024. CDI amortization was $15.7 million for the year ended December 31, 2024, an increase of $3.0 million or 23.6% compared with the year ended December 31, 2023, primarily due to the Lone Star Merger.

Merger Related Expenses. Merger related expenses were $330 thousand for the year ended December 31, 2025, a decrease of $4.1 million compared with the year ended December 31, 2024. Merger related expenses were $4.4 million for the year ended December 31, 2024, a decrease of $10.7 million, primarily due to lower merger related expenses for the Lone Star Merger.

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

The Company’s efficiency ratio calculated pursuant to GAAP was 44.50% for the year ended December 31, 2025, compared with 47.85% for the year ended December 31, 2024 and 50.17% for the year ended December 31, 2023. The efficiency ratio, as used by the Company, excluding net gains and losses on the sale, write-down or write-up of assets and securities, was 44.55% for the year ended December 31, 2025, compared with 48.43% for the year ended December 31, 2024 and 50.26% for the year ended December 31, 2023.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of nondeductible expenses. Income tax expense was $150.7 million for the year ended December 31, 2025, an increase of $17.5 million or 13.1% compared with $133.3 million for the year ended December 31, 2024. Income tax expense was $133.3 million for the year ended December 31, 2024, an increase of $18.1 million or 15.7% compared with $115.1 million for the year ended December 31, 2023. The effective tax rate for the years ended December 31, 2025, 2024 and 2023 was 21.7%, 21.8% and 21.5%, respectively. The effective income tax rates differed from the U.S. statutory rate of 21% during 2025, 2024 and 2023 primarily due to the effect of tax-exempt income from loans, securities and bank owned life insurance (“BOLI”) offset by the effect of state taxes.

Enactment of the One Big Beautiful Bill Act — On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”), which included certain modifications to U.S. tax law, was enacted. The Company has completed its initial evaluation of the provisions of the OBBB Act and has concluded that it did not have a material impact on the Company's income tax provision for the year ended December 31, 2025.

Financial Condition

Loan Portfolio

At December 31, 2025, total loans were $21.81 billion, a decrease of $343.8 million or 1.6% compared with $22.15 billion at December 31, 2024. Loans at December 31, 2025, included $14.2 million of loans held for sale and $1.30 billion of Warehouse Purchase Program loans. At December 31, 2025, total loans were 76.6% of deposits and 56.7% of total assets. At December 31, 2024, total loans were $22.15 billion, an increase of $968.7 million or 4.6% compared with $21.18 billion at December 31, 2023. Loans at December 31, 2024 included $10.7 million of loans held for sale and $1.08 billion of Warehouse Purchase Program loans. At December 31, 2024, total loans were 78.0% of deposits and 56.0% of total assets.

The following table summarizes the Company’s total loan portfolio by type of loan as of the dates indicated:

	December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$2,303,936	10.6%	$2,508,088	11.3%
Warehouse purchase program	1,304,798	6.0%	1,080,903	4.9%
Real estate:
Construction, land development and other land loans	2,741,455	12.6%	2,859,281	12.9%
1-4 family residential (1)	7,430,929	34.1%	7,581,450	34.2%
Home equity	843,708	3.8%	906,139	4.1%
Commercial real estate (including multi-family residential) (2)	5,776,397	26.5%	5,800,985	26.2%
Farmland	662,031	3.0%	681,883	3.1%
Agriculture	365,873	1.7%	351,663	1.6%
Consumer	106,193	0.5%	122,923	0.5%
Other	270,048	1.2%	255,894	1.2%
Total loans (3)	$21,805,368	100.0%	$22,149,209	100.0%

(1)
Includes loans held for sale of $14.2 million and $10.7 million at December 31, 2025, and 2024, respectively.
(2)
Commercial real estate loans include approximately $1.95 billion and $2.06 billion of owner-occupied loans for the years ended December 31, 2025 and 2024 respectively.
(3)
Includes net fair value discounts on acquired loans of $22.7 million and $35.2 million at December 31, 2025 and 2024, respectively.

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

	December 31, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$14,155	$—	$—	$—	$14,155
Commercial and industrial	1,640,519	529,002	101,750	32,665	2,303,936
Warehouse purchase program	1,304,798	—	—	—	1,304,798
Real estate:
Construction, land development and other land loans	2,468,830	181,271	46,132	45,222	2,741,455
1-4 family residential (including home equity)	7,513,090	185,707	555,827	5,858	8,260,482
Commercial real estate (including multi-family residential)	4,483,549	405,063	705,206	182,579	5,776,397
Farmland	558,958	19,240	62,081	21,752	662,031
Agriculture	273,192	81,208	4,821	6,652	365,873
Consumer and other	320,003	50,788	5,435	15	376,241
Total loans held for investment	18,562,939	1,452,279	1,481,252	294,743	21,791,213
Total	$18,577,094	$1,452,279	$1,481,252	$294,743	$21,805,368

	December 31, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$10,690	$—	$—	$—	$10,690
Commercial and industrial	1,676,205	573,129	228,320	30,434	2,508,088
Warehouse purchase program	1,080,903	—	—	—	1,080,903
Real estate:
Construction, land development and other land loans	2,451,888	203,098	95,402	108,893	2,859,281
1-4 family residential (including home equity)	7,588,289	204,846	676,339	7,425	8,476,899
Commercial real estate (including multi-family residential)	4,255,559	368,320	942,962	234,144	5,800,985
Farmland	550,760	18,000	89,725	23,398	681,883
Agriculture	206,457	97,481	19,426	28,299	351,663
Consumer and other	359,186	9,980	9,610	41	378,817
Total loans held for investment	18,169,247	1,474,854	2,061,784	432,634	22,138,519
Total	$18,179,937	$1,474,854	$2,061,784	$432,634	$22,149,209

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

Included in commercial loans are (1) commitments to oil and gas producers largely secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party and verified by the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of December 31, 2025, the Company had $111.0 million in funded commitments outstanding to oil and gas production companies and $151.7 million in unfunded commitments, for a total of $262.7 million. This compares with funded commitments to oil and gas production companies of $280.3 million and $163.8 million in unfunded commitments, for a total of $444.2 million as of December 31, 2024. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds. As of December 31, 2025, the Company had $328.6 million in funded commitments outstanding to service companies and $137.8 million in unfunded commitments, for a total of $466.4 million. This compares with funded commitments to service companies of $265.7 million and $138.7 million in unfunded commitments, for a total of $404.4 million as of December 31, 2024.

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

At December 31, 2025, the Company had 29 mortgage banking company customers with aggregate uncommitted facilities (“Facilities”) of $2.15 billion and an actual aggregate outstanding balance of $1.30 billion; and the Clients’ individual Facilities ranged in size from $3.0 million to $250.0 million. A Facility is often supported by a payment guaranty of the Client’s owners holding significant ownership positions, along with non-interest-bearing compensating balance deposits in line with the Facility amount. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan curtailments to reduce the Company’s risk if an individual mortgage loan is not timely purchased by an investor. The average mortgage loan being purchased by the Company reflects a blend of Agency and private investor underwriting guidelines. At December 31, 2025, the Company’s mortgage warehouse portfolio had an average loan-to-value ratio (LTV) of 75%, an average credit score of 677 and an average loan size of $339 thousand. The Company’s purchases under these Facilities are priced using a combined base rate and a risk premium set for both product type (Prime, Jumbo, etc.) and age of the loan.

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

Loan Maturities. The contractual maturity ranges of the Company’s loan portfolio, excluding loans held for sale of $14.2 million and Warehouse Purchase Program loans of $1.30 billion, by type of loan and the amount of such loans with predetermined interest rates and variable rates in each maturity range as of December 31, 2025, are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include net loan purchase discounts of $22.7 million.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)
Commercial and industrial	$859,054	$1,006,972	$337,407	$102,598	$2,306,031
Real estate:
Construction, land development and other land loans	415,594	684,370	520,508	1,121,878	2,742,350
1-4 family residential (includes home equity)	52,963	191,857	1,721,423	6,293,179	8,259,422
Commercial (includes multi-family residential)	376,117	1,060,274	2,154,266	2,205,267	5,795,924
Agriculture (includes farmland)	341,380	122,069	229,333	336,163	1,028,945
Consumer and other	77,806	97,761	119,048	81,874	376,489
Total	$2,122,914	$3,163,303	$5,081,985	$10,140,959	$20,509,161
Loans with a predetermined interest rate	$522,339	$1,229,440	$2,757,221	$3,299,005	$7,808,005
Loans with a variable interest rate	1,600,575	1,933,863	2,324,764	6,841,954	12,701,156
Total	$2,122,914	$3,163,303	$5,081,985	$10,140,959	$20,509,161

The following table presents information regarding loans with contractual maturities of one year or more with a predetermined interest rate or a variable interest rate by type of loan at December 31, 2025.

	Loans with a predetermined interest rate	Loans with a variable interest rate	Total
	(Dollars in thousands)
Commercial and industrial	$444,039	$1,002,938	$1,446,977
Real estate:
Construction, land development and other land loans	156,123	2,170,632	2,326,755
1-4 family residential (includes home equity)	4,837,288	3,369,172	8,206,460
Commercial (includes multi-family residential)	1,536,721	3,883,086	5,419,807
Agriculture (includes farmland)	243,427	444,138	687,565
Consumer and other	68,068	230,615	298,683
Total	$7,285,666	$11,100,581	$18,386,247

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

The following table presents information regarding past due loans and nonperforming assets at the dates indicated.

	December 31,
	2025	2024	2023
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$137,217	$73,647	$68,688
Accruing loans 90 or more days past due	317	2,189	2,195
Total nonperforming loans	137,534	75,836	70,883
Repossessed assets	12	4	76
Other real estate	13,296	5,701	1,708
Total nonperforming assets	$150,842	$81,541	$72,667
Nonperforming assets to total loans and other real estate	0.69%	0.37%	0.34%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.74%	0.39%	0.36%
Nonaccrual loans to total loans	0.63%	0.33%	0.32%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.67%	0.35%	0.34%

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

The following tables present information regarding past due loans and nonperforming assets differentiated among originated loans, re-underwritten acquired loans, Non-PCD loans and PCD loans at the dates indicated:

	December 31, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$95,816	$19,208	$6,016	$16,177	$137,217
Accruing loans 90 or more days past due	317	—	—	—	317
Total nonperforming loans	96,133	19,208	6,016	16,177	137,534
Repossessed assets	—	—	12	—	12
Other real estate	8,845	—	395	4,056	13,296
Total nonperforming assets	$104,978	$19,208	$6,423	$20,233	$150,842
Nonperforming assets to total loans and other real estate by category	0.56%	1.32%	0.43%	6.77%	0.69%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.61%	1.32%	0.43%	6.77%	0.74%
Nonaccrual loans to total loans	0.52%	1.32%	0.41%	5.49%	0.63%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.55%	1.32%	0.41%	5.49%	0.67%

	December 31, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$46,280	$4,216	$7,138	$16,013	$73,647
Accruing loans 90 or more days past due	2,189	—	—	—	2,189
Total nonperforming loans	48,469	4,216	7,138	16,013	75,836
Repossessed assets	—	—	4	—	4
Other real estate	3,174	—	854	1,673	5,701
Total nonperforming assets	$51,643	$4,216	$7,996	$17,686	$81,541
Nonperforming assets to total loans and other real estate by category	0.28%	0.29%	0.39%	4.07%	0.37%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate by category	0.30%	0.29%	0.39%	4.07%	0.39%
Nonaccrual loans to total loans	0.25%	0.29%	0.35%	3.70%	0.33%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.27%	0.29%	0.35%	3.70%	0.35%

The Company had $150.8 million in nonperforming assets at December 31, 2025, compared with $81.5 million at December 31, 2024 and $72.7 million at December 31, 2023. The nonperforming assets consisted of 449 separate credits or other real estate properties at December 31, 2025, compared with 368 at December 31, 2024 and 292 at December 31, 2023. The Company had $137.2 million, $73.6 million and $68.7 million in nonaccrual loans at December 31, 2025, 2024 and 2023, respectively.

At December 31, 2025, of the total nonperforming assets, $105.0 million resulted from originated loans, $19.2 million resulted from re-underwritten acquired loans, $6.4 million resulted from Non-PCD loans and $20.2 million resulted from PCD loans. At December 31, 2024, of the total nonperforming assets, $51.6 million resulted from originated loans, $4.2 million resulted from re-underwritten acquired loans, $8.0 million resulted from Non-PCD loans and $17.7 million resulted from PCD loans.

Nonperforming assets were 0.69% and 0.37% of total loans and other real estate at December 31, 2025 and 2024, respectively. The allowance for credit losses on loans as a percentage of total nonperforming loans was 242.7% at December 31, 2025 and 463.9% at December 31, 2024.

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Average loans outstanding	$21,972,769	$21,953,851	$20,576,902
Gross loans outstanding at end of period	$21,805,368	$22,149,209	$21,180,538
Allowance for credit losses on loans at beginning of period	$351,805	$332,362	$281,576
Initial allowance on loans purchased with credit deterioration	—	26,078	76,793
Provision for credit losses	—	7,923	11,984
Charge-offs:
Commercial and industrial	(13,162)	(9,706)	(19,603)
Real estate and agriculture	(4,848)	(4,262)	(17,493)
Consumer and other	(6,480)	(6,271)	(5,688)
Recoveries:
Commercial and industrial	3,059	2,932	3,198
Real estate and agriculture	2,182	1,664	702
Consumer and other	1,186	1,085	893
Net charge-offs(1)	(18,063)	(14,558)	(37,991)
Allowance for credit losses on loans at end of period	$333,742	$351,805	$332,362
Ratio of allowance to end of period loans	1.53%	1.59%	1.57%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program loans	1.63%	1.67%	1.63%
Ratio of net charge-offs to average loans	0.08%	0.07%	0.18%
Ratio of allowance to end of period nonperforming loans	242.7%	463.9%	468.9%
Ratio of allowance to end of period nonaccrual loans	243.2%	477.7%	483.9%

(1)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses that it believes is management’s best estimate of current expected credit losses on the Company’s loan portfolio as of December 31, 2025. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

PCD loans are monitored individually or on a pooled basis quarterly to assess for changes in expected cash flows subsequent to acquisition. If a deterioration in cash flows is identified, an increase to the PCD reserves for that individual loan or pool of loans may be required. PCD loans were recorded at their acquisition date fair values based on expected cash flows with a reserve established for the estimate of expected future cash flows. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses.

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

The following table shows the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to cover expected losses from any loan category.

	December 31,
	2025		2024		2023
	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$77,939	11.2%	$65,500	11.9%	$59,832	11.3%
Real estate	223,664	81.9%	250,866	81.4%	254,091	83.1%
Agriculture and agriculture real estate	23,438	5.0%	27,693	4.9%	11,380	4.0%
Consumer and other	8,701	1.9%	7,746	1.8%	7,059	1.6%
Total allowance for credit losses on loans	$333,742	100.0%	$351,805	100.0%	$332,362	100.0%

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

	As of and for the Year Ended December 31, 2025
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$18,309,842	$3,662,927	$21,972,769
Gross loans outstanding at end of period	$18,577,094	$3,228,274	$21,805,368
Allowance for credit losses on loans at beginning of period	$227,238	$124,567	$351,805
Provision for credit losses	21,943	(21,943)	—
Charge-offs:
Commercial and industrial	(12,321)	(841)	(13,162)
Real estate and agriculture	(2,871)	(1,977)	(4,848)
Consumer and other	(6,159)	(321)	(6,480)
Recoveries:
Commercial and industrial	1,513	1,546	3,059
Real estate and agriculture	900	1,282	2,182
Consumer and other	1,039	147	1,186
Net charge-offs(1)	(17,899)	(164)	(18,063)
Allowance for credit losses on loans at end of period	$231,282	$102,460	$333,742
Ratio of allowance to end of period loans	1.24%	3.17%	1.53%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program loans	1.34%	3.17%	1.63%
Ratio of net charge-offs to average loans	0.10%	0.00%	0.08%
Ratio of allowance to end of period nonperforming loans	240.6%	247.5%	242.7%
Ratio of allowance to end of period nonaccrual loans	241.4%	247.5%	243.2%

	As of and for the Year Ended December 31, 2024
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$18,080,054	$3,873,797	$21,953,851
Gross loans outstanding at end of period	$18,179,937	$3,969,272	$22,149,209
Allowance for credit losses on loans at beginning of period	$222,413	$109,949	$332,362
Initial allowance on loans purchased with credit deterioration	—	26,078	26,078
Provision for credit losses	13,026	(5,103)	7,923
Charge-offs:
Commercial and industrial	(2,521)	(7,185)	(9,706)
Real estate and agriculture	(1,641)	(2,621)	(4,262)
Consumer and other	(5,881)	(390)	(6,271)
Recoveries:
Commercial and industrial	839	2,093	2,932
Real estate and agriculture	41	1,623	1,664
Consumer and other	962	123	1,085
Net charge-offs(1)	(8,201)	(6,357)	(14,558)
Allowance for credit losses on loans at end of period	$227,238	$124,567	$351,805
Ratio of allowance to end of period loans	1.25%	3.14%	1.59%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program loans	1.33%	3.14%	1.67%
Ratio of net charge-offs to average loans	0.05%	0.16%	0.07%
Ratio of allowance to end of period nonperforming loans	468.8%	455.2%	463.9%
Ratio of allowance to end of period nonaccrual loans	491.0%	455.2%	477.7%

(1)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $21.4 million during the year ended December 31, 2025, compared with $10.0 million during the year ended December 31, 2024. Partially offsetting these charge-offs were recoveries on originated loans of $3.5 million for the year ended December 31, 2025, compared with $1.8 million for the year ended December 31, 2024. Total charge-offs for the year ended December 31, 2025, were $24.5 million, partially offset by total recoveries of $6.4 million. Total charge-offs for the year ended December 31, 2024, were $20.2 million, partially offset by total recoveries of $5.7 million.

The following table shows the allocation of the net charge-offs and net recoveries among various categories of loans as of the dates indicated.

	December 31,
	2025		2024
	Amount	Percent of Net Charge-offs to Average Loans	Amount	Percent of Net Charge-offs to Average Loans
	(Dollars in thousands)
Balance of net (charge-offs) recoveries applicable to:
Commercial and industrial	$(10,103)	0.05%	$(6,774)	0.03%
Real estate:
Construction, land development and other land loans	279	0.00%	(779)	0.00%
1-4 family residential (including home equity)	(2,421)	0.01%	(1,471)	0.01%
Commercial real estate (including multi-family residential)	(583)	0.00%	(222)	0.00%
Agriculture (includes farmland)	59	0.00%	(126)	0.00%
Consumer and other	(5,294)	0.02%	(5,186)	0.02%
Total net charge-offs	$(18,063)	0.08%	$(14,558)	0.07%

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

	December 31, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$45,778	$24,461	$2,267	$5,433	$77,939	11.2%
Real estate	168,799	10,279	12,813	31,773	223,664	81.9%
Agriculture and agriculture real estate	9,724	2,005	543	11,166	23,438	5.0%
Consumer and other	6,981	1,636	81	3	8,701	1.9%
Total allowance for credit losses on loans	$231,282	$38,381	$15,704	$48,375	$333,742	100.0%

	December 31, 2024
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	Non-PCD Loans	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$34,528	$18,003	$5,159	$7,810	$65,500	11.9%
Real estate	176,668	11,676	18,514	44,008	250,866	81.4%
Agriculture and agriculture real estate	8,646	2,385	1,143	15,519	27,693	4.9%
Consumer and other	7,396	199	137	14	7,746	1.8%
Total allowance for credit losses on loans	$227,238	$32,263	$24,953	$67,351	$351,805	100.0%

(1)
Loans outstanding as a percentage of total loans, excluding Warehouse Purchase Program loans.

At December 31, 2025, the allowance for credit losses on loans totaled $333.7 million or 1.53% of total loans, including acquired loans with discounts, a decrease of $18.1 million or 5.1% compared to the allowance for credit losses on loans totaling $351.8 million or 1.59% of total loans, including acquired loans with discounts, at December 31, 2024. Net charge-offs were $18.1 million for the year ended December 31, 2025. For the year ended December 31, 2025, $18.9 million of reserves on resolved PCD loans without any related charge-offs were released to the general reserve.

At December 31, 2024, the allowance for credit losses on loans totaled $351.8 million or 1.59% of total loans, including acquired loans with discounts, an increase of $19.4 million or 5.8% compared to the allowance for credit losses on loans totaling $332.4 million or 1.57% of total loans, including acquired loans with discounts, at December 31, 2023, primarily due to the Lone Star Merger. Net charge-offs were $14.6 million for the year ended December 31, 2024. Net charge-offs for the year ended December 31, 2024 included $3.4 million related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Additionally, reserves on PCD loans increased by $26.1 million due to Day One accounting for PCD loans at the time of the Lone Star Merger. Further, $15.4 million of reserves on resolved PCD loans were released to the general reserve.

At December 31, 2025, $231.3 million of the allowance for credit losses on loans was attributable to originated loans compared with $227.2 million of the allowance at December 31, 2024, an increase of $4.0 million or 1.8%. At December 31, 2025, $38.4 million of the allowance for credit losses on loans was attributable to re-underwritten acquired loans compared with $32.3 million of the allowance at December 31, 2024, an increase of $6.1 million or 19.0%. At December 31, 2025, $15.7 million of the allowance for credit losses on loans was attributable to Non-PCD loans compared with $25.0 million of the allowance at December 31, 2024, a decrease of $9.2 million or 37.1%. At December 31, 2025, $48.4 million of the allowance for credit losses on loans attributable to PCD loans compared with $67.4 million of the allowance at December 31, 2024, a decrease of $19.0 million or 28.2%.

At December 31, 2025 and 2024, the Company had $22.7 million and $35.2 million, respectively, of total outstanding net accretable discounts on Non-PCD and PCD loans.

The Company believes that the allowance for credit losses on loans represent management’s best estimate of current expected credit losses on the Company’s loan portfolio at December 31, 2025. Nevertheless, the Company could sustain losses in future periods that could be substantial in relation to the size of the allowance at December 31, 2025.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancelable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of December 31, 2025 and 2024, the Company had $37.6 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

The following table represents a rollforward of the allowance for credit losses on off-balance sheet credit exposures as of the dates indicated.

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$37,646	$36,503
Provision for credit losses on off-balance sheet credit exposures	—	1,143
Balance at end of period	$37,646	$37,646

Securities

The Company uses its securities portfolio to manage interest rate risk and as a source of income and liquidity for cash requirements. At December 31, 2025, the carrying amount of investment securities totaled $10.61 billion, a decrease of $481.0 million or 4.3% compared with $11.09 billion at December 31, 2024. At December 31, 2025, securities represented 27.6% of total assets compared with 28.0% of total assets at December 31, 2024.

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

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2025		2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,935	$10,453	$14,350	$16,325	$20,698	$21,787
Collateralized mortgage obligations	209,689	207,444	216,142	212,990	321,881	320,044
Mortgage-backed securities	120,948	120,300	108,524	107,645	97,779	96,757
Total	$338,572	$338,197	$339,016	$336,960	$440,358	$438,588
Held to Maturity
U.S. Government agencies	6,032	$6,040	$5,861	$5,817	$7,631	$7,579
States and political subdivisions	69,221	68,123	98,125	95,835	116,497	116,055
Corporate debt securities	12,000	10,980	12,000	8,160	12,000	7,800
Collateralized mortgage obligations	223,675	212,508	232,345	208,217	263,250	242,386
Mortgage-backed securities	9,964,300	9,135,714	10,409,133	9,064,450	11,965,930	10,610,778
Total	$10,275,228	$9,433,365	$10,757,464	$9,382,479	$12,365,308	$10,984,598

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

As of December 31, 2025, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2025, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Fannie Mae or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of December 31, 2025, the Company’s municipal securities represent 0.7% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of December 31, 2025, management believes that there is no potential for material credit losses on held to maturity securities.

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2025. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The weighted average life of the Company’s securities portfolio was 4.31 years, with a modified duration of 3.68 years at December 31, 2025. Available for sale securities are shown at fair value and held to maturity securities are shown at amortized cost. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis.

	December 31, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government agencies	$3,610	3.93%	$2,422	3.79%	$—	—	$—	—	$6,032	3.88%
States and political subdivisions	13,000	3.95%	38,044	3.85%	18,177	1.55%	—	—	69,221	3.27%
Corporate debt securities	—	—	—	—	22,453	4.55%	—	—	22,453	4.55%
Collateralized mortgage obligations	5	3.19%	145,581	4.48%	39,412	4.35%	246,121	3.21%	431,119	3.78%
Mortgage-backed securities	2,280	2.45%	605,901	2.75%	1,166,787	2.37%	8,309,632	2.12%	10,084,600	2.18%
Total	$18,895	3.77%	$791,948	3.13%	$1,246,829	2.46%	$8,555,753	2.15%	$10,613,425	2.26%

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

At December 31, 2025 and 2024, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average tax equivalent yield of the securities portfolio was 2.26% as of December 31, 2025, compared with 2.05% and 2.07% as of December 31, 2024 and 2023, respectively. The average tax equivalent yield on the securities portfolio is based upon expected prepayment speeds, other industry standard projections and on a 21% tax rate in 2025, 2024 and 2023.

The average yield excluding the tax equivalent adjustment was 2.16% for the year ended December 31, 2025, compared with 2.07% for the year ended December 31, 2024, and 2.06% for the year ended December 31, 2023. The overall change in the average securities portfolio over the comparable periods was primarily due to maturities, principal amortization, prepayments and sales of investment securities during the year ended December 31, 2025.

Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as prepayments result in an acceleration of discount accretion. At December 31, 2025, 82.4% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 4.67 years. As noted above, contractual maturities are not a reliable indicator of expected life because of borrower prepayment rights.

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

Total deposits at December 31, 2025, were $28.48 billion, an increase of $101.1 million compared with $28.38 billion at December 31, 2024. Total deposits at December 31, 2024, were $28.38 billion, an increase of $1.20 billion or 4.4% compared with $27.18 billion at December 31, 2023, primarily due to the Lone Star Merger acquired deposits. Noninterest-bearing deposits at December 31, 2025, were $9.47 billion compared with $9.80 billion at December 31, 2024, a decrease of $330.5 million. Noninterest-bearing deposits at December 31, 2024 were $9.80 billion compared with $9.78 billion at December 31, 2023, an increase of $21.9 million. Interest-bearing deposits at December 31, 2025, were $19.01 billion, an increase of $431.7 million or 2.3% compared with $18.58 billion at December 31, 2024. Interest-bearing deposits at December 31, 2024, were $18.58 billion, an increase of $1.18 billion or 6.8% compared with $17.40 billion at December 31, 2023.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2025, 2024 and 2023 are presented below:

	Years Ended December 31,
	2025		2024		2023
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing checking	$4,873,634	0.74%	$4,900,189	0.72%	$5,150,049	0.38%
Regular savings	2,647,516	0.69	2,765,978	0.71	3,164,512	0.70
Money market savings	6,348,574	2.60	6,183,032	2.83	5,965,333	2.45
Time deposits	4,434,168	3.63	4,301,763	4.16	2,832,754	2.99
Total interest-bearing deposits	18,303,892	2.08	18,150,962	2.25	17,112,648	1.59
Noninterest-bearing deposits	9,501,997	—	9,683,980	—	10,224,241	—
Total deposits	$27,805,889	1.37%	$27,834,942	1.47%	$27,336,889	1.00%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2025, 2024 and 2023 was 34.2%, 34.8% and 37.4%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $250,000 or greater by time remaining until maturity at December 31, 2025 (dollars in thousands):

Three months or less	$1,149,657	59.2%
Over three through six months	437,468	22.6
Over six through 12 months	258,548	13.3
Over 12 months	94,164	4.9
Total	$1,939,837	100.0%

Total uninsured deposits, including certificates of deposits, were $12.45 billion and $11.88 billion at December 31, 2025 and 2024, respectively.

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank of Dallas (“FHLB”), securities sold under repurchase agreements and in 2024, the Federal Reserve Board Bank Term Funding Program (“BTFP”).

The following table presents the Company’s borrowings at December 31, 2025 and 2024:

	FHLB Advances	Securities Sold Under Repurchase Agreements	Bank Term Funding Program
	(Dollars in thousands)
December 31, 2025
Amount outstanding at year-end	$1,950,000	$201,216	$—
Weighted average interest rate at year-end	3.63%	1.98%	—
Maximum month-end balance during the year	$3,200,000	$220,812	$—
Average balance outstanding during the year	$2,389,589	$196,205	$—
Weighted average interest rate during the year	4.36%	2.35%	—
December 31, 2024
Amount outstanding at year-end	$3,200,000	$221,913	$—
Weighted average interest rate at year-end	4.38%	2.44%	—
Maximum month-end balance during the year	$3,200,000	$297,629	$3,900,000
Average balance outstanding during the year	$125,956	$257,171	$3,676,954
Weighted average interest rate during the year	4.58%	2.70%	4.78%

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2025, the Company had total borrowing capacity of $7.58 billion under this line. FHLB advances of $1.95 billion were outstanding at December 31, 2025, with a weighted average interest rate of 3.63%. At December 31, 2025, the Company had no FHLB long-term notes payable balance outstanding.

Securities sold under repurchase agreements with Company customers—At December 31, 2025, the Company had $201.2 million in securities sold under repurchase agreements compared with $221.9 million at December 31, 2024, a decrease of $20.7 million or 9.3%, with weighted average interest rates paid of 2.35% and 2.70% for the years ended December 31, 2025 and 2024, respectively. Repurchase agreements are generally settled on the following business day. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Bank Term Funding Program— During the second quarter of 2023, the Bank began participating in the BTFP, which ceased extending new loans as of March 11, 2024. Under the BTFP program, eligible depository institutions could obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. At December 31, 2025 and 2024, the Company had no BTFP balance outstanding.

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

The Company primarily uses an interest rate risk simulation model to evaluate the interest rate sensitivity of net interest income and the balance sheet. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. Interest rate shocks are applied to a static balance sheet to estimate the potential impact on net interest income and the aggregated market value of the balance sheet. As of December 31, 2025, these interest rate shocks consisted of instantaneous and parallel shifts in the yield curve moving from – 400 basis points to + 400 basis points, in 100 basis-point increments. The forecasted net interest income assuming no change in interest rates is compared to the forecasted net interest income in the shocks to measure the sensitivity of the Company’s earnings to changes in interest rates. Other simulations are run on a regular basis that include the gradual and rapid ramping of interest rates, yield curve twists and changes in the balance sheet composition.

The following table summarizes the simulated change in net interest income at the 12-month horizon, considering the balance sheet composition as of December 31, 2025 and 2024:

	Percent Change in Net Interest Income
Change in Interest Rates (Basis Points)	December 31, 2025	December 31, 2024
+200	3.5%	1.0%
+100	2.2%	0.9%
Base	0.0%	0.0%
-100	(3.5)%	(2.3)%
-200	(7.0)%	(5.0)%

The Company continues to manage its asset sensitivity within the scope of its risk tolerances and changing market conditions. At December 31, 2025, a projected 200 basis point increase in rates resulted in a projected increase in net interest income of 3.5% compared with a projected 1.0% increase in net interest income at December 31, 2024. During 2025, the Company continued to reduce the size of its fixed-rate investment portfolio. The Company was also able to gradually decrease the volume of its short-term borrowings during the year. With market interest rates generally falling during 2025, these balance sheet shifts were the primary factors causing the Company’s increased asset sensitivity as of December 31, 2025.

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

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis and manage unexpected events. During 2025 and 2024, the Company’s liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Additionally, the Company utilized advances from the FHLB of Dallas.

The Company has an available line of credit with the FHLB, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2025, the Company had total borrowing capacity of $7.6 billion under this line. FHLB advances of $2.0 billion were outstanding at December 31, 2025, with a weighted average interest rate of 3.63%. At December 31, 2025, the Company had no FHLB long-term notes payable balance outstanding.

The Company has the ability to borrow on a collateralized basis from the Federal Reserve Discount Window. The discount window allows depository institutions to manage liquidity on a short-term basis and borrowings are usually no longer than 90 days. As of December 31, 2025, the Company had $7.8 billion available in borrowings with no borrowings outstanding.

The Company has available access to purchase funds from correspondent banks, and has been utilized on occasion to take advantage of investment opportunities, however, the Company does not generally rely on this external funding source.

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the average assets in which those funds are invested as a percentage of the Company’s average total assets for the periods indicated. Average assets totaled $38.28 billion for 2025 compared with $39.60 billion for 2024.

	2025	2024
Source of Funds:
Deposits:
Noninterest-bearing	24.82%	24.45%
Interest-bearing	47.82	45.84
Securities sold under repurchase agreements	0.51	0.65
Other borrowings	6.24	9.60
Other noninterest-bearing liabilities	0.74	1.01
Shareholders’ equity	19.87	18.45
Total	100.00%	100.00%

Uses of Funds:
Loans	57.40%	55.44%
Securities	27.94	30.14
Federal funds sold and other interest-earning assets	2.64	3.07
Other noninterest-earning assets	12.02	11.35
Total	100.00%	100.00%
Average noninterest-bearing deposits to average deposits	34.17%	34.79%
Average loans to average deposits	79.02%	78.87%

The Company’s largest source of funds is deposits, and the Company’s principal uses of funds are loans and securities. The Company does not expect a change in the source or use of its funds in the foreseeable future. The Company’s average deposits decreased 0.1% for the year ended December 31, 2025, compared with the year ended December 31, 2024. The Company’s average loans increased 0.1% for the year ended December 31, 2025, compared with the year ended December 31, 2024. The Company predominantly invests excess deposits in government-backed securities until the funds are needed to fund loan growth. The Company’s securities portfolio has a weighted average life of 4.31 years and a modified duration of 3.68 years at December 31, 2025.

As of December 31, 2025, the Company had outstanding $3.52 billion in commitments to extend credit, $95.3 million in commitments associated with outstanding standby letters of credit and $808.2 million in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2025, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2025, the Company had cash and cash equivalents of $1.75 billion compared with $1.97 billion at December 31, 2024, a decrease of $224.7 million or 11.4%. The decrease was primarily due to net repayments of other short-term borrowings of $1.25 billion, payments of cash dividends of $221.4 million, repurchase of common stock of $157.2 million and a net decrease in securities sold under repurchase agreements of $20.7 million, partially offset by net cash provided by operating activities of $550.0 million, net proceeds from maturities, sales and principal paydowns of investment securities of $465.2 million, net proceeds from the repayment of loans of $324.1 million and cash provided by an increase in deposits of $101.2 million.

Share Repurchases

On January 26, 2026, the Company announced a stock repurchase program under which the Company could repurchase up to 5%, or approximately 4.87 million shares, of its outstanding common stock over a one-year period expiring on January 26, 2027, at the discretion of management. Under the stock repurchase program, the Company may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Shares of stock repurchased are held as authorized but unissued shares. The Company is not obligated to purchase any particular number of shares, and the Company may suspend, modify or terminate the program at any time and for any reason without prior notice.

On January 21, 2025, the Company announced a stock repurchase program under which the Company could repurchase up to 5%, or approximately 4.8 million shares, of its outstanding common stock over a one-year period expiring on January 21, 2026, at the discretion of management. The Company repurchased approximately 2.3 million shares of its common stock at an average weighted price of $67.04 per share during the year ended December 31, 2025.

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

Contractual Obligations

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of December 31, 2025, are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB advances as of December 31, 2025, is summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
FHLB advances	$1,950,000	$—	$—	$—	$1,950,000

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of December 31, 2025, are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$83,230	$10,995	$1,063	$26	$95,314
Unused capacity on Warehouse Purchase Program loans	808,202	—	—	—	808,202
Commitments to extend credit	1,480,685	907,638	181,211	946,127	3,515,661
Total	$2,372,117	$918,633	$182,274	$946,153	$4,419,177

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

Allowance for Credit Losses on Off-balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through an entry to provision for credit losses on the Company’s consolidated statement of income. At December 31, 2025 and 2024, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million.

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income for the years ended December 31, 2025, 2024 and 2023 was $3.3 million, $3.4 million and $3.1 million, respectively. As of December 31, 2025, operating lease ROU assets and lease liabilities were approximately $28.1 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of December 31, 2025, the weighted average remaining lease terms of the Company’s operating leases were 5.9 years. The weighted average discount rate used to determine the lease liabilities as of December 31, 2025, for the Company’s operating leases was 3.2%. Cash paid for the Company’s operating leases for the years ended December 31, 2025, 2024 and 2023 was $11.6 million, $11.5 million and $12.0 million, respectively. During the year ended December 31, 2025, the Company obtained $3.5 million in ROU assets in exchange for lease liabilities for nine operating leases.

The Company’s future undiscounted cash payments associated with its operating leases as of December 31, 2025, are summarized below (dollars in thousands).

2026	$10,066
2027	7,075
2028	4,107
2029	2,768
2030	2,266
Thereafter	9,663
Total undiscounted lease payments	$35,945

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all operating lease obligations aggregated approximately $11.6 million, $11.5 million, and $12.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

As of December 31, 2025, the Company’s ratio of CET1 to risk-weighted assets was 17.55%, Tier 1 capital to risk-weighted assets was 17.55%, total capital to risk-weighted assets was 18.80% and Tier 1 capital to average quarterly assets (leverage ratio) was 11.93%.

It is important to note that Warehouse Purchase Program loan volumes can increase significantly on the last day of the month, potentially leading to a significant difference between the ending and average balance of Warehouse Purchase Program loans for a given period. At December 31, 2025, Warehouse Purchase Program loans totaled $1.30 billion, compared to an average balance of $1.13 billion. Because the capital ratios above are calculated using ending risk-weighted assets and Warehouse Purchase Program loans are risk-weighted at 100%, the end-of-period increase in these balances can significantly impact the Company’s reported capital ratios.

Total shareholders’ equity increased to $7.62 billion at December 31, 2025, compared with $7.44 billion at December 31, 2024, an increase of $177.6 million or 2.4%. The increase was primarily the result of net income of $542.8 million, partially offset by dividend payments of $221.4 million and common stock repurchases of $157.2 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2025, to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2025
The Company
CET1 capital ratio	4.50%		7.00%	N/A	17.55%
Tier 1 risk-based capital ratio	6.00%		8.50%	N/A	17.55%
Total risk-based capital ratio	8.00%		10.50%	N/A	18.80%
Leverage ratio	4.00%	(1)	4.00%	N/A	11.93%
The Bank
CET1 capital ratio	4.50%		7.00%	6.50%	16.51%
Tier 1 risk-based capital ratio	6.00%		8.50%	8.00%	16.51%
Total risk-based capital ratio	8.00%		10.50%	10.00%	17.76%
Leverage ratio	4.00%	(2)	4.00%	5.00%	11.22%

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

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2025
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$386,647	$398,107	$392,764	$392,805
Interest expense	111,694	124,672	125,042	127,423
Net interest income	274,953	273,435	267,722	265,382
Provision for credit losses	—	—	—	—
Net interest income after provision	274,953	273,435	267,722	265,382
Noninterest income	42,780	41,238	42,982	41,301
Noninterest expense	138,712	138,635	138,565	140,301
Income before income taxes	179,021	176,038	172,139	166,382
Provision for income taxes	39,114	38,482	36,984	36,157
Net income	$139,907	$137,556	$135,155	$130,225
Earnings per share(1):
Basic	$1.49	$1.45	$1.42	$1.37
Diluted	$1.49	$1.45	$1.42	$1.37

	Quarter Ended 2024
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$410,945	$417,903	$412,951	$381,914
Interest expense	143,171	156,212	154,165	143,670
Net interest income	267,774	261,691	258,786	238,244
Provision for credit losses	—	—	9,066	—
Net interest income after provision	267,774	261,691	249,720	238,244
Noninterest income	39,837	41,099	46,003	38,870
Noninterest expense	141,545	140,338	152,842	135,848
Income before income taxes	166,066	162,452	142,881	141,266
Provision for income taxes	35,990	35,170	31,279	30,840
Net income	$130,076	$127,282	$111,602	$110,426
Earnings per share(1):
Basic	$1.37	$1.34	$1.17	$1.18
Diluted	$1.37	$1.34	$1.17	$1.18

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Deloitte and Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prosperity Bancshares, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Prosperity Bancshares, Inc. (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025 , of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

February 26, 2026

ITEM 9B. OTHER INFORMATION

b. Insider Trading Arrangements and Policies.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) with respect to Bancshares common stock.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is included under “Insider Trading Arrangements and Policies” in Part II, Item 5 of this Annual Report on Form 10-K.

The remaining information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement.

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

3.3	—	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 20, 2019 (File No. 001-35388))

4.1	—

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

10.1†	—	Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Schedule 14A filed on March 18, 2020)

10.2*†	—	Form of Prosperity Bancshares, Inc. Restricted Stock Award Agreement for Employees

10.3†	—

Fourth Amended and Restated Employment Agreement effective October 15, 2024 by and among Prosperity Bancshares, Inc., Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2024)

Exhibit Number (1)		Description

10.4†	—

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

10.8*†	—	Prosperity Bancshares, Inc. 401(k) Profit Sharing Plan

10.9†	—

Executive Employment Agreement, dated as of April 15, 2025, by and among Prosperity Bancshares, Inc., Prosperity Bank and Kevin J. Hanigan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on April 16, 2025)

10.10†	—

Executive Employment Agreement, dated as of June 16, 2019, by and among Prosperity Bank, LegacyTexas Bank and J. Mays Davenport (incorporated herein by reference to Exhibit 10.2 the Company’s Current Report on Form 8‑K filed on June 20, 2019)

19.1	—	Prosperity Bancshares, Inc. Inside Information and Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2024)

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte and Touche LLP

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1†	—	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

101.INS*	—	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number (1)		Description

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	—	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (formatted as Inline XBRL and contained in Exhibits 101)

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

Date: February 26, 2026

PROSPERITY BANCSHARES, INC.® (Registrant)

BY:	/S/ DAVID ZALMAN
David Zalman Senior Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN	Senior Chairman of the Board and Chief Executive Officer (principal executive officer); Director	February 26, 2026
David Zalman

/s/ ASYLBEK OSMONOV	Chief Financial Officer (principal financial officer and principal accounting officer)	February 26, 2026
Asylbek Osmonov

/s/ ILEANA BLANCO	Director	February 26, 2026
Ileana Blanco

/s/ JAMES A. BOULIGNY	Director	February 26, 2026
James A. Bouligny

/s/ W. R. COLLIER	Director	February 26, 2026
W. R. Collier

/s/ KEVIN J. HANIGAN	President and Chief Operating Officer; Director	February 26, 2026
Kevin J. Hanigan

/s/ LEAH HENDERSON	Director	February 26, 2026
Leah Henderson

/s/ NED S. HOLMES	Director	February 26, 2026
Ned S. Holmes

/s/ JACK LORD	Director	February 26, 2026
Jack Lord

/s/ WILLIAM T. LUEDKE IV	Director	February 26, 2026
William T. Luedke IV

/s/ PERRY MUELLER, JR., D.D.S.	Director	February 26, 2026
Perry Mueller, Jr., D.D.S.

/s/ LAURA MURILLO	Director	February 26, 2026
Laura Murillo

/s/ HARRISON STAFFORD II	Director	February 26, 2026
Harrison Stafford II

/s/ ROBERT STEELHAMMER	Director	February 26, 2026
Robert Steelhammer

/s/ H.E. TIMANUS, JR.	Chairman; Director	February 26, 2026
H.E. Timanus, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prosperity Bancshares, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We identified the allowance for credit losses on loans as a critical audit matter because of the significant amount of judgment required by management when determining the weighting of internal and external risk factors utilized in establishing the qualitative component of the allowance. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allowance for credit losses on loans included the following, among others:

•
We tested the effectiveness of controls over the (i) written policy in place for the calculation of the allowance, (ii) data input to the qualitative calculation and (iii) management’s review of the reasonableness of the qualitative calculation, including the weighting of the assumptions used in the calculation.
•
With the assistance of our credit specialists, we evaluated the qualitative scenarios calculated by management and the model's performance under the various scenarios.
•
We evaluated the appropriateness and relevance of the qualitative risk factors by comparing the results to external sources.
•
We tested the accuracy and evaluated the relevance of the historical loss data.
•
With the assistance of our credit specialists, we tested the arithmetic accuracy of the allowance calculation.

/s/ Deloitte and Touche LLP

Houston, Texas

February 26, 2026

We have served as the Company’s auditor since 1993.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(Dollars in thousands)
ASSETS
Cash and due from banks	$1,747,511	$1,972,175
Federal funds sold	217	292
Total cash and cash equivalents	1,747,728	1,972,467
Available for sale securities, at fair value	338,197	336,960
Held to maturity securities, at cost (fair value of $9,433,365 and $9,382,479 respectively)	10,275,228	10,757,464
Total securities	10,613,425	11,094,424
Loans held for sale	14,155	10,690
Loans held for investment	20,486,415	21,057,616
Loans held for investment - Warehouse Purchase Program	1,304,798	1,080,903
Total loans	21,805,368	22,149,209
Less: allowance for credit losses on loans	(333,742)	(351,805)
Loans, net	21,471,626	21,797,404
Accrued interest receivable	99,297	104,367
Goodwill	3,503,127	3,503,129
Core deposit intangibles, net	51,605	66,047
Bank premises and equipment, net	383,449	371,238
Other real estate owned	13,296	5,701
Bank owned life insurance (BOLI)	392,756	386,247
Federal Home Loan Bank of Dallas stock	86,950	138,200
Other assets	100,166	127,514
TOTAL ASSETS	$38,463,425	$39,566,738
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$9,467,911	$9,798,438
Interest-bearing	19,014,573	18,582,900
Total deposits	28,482,484	28,381,338
Other borrowings	1,950,000	3,200,000
Securities sold under repurchase agreements	201,216	221,913
Accrued interest payable	30,913	41,910
Allowance for credit losses on off-balance sheet credit exposures	37,646	37,646
Other liabilities	145,026	245,436
Total liabilities	30,847,285	32,128,243
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 93,058,171 shares issued and outstanding at December 31, 2025; 95,275,279 shares issued and outstanding at December 31, 2024	93,058	95,276
Capital surplus	3,653,751	3,796,622
Retained earnings	3,869,627	3,548,221
Accumulated other comprehensive loss —net unrealized gain on available for sale securities, net of tax benefit of $(79) and $(432), respectively	(296)	(1,624)
Total shareholders’ equity	7,616,140	7,438,495
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,463,425	$39,566,738

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$1,295,474	$1,313,162	$1,148,996
Securities	230,696	246,726	283,302
Federal funds sold and other earning assets	44,153	63,825	12,245
Total interest income	1,570,323	1,623,713	1,444,543
INTEREST EXPENSE:
Deposits	379,977	408,624	272,345
Other borrowings	104,234	181,640	206,323
Securities sold under repurchase agreements	4,620	6,954	9,404
Subordinated notes	—	—	38
Total interest expense	488,831	597,218	488,110
NET INTEREST INCOME	1,081,492	1,026,495	956,433
PROVISION FOR CREDIT LOSSES	—	9,066	18,540
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	1,081,492	1,017,429	937,893
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	37,552	35,417	33,691
Credit card, debit card and ATM card income	37,408	37,308	36,471
Service charges on deposit accounts	29,988	26,498	24,582
Trust income	14,648	14,750	13,269
Mortgage income	3,859	3,096	2,298
Brokerage income	5,385	4,742	4,275
Net gain on sale or write-down of assets	1,217	2,824	1,986
Net gain on sale or write-up of securities	—	11,245	—
Other	38,244	29,929	36,693
Total noninterest income	168,301	165,809	153,265
NONINTEREST EXPENSE:
Salaries and employee benefits	353,105	352,353	328,430
Net occupancy and equipment	37,088	35,786	35,517
Credit and debit card, data processing and software amortization	48,614	47,300	41,570
Regulatory assessments and FDIC insurance	18,095	27,370	40,165
Core deposit intangibles amortization	14,442	15,670	12,676
Depreciation	19,674	19,054	18,283
Communications	13,988	13,697	14,413
Net other real estate expense (income)	653	(291)	(834)
Merger related expenses	330	4,444	15,133
Other	50,224	55,190	51,345
Total noninterest expense	556,213	570,573	556,698
INCOME BEFORE INCOME TAXES	693,580	612,665	534,460
PROVISION FOR INCOME TAXES	150,737	133,279	115,144
NET INCOME	$542,843	$479,386	$419,316
EARNINGS PER SHARE:
Basic	$5.72	$5.05	$4.51
Diluted	$5.72	$5.05	$4.51

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Net income	$542,843	$479,386	$419,316
Other comprehensive income (loss), before tax:
Securities available for sale:
Change in unrealized income (loss) during the period	1,681	(286)	2,626
Total other comprehensive income (loss)	1,681	(286)	2,626
Deferred tax (expense) benefit related to other comprehensive income (loss)	(353)	60	(551)
Other comprehensive income (loss), net of tax	1,328	(226)	2,075
Comprehensive income	$544,171	$479,160	$421,391

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2022	91,313,615	$91,314	$3,541,924	$3,069,609	$(3,473)	$6,699,374
Net income				419,316		419,316
Other comprehensive income					2,075	2,075
Common stock issued in connection with the granting of restricted stock awards, net	32,129	32	(32)			—
Common stock issued in connection with the acquisition of First Bancshares of Texas, Inc.	3,582,675	3,583	220,764			224,347
Common stock repurchase	(1,206,036)	(1,206)	(71,042)			(72,248)
Stock based compensation expense			12,181			12,181
Cash dividends declared, $2.21 per share				(205,715)		(205,715)
BALANCE AT DECEMBER 31, 2023	93,722,383	93,723	3,703,795	3,283,210	(1,398)	7,079,330
Net income				479,386		479,386
Other comprehensive loss					(226)	(226)
Common stock issued in connection with the granting of restricted stock awards, net	414,963	415	(415)			—
Common stock issued in connection with the acquisition of Lone Star State Bancshares, Inc.	2,376,143	2,376	153,927			156,303
Common stock repurchase	(1,238,210)	(1,238)	(73,528)			(74,766)
Stock based compensation expense			12,843			12,843
Cash dividends declared, $2.26 per share				(214,375)		(214,375)
BALANCE AT DECEMBER 31, 2024	95,275,279	95,276	3,796,622	3,548,221	(1,624)	7,438,495
Net income				542,843		542,843
Other comprehensive income					1,328	1,328
Common stock issued in connection with the granting of restricted stock awards, net	126,552	126	(126)			—
Common stock repurchase	(2,343,660)	(2,344)	(154,847)			(157,191)
Stock based compensation expense			12,102			12,102
Cash dividends declared, $2.34 per share				(221,437)		(221,437)
BALANCE AT DECEMBER 31, 2025	93,058,171	$93,058	$3,653,751	$3,869,627	$(296)	$7,616,140

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$542,843	$479,386	$419,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	34,116	34,724	30,959
Provision for credit losses	—	9,066	18,540
Deferred income tax (benefit) expense	(3,738)	2,616	7,321
Net amortization of premium on investments	17,498	22,836	27,840
Net gain on sale or write-up of securities	—	(11,245)	—
Gain on sale or write down of premises, equipment, other assets and other real estate	(1,441)	(3,639)	(2,732)
Net amortization of premium on deposits	(13)	(154)	(600)
Net accretion of discount on loans	(12,402)	(17,490)	(8,046)
Proceeds from sale of loans held for sale	152,684	136,747	111,058
Originations of loans held for sale	(157,786)	(141,782)	(117,231)
Stock based compensation expense	12,102	12,843	12,181
Decrease (increase) in accrued interest receivable and other assets	82,468	(106,525)	100,790
Increase (decrease) in accrued interest payable and other liabilities	(116,818)	55,311	46,959
Net cash provided by operating activities	549,513	472,694	646,355
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, sales and principal paydowns of held to maturity securities	1,521,380	1,786,621	1,704,866
Purchase of held to maturity securities	(1,061,415)	(211,391)	(24,886)
Proceeds from maturities, sales and principal paydowns of available for sale securities	24,549,456	23,215,456	15,728,743
Purchase of available for sale securities	(24,544,242)	(23,053,385)	(15,525,924)
Originations of Warehouse Purchase Program loans	(16,328,398)	(15,036,906)	(13,022,395)
Proceeds from pay-offs of Warehouse Purchase Program loans	16,104,503	14,778,248	12,940,770
Net decrease (increase) in loans held for investment	547,946	338,834	(677,363)
Purchase of bank premises and equipment	(32,529)	(21,140)	(34,153)
Proceeds from sale of bank premises, equipment and other real estate	14,145	13,479	15,375
Proceeds from insurance claims	3,068	1,904	13,604
Net cash used in the purchase of First Bancshares of Texas, Inc.	—	—	(24,365)
Net cash provided by the purchase of Lone Star State Bancshares, Inc.	—	169,855	—
Net cash provided by investing activities	773,914	1,981,575	1,094,272
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(330,527)	(383,877)	(1,831,122)
Net increase (decrease) in interest-bearing deposits	431,686	345,167	(1,099,987)
Net (repayments of) proceeds from other short-term borrowings	(1,250,000)	(525,000)	1,674,614
Net decrease in securities sold under repurchase agreements	(20,697)	(87,364)	(168,731)
Redemption of subordinated notes	—	—	(3,158)
Repurchase of common stock	(157,191)	(74,766)	(72,248)
Payments of cash dividends	(221,437)	(214,375)	(205,715)
Net cash used in financing activities	(1,548,166)	(940,215)	(1,706,347)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(224,739)	1,514,054	34,280
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,972,467	458,413	424,133
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,747,728	$1,972,467	$458,413
NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$19,229	$9,180	$10,806
SUPPLEMENTAL INFORMATION:
Cash paid for:
U.S. federal income taxes, net of refunds received	$232,000	$27,000	$116,000
State income taxes, net of refunds received	4,395	2,017	3,116
Interest paid	499,828	590,127	459,266

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

As of December 31, 2025, the Bank operated 283 full-service banking locations: 62 in the Houston area, including The Woodlands; 33 in the South Texas area including Corpus Christi and Victoria; 61 in the Dallas/Fort Worth area; 22 in the East Texas area; 31 in the Central Texas area including Austin and San Antonio; 45 in the West Texas area including Lubbock, Midland-Odessa, Abilene, Amarillo and Wichita Falls; 15 in the Bryan/College Station area; 6 in the Central Oklahoma area; and 8 in the Tulsa, Oklahoma area.

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

Throughout the year, management estimates the level of lifetime losses to determine whether the allowance for credit losses represents management’s best estimate of current expected credit losses in the loan portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined to be adequate. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors.

Estimates of credit losses involve an exercise of judgment. While it is possible that in the short term the Company may sustain losses which are substantial in relation to the allowance for credit losses, it is the judgment of management that the allowance for credit losses that is reflected in the consolidated balance sheets represents management’s best estimate of current expected credit losses on the Company’s loan portfolio as of December 31, 2025.

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

PCD loans are monitored individually or on a pooled basis quarterly to assess for changes in expected cash flows subsequent to acquisition. If a deterioration in cash flows is identified, an increase to the PCD reserves for that individual loan or pool of loans may be required. PCD loans were recorded at their acquisition date fair values based on expected cash flows with a reserve established for the estimate of expected future cash flows. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses. For further discussion of the Company’s Allowance for Credit Losses on Loans, see Note 5 to the consolidated financial statements.

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

Income Taxes—The Company files a consolidated federal income tax return and consolidated state returns in Oklahoma, Colorado, New Mexico, New York and Tennessee. For the year ended December 31, 2025, the Bank will also file state returns in Arkansas, Florida, Georgia, Idaho, North Carolina, and Pennsylvania. In addition, the Company files a Combined Texas Franchise Tax Report.

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

The Company adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income, effective as of December 31, 2025 on a retrospective basis. For further discussion of the Company’s income taxes, see Note 10 to the consolidated financial statements.

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

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2025		2024		2023
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$542,843		$479,386		$419,316
Basic:
Weighted average shares outstanding	94,917	$5.72	95,000	$5.05	92,902	$4.51
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	—		—		—
Total	94,917	$5.72	95,000	$5.05	92,902	$4.51

As of December 31, 2025, all stock options have been exercised and there are no options outstanding. There were no stock options exercisable at December 31, 2025, 2024 and 2023 that would have had an anti-dilutive effect on the above computation.

New Accounting Standards

Accounting Standards Updates (“ASU”)

ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025‑11 clarifies interim disclosure requirements, including providing a comprehensive list of interim disclosure requirements under U.S. GAAP and a disclosure principle that requires entities to disclose events since the last annual reporting period that have a material impact on the entity. The standard is effective for interim periods within annual reporting periods beginning after December 15, 2027. The Company does not expect the adoption of ASU 2025-11 to have a significant impact on its financial statements.

ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. Under ASU 2025-08, loans acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition (i.e., record the loan at its purchase price and separately record an allowance for expected credit losses). Seasoned loans include all loans acquired in a business combination that do not have “more-than-insignificant” deterioration of credit quality since origination, as well as loans purchased at least 90 days after origination where the purchaser was not involved in the origination of the loans. ASU 2025-08 is effective for annual and interim periods beginning in our fiscal 2028 with early adoption permitted. The Company is evaluating the impact the adoption of ASU 2025-08 will have on its financial statements.

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

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income. ASU 2023-09 focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The Company adopted ASU 2023-09 as of December 31, 2025 on a retrospective basis, and it did not have a significant impact on the Company’s financial statements. For further discussion of the Company’s income taxes, See Note 10 to the consolidated financial statements.

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

Recent Acquisition

Acquisition of Lone Star State Bancshares, Inc. — Effective April 1, 2024, the Company completed the merger of Lone Star State Bancshares, Inc. (“Lone Star”) into Bancshares and the subsequent merger of its wholly owned subsidiary Lone Star State Bank of West Texas (“Lone Star Bank”), into the Bank (collectively, the “Lone Star Merger”). Lone Star operated five full-service banking offices in the West Texas area, including its main office in Lubbock, and one banking center in each of Brownfield, Midland, Odessa and Big Spring, Texas. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included. Pursuant to the terms of the definitive agreement, Bancshares issued 2,376,182 shares of its common stock plus approximately $64.1 million in cash for all outstanding shares of Lone Star. This resulted in goodwill of $106.7 million as of December 31, 2025, which reflected all final subsequent fair value adjustments. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $17.7 million of core deposit intangibles related to the Lone Star Merger. In October 2024, the Company completed the operational conversion of Lone Star Bank.

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

PCD Loans. The recorded investment in PCD loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2025 and 2024 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
PCD loans:
Outstanding balance	$300,010	$440,024
Discount	(5,267)	(7,390)
Recorded investment	$294,743	$432,634

Changes in the accretable yield for acquired PCD loans for the years ended December 31, 2025, and 2024 were as follows:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$7,390	$7,914
Additions	—	4,558
Accretion charge-offs	10	(78)
Accretion	(2,133)	(5,004)
Balance at December 31,	$5,267	$7,390

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired. The PCD discount reflected above as of December 31, 2025, represents the amount of discount available to be recognized as income.

Non-PCD Loans. The recorded investment in Non-PCD loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2025 and 2024 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Non-PCD loans:
Outstanding balance	$1,498,731	$2,089,629
Discount	(17,479)	(27,845)
Recorded investment	$1,481,252	$2,061,784

Changes in the discount accretion for Non-PCD loans for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$27,845	$19,992
Addition	—	20,378
Accretion charge-offs	(97)	(39)
Accretion	(10,269)	(12,486)
Balance at December 31,	$17,479	$27,845

At December 31, 2025, the Company had $22.7 million of total outstanding net accretable discounts on Non-PCD and PCD loans.

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal years 2025 and 2024 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2023	$3,396,086	$63,994
Less:
Amortization	—	(15,670)
Add:
Measurement period adjustment of First Bancshares merger	316	—
Lone Star merger	106,727	17,723
Balance as of December 31, 2024	3,503,129	66,047
Less:
Amortization	—	(14,442)
Add:
Measurement period adjustment of Lone Star merger	(2)	—
Balance as of December 31, 2025	$3,503,127	$51,605

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write down is recorded. Based on the Company’s annual goodwill impairment test, management does not believe any of its goodwill is impaired as of December 31, 2025.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2025, is as follows (dollars in thousands):

2026	$12,763
2027	11,262
2028	9,958
2029	7,609
Thereafter	10,013
Total	$51,605

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,935	$2,518	$—	$10,453
Collateralized mortgage obligations	209,689	5	(2,250)	207,444
Mortgage-backed securities	120,948	85	(733)	120,300
Total	$338,572	$2,608	$(2,983)	$338,197
Held to Maturity
U.S. Government agencies	$6,032	$78	$(70)	$6,040
States and political subdivisions	69,221	249	(1,347)	68,123
Corporate debt securities	12,000	—	(1,020)	10,980
Collateralized mortgage obligations	223,675	1,010	(12,177)	212,508
Mortgage-backed securities	9,964,300	9,070	(837,656)	9,135,714
Total	$10,275,228	$10,407	$(852,270)	$9,433,365

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$14,350	$2,035	$(60)	$16,325
Collateralized mortgage obligations	216,142	81	(3,233)	212,990
Mortgage-backed securities	108,524	41	(920)	107,645
Total	$339,016	$2,157	$(4,213)	$336,960
Held to Maturity
U.S. Government agencies	$5,861	$—	$(44)	$5,817
States and political subdivisions	98,125	220	(2,510)	95,835
Corporate debt securities	12,000	—	(3,840)	8,160
Collateralized mortgage obligations	232,345	—	(24,128)	208,217
Mortgage-backed securities	10,409,133	380	(1,345,063)	9,064,450
Total	$10,757,464	$600	$(1,375,585)	$9,382,479

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

As of December 31, 2025, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2025, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae and Freddie Mac issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of December 31, 2025, the Company’s municipal securities represent 0.7% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of December 31, 2025, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position were as follows:

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$29,345	$(71)	$159,382	$(2,179)	$188,727	$(2,250)
Mortgage-backed securities	32,483	(91)	81,968	(642)	114,451	(733)
Total	$61,828	$(162)	$241,350	$(2,821)	$303,178	$(2,983)
Held to Maturity
U.S. Government agencies	$4,733	$(70)	$—	$—	$4,733	$(70)
States and political subdivisions	1,108	(1)	23,482	(1,346)	24,590	(1,347)
Corporate debt securities	—	—	10,980	(1,020)	10,980	(1,020)
Collateralized mortgage obligations	548	(8)	165,061	(12,169)	165,609	(12,177)
Mortgage-backed securities	390,495	(775)	7,813,697	(836,881)	8,204,192	(837,656)
Total	$396,884	$(854)	$8,013,220	$(851,416)	$8,410,104	$(852,270)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$2,040	$(60)	$—	$—	$2,040	$(60)
Collateralized mortgage obligations	47,114	(307)	125,942	(2,926)	173,056	(3,233)
Mortgage-backed securities	6,837	(53)	89,513	(867)	96,350	(920)
Total	$55,991	$(420)	$215,455	$(3,793)	$271,446	$(4,213)
Held to Maturity
U.S. Government agencies	$5,817	$(44)	$—	$—	$5,817	$(44)
States and political subdivisions	23,270	(113)	47,943	(2,397)	71,213	(2,510)
Corporate debt securities	—	—	8,160	(3,840)	8,160	(3,840)
Collateralized mortgage obligations	28,362	(663)	179,855	(23,465)	208,217	(24,128)
Mortgage-backed securities	331,265	(4,647)	8,646,541	(1,340,416)	8,977,806	(1,345,063)
Total	$388,714	$(5,467)	$8,882,499	$(1,370,118)	$9,271,213	$(1,375,585)

At December 31, 2025 and 2024 there were 712 securities and 949 securities, respectively, in an unrealized loss position for 12 months or more.

The table below summarizes the amortized cost and fair value of investment securities at December 31, 2025, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$16,610	$16,685	$—	$—
Due after one year through five years	40,466	40,292	—	—
Due after five years through ten years	30,177	28,166	7,935	10,453
Due after ten years	—	—	—	—
Subtotal	87,253	85,143	7,935	10,453
Mortgage-backed securities and collateralized mortgage obligations	10,187,975	9,348,222	330,637	327,744
Total	$10,275,228	$9,433,365	$338,572	$338,197

At December 31, 2025 and 2024, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $9.24 billion and $10.26 billion and a fair value of $8.43 billion and $8.91 billion at December 31, 2025 and 2024, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

The Company recorded no gain or loss on sale of investment securities for the years ended December 31, 2025 and 2023. The Company recorded a $9.4 million net loss on the sale of investment securities for the year ended December 31, 2024. As of December 31, 2025, the Company did not own any non-agency collateralized mortgage obligations.

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

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is categorized by major type as follows:

	December 31,
	2025	2024
	(Dollars in thousands)
Residential mortgage loans held for sale	$14,155	$10,690

Commercial and industrial	2,303,936	2,508,088
Real estate:
Construction, land development and other land loans	2,741,455	2,859,281
1-4 family residential (including home equity)	8,260,482	8,476,899
Commercial real estate (including multi-family residential)	5,776,397	5,800,985
Farmland	662,031	681,883
Agriculture	365,873	351,663
Consumer and other	376,241	378,817
Total loans held for investment, excluding Warehouse Purchase Program	20,486,415	21,057,616
Warehouse Purchase Program	1,304,798	1,080,903
Total loans, including Warehouse Purchase Program	$21,805,368	$22,149,209

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

Loan Maturities. The contractual maturity ranges of the Company’s loan portfolio, excluding loans held for sale of $14.2 million and Warehouse Purchase Program Loans of $1.30 billion, by type of loan and the amount of such loans with predetermined interest rates and variable rates in each maturity range as of December 31, 2025 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase net discounts of $22.7 million.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)
Commercial and industrial	$859,054	$1,006,972	$337,407	$102,598	$2,306,031
Real estate:
Construction, land development and other land loans	415,594	684,370	520,508	1,121,878	2,742,350
1-4 family residential (includes home equity)	52,963	191,857	1,721,423	6,293,179	8,259,422
Commercial (includes multi-family residential)	376,117	1,060,274	2,154,266	2,205,267	5,795,924
Agriculture (includes farmland)	341,380	122,069	229,333	336,163	1,028,945
Consumer and other	77,806	97,761	119,048	81,874	376,489
Total	$2,122,914	$3,163,303	$5,081,985	$10,140,959	$20,509,161
Loans with a predetermined interest rate	$522,339	$1,229,440	$2,757,221	$3,299,005	$7,808,005
Loans with a variable interest rate	1,600,575	1,933,863	2,324,764	6,841,954	12,701,156
Total	$2,122,914	$3,163,303	$5,081,985	$10,140,959	$20,509,161

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans made up 81.8% and 81.3% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of December 31, 2025 and 2024, loans outstanding to directors, officers and their affiliates totaled $272 thousand and $266 thousand, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	As of and for the year ended December 31,
	2025	2024
	(Dollars in thousands)
Beginning balance on January 1	$266	$292
New loans	182	5
Repayments	(176)	(31)
Ending balance	$272	$266

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

An aging analysis of past due loans, segregated by category of loan, is presented below:

	December 31, 2025
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$5,233	$297	$5,530	$177	$2,735,748	$2,741,455
Warehouse Purchase Program loans	—	—	—	—	1,304,798	1,304,798
Agriculture and agriculture real estate (includes farmland)	4,834	—	4,834	15,378	1,007,692	1,027,904
1-4 family (includes home equity) (1)	47,057	—	47,057	53,932	8,173,648	8,274,637
Commercial real estate (includes multi-family residential)	13,386	—	13,386	5,326	5,757,685	5,776,397
Commercial and industrial	9,436	—	9,436	61,387	2,233,113	2,303,936
Consumer and other	1,159	20	1,179	1,017	374,045	376,241
Total	$81,105	$317	$81,422	$137,217	$21,586,729	$21,805,368

	December 31, 2024
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$21,464	$267	$21,731	$2,079	$2,835,471	$2,859,281
Warehouse Purchase Program loans	—	—	—	—	1,080,903	1,080,903
Agriculture and agriculture real estate (includes farmland)	4,554	575	5,129	2,634	1,025,783	1,033,546
1-4 family (includes home equity) (1)	49,391	—	49,391	42,048	8,396,150	8,487,589
Commercial real estate (includes multi-family residential)	15,692	—	15,692	18,455	5,766,838	5,800,985
Commercial and industrial	26,852	1,347	28,199	8,348	2,471,541	2,508,088
Consumer and other	478	—	478	83	378,256	378,817
Total	$118,431	$2,189	$120,620	$73,647	$21,954,942	$22,149,209

(1)
Includes $14.2 million and $10.7 million of residential mortgage loans held for sale at December 31, 2025 and 2024, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2025	2024	2023
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$137,217	$73,647	$68,688
Accruing loans 90 or more days past due	317	2,189	2,195
Total nonperforming loans	137,534	75,836	70,883
Repossessed assets	12	4	76
Other real estate	13,296	5,701	1,708
Total nonperforming assets	$150,842	$81,541	$72,667
Nonperforming assets to total loans and other real estate	0.69%	0.37%	0.34%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.74%	0.39%	0.36%
Nonaccrual loans to total loans	0.63%	0.33%	0.32%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.67%	0.35%	0.34%

(1)
ASU 2022-02 became effective for the Company on January 1, 2023.
(2)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $150.8 million in nonperforming assets at December 31, 2025, compared with $81.5 million at December 31, 2024, and $72.7 million at December 31, 2023. Nonperforming assets were 0.69% of total loans and other real estate at December 31, 2025, compared with 0.37% and 0.34% of total loans and other real estate at December 31, 2024 and 2023, respectively. The nonperforming assets consisted of 449 separate credits or other real estate properties at December 31, 2025, compared with 368 at December 31, 2024, and 292 at December 31, 2023. The Company had $137.2 million, $73.6 million and $68.7 million in nonaccrual loans at December 31, 2025, 2024 and 2023, respectively.

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

The following table presents loans by risk grade and category of loan and year of origination at December 31, 2025.

	Term Loans
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	476	—	—	12	—	—	488
Grade 3	593,401	366,296	270,218	332,398	95,621	119,548	134,977	11,487	1,923,946
Grade 4	57,125	81,139	249,322	277,136	27,447	20,492	47,593	—	760,254
Grade 5	10	148	12	—	339	4,997	4,500	—	10,006
Grade 6	—	—	685	—	140	599	—	—	1,424
Grade 7	—	—	64	44	—	7	—	—	115
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	9,827	13,929	7,264	8,313	5,889	—	45,222
Total	$650,536	$447,583	$530,604	$623,507	$130,811	$153,968	$192,959	$11,487	$2,741,455

Current-period gross write-offs	$—	$82	$92	$—	$73	$—	$—	$—	$247

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$3,759	$882	$404	$5	$24	$452	$9,241	$—	$14,767
Grade 2	60	—	4	30	—	519	—	—	613
Grade 3	131,457	78,344	60,070	148,860	70,022	111,020	179,853	31	779,657
Grade 4	43,298	16,999	10,960	27,412	24,142	20,508	48,663	267	192,249
Grade 5	1,826	3,778	653	862	1,187	1,834	30	—	10,170
Grade 6	—	4	—	—	—	—	—	—	4
Grade 7	—	455	669	—	177	489	250	—	2,040
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	173	—	615	2,016	1,373	18,404	5,823	—	28,404
Total	$180,573	$100,462	$73,375	$179,185	$96,925	$153,226	$243,860	$298	$1,027,904

Current-period gross write-offs	$—	$29	$5	$164	$8	$5	$—	$—	$211

1-4 Family (includes Home Equity) (1)
Grade 1	$—	$—	$68	$133	$—	$105	$—	$—	$306
Grade 2	124	—	382	182	134	1,920	—	—	2,742
Grade 3	376,294	435,095	1,330,867	2,126,504	1,853,074	1,800,193	99,896	2,762	8,024,685
Grade 4	13,476	12,497	18,410	26,086	29,139	67,152	6,318	—	173,078
Grade 5	251	1,793	672	2,163	2,378	1,706	76	—	9,039
Grade 6	81	557	476	1,178	—	2,884	—	—	5,176
Grade 7	—	191	6,913	18,323	9,381	18,945	—	—	53,753
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	46	—	301	3,364	232	1,915	—	—	5,858
Total	$390,272	$450,133	$1,358,089	$2,177,933	$1,894,338	$1,894,820	$106,290	$2,762	$8,274,637

Current-period gross write-offs	$—	$41	$1,019	$1,149	$103	$35	$442	$—	$2,789

	Term Loans
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	383	—	—	444	—	592	—	—	1,419
Grade 3	349,310	269,502	359,421	628,364	637,290	1,161,660	71,831	252	3,477,630
Grade 4	102,337	42,825	92,602	452,856	308,626	735,537	7,903	4,391	1,747,077
Grade 5	3,468	2,379	1,623	9,972	9,682	206,504	801	—	234,429
Grade 6	4,676	—	5,386	9,385	556	109,392	—	—	129,395
Grade 7	—	862	—	1,232	699	1,075	—	—	3,868
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	23,777	—	11,513	39,121	32,242	75,926	—	—	182,579
Total	$483,951	$315,568	$470,545	$1,141,374	$989,095	$2,290,686	$80,535	$4,643	$5,776,397

Current-period gross write-offs	$—	$74	$342	$194	$941	$—	$50	$—	$1,601

Commercial and Industrial
Grade 1	$19,752	$11,506	$7,039	$2,974	$4,568	$11,389	$57,424	$199	$114,851
Grade 2	—	1,173	360	6,500	—	513	1,360	—	9,906
Grade 3	306,402	122,826	98,437	117,963	55,843	227,590	913,121	1,706	1,843,888
Grade 4	23,141	21,751	19,328	23,377	5,707	40,589	70,560	1,133	205,586
Grade 5	68	206	34	16,772	169	393	6,248	—	23,890
Grade 6	—	2,244	2,685	2,827	387	888	3,869	—	12,900
Grade 7	70	331	2,213	90	70	6,001	34,134	17,341	60,250
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	56	156	501	4,389	1,063	15,656	10,844	—	32,665
Total	$349,489	$160,193	$130,597	$174,892	$67,807	$303,019	$1,097,560	$20,379	$2,303,936

Current-period gross write-offs	$78	$668	$6,903	$423	$206	$85	$4,799	$—	$13,162

Consumer and Other
Grade 1	$14,964	$8,687	$4,028	$2,155	$1,031	$3,733	$1,662	$—	$36,260
Grade 2	10,740	89,654	10,503	13,622	—	1,698	40,227	—	166,444
Grade 3	38,935	15,501	15,239	18,450	13,651	11,744	34,423	4	147,947
Grade 4	19	203	2	127	784	16,172	6,033	—	23,340
Grade 5	—	—	1,025	—	—	—	196	—	1,221
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	24	—	—	—	860	130	1,014
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	5	3	7	—	15
Total	$64,658	$114,045	$30,821	$34,354	$15,471	$33,350	$83,408	$134	$376,241

Current-period gross write-offs	$5,998	$64	$82	$64	$6	$153	$108	$5	$6,480

	Term Loans
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	1,304,798	—	—	—	—	—	—	—	1,304,798
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$1,304,798	$—	$—	$—	$—	$—	$—	$—	$1,304,798

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Grade 1	$38,475	$21,075	$11,539	$5,267	$5,623	$15,679	$68,327	$199	$166,184
Grade 2	11,307	90,827	11,725	20,778	134	5,254	41,587	—	181,612
Grade 3	3,100,597	1,287,564	2,134,252	3,372,539	2,725,501	3,431,755	1,434,101	16,242	17,502,551
Grade 4	239,396	175,414	390,624	806,994	395,845	900,450	187,070	5,791	3,101,584
Grade 5	5,623	8,304	4,019	29,769	13,755	215,434	11,851	—	288,755
Grade 6	4,757	2,805	9,232	13,390	1,083	113,763	3,869	—	148,899
Grade 7	70	1,839	9,883	19,689	10,327	26,517	35,244	17,471	121,040
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	24,052	156	22,757	62,819	42,179	120,217	22,563	—	294,743
Total	$3,424,277	$1,587,984	$2,594,031	$4,331,245	$3,194,447	$4,829,069	$1,804,612	$39,703	$21,805,368

Current-period gross write-offs	$6,076	$958	$8,443	$1,994	$1,337	$278	$5,399	$5	$24,490

(1)
Includes $14.2 million of residential mortgage loans held for sale at December 31, 2025.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses that it believes is management’s best estimate of current expected credit losses on the Company’s loan portfolio as of December 31, 2025. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, and (4) provision releases returned to earnings that decrease the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

PCD loans are monitored individually or on a pooled basis quarterly to assess for changes in expected cash flows subsequent to acquisition. If a deterioration in cash flows is identified, an increase to the PCD reserves for that individual loan or pool of loans may be required. PCD loans were recorded at their acquisition date fair values based on expected cash flows with a reserve established for the estimate of expected future cash flows. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses.

The following tables detail the activity in the allowance for credit losses on loans by category of loan for the years ended December 31, 2025, 2024 and 2023, respectively.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Balance January 1, 2025	$77,984	$27,693	$80,735	$92,147	$65,500	$7,746	$351,805
Provision for credit losses	(8,446)	(4,314)	(1,718)	(14,313)	22,542	6,249	—
Charge-offs	(247)	(211)	(2,789)	(1,601)	(13,162)	(6,480)	(24,490)
Recoveries	526	270	368	1,018	3,059	1,186	6,427
Net charge-offs	279	59	(2,421)	(583)	(10,103)	(5,294)	(18,063)
Balance December 31, 2025	$69,817	$23,438	$76,596	$77,251	$77,939	$8,701	$333,742

Allowance for credit losses on loans:
Balance January 1, 2024	$87,775	$11,380	$77,652	$88,664	$59,832	$7,059	$332,362
Allowance on loans purchased with credit deterioration	942	14,309	344	4,306	6,176	1	26,078
Provision for credit losses	(9,954)	2,130	4,210	(601)	6,266	5,872	7,923
Charge-offs	(781)	(636)	(1,555)	(1,290)	(9,706)	(6,271)	(20,239)
Recoveries	2	510	84	1,068	2,932	1,085	5,681
Net charge-offs	(779)	(126)	(1,471)	(222)	(6,774)	(5,186)	(14,558)
Balance December 31, 2024	$77,984	$27,693	$80,735	$92,147	$65,500	$7,746	$351,805

Allowance for credit losses on loans:
Balance January 1, 2023	78,853	7,699	60,795	66,272	62,319	5,638	281,576
Allowance on loans purchased with credit deterioration	16,878	2,914	1,590	25,292	30,095	24	76,793
Provision for credit losses	(7,929)	683	14,999	14,216	(16,177)	6,192	11,984
Charge-offs	(77)	(114)	(144)	(17,158)	(19,603)	(5,688)	(42,784)
Recoveries	50	198	412	42	3,198	893	4,793
Net charge-offs	(27)	84	268	(17,116)	(16,405)	(4,795)	(37,991)
Balance December 31, 2023	$87,775	$11,380	$77,652	$88,664	$59,832	$7,059	$332,362

The allowance for credit losses on loans as of December 31, 2025, totaled $333.7 million or 1.53% of total loans, including acquired loans with discounts, a decrease of $18.1 million or 5.1% compared to the allowance for credit losses on loans totaling $351.8 million or 1.59% of total loans, including acquired loans with discounts, as of December 31, 2024.

There was no provision for credit losses for the year ended December 31, 2025, compared to a $9.1 million provision for credit losses for year ended December 31, 2024 and $18.5 million provision for credit losses for the year ended December 31, 2023. The $9.1 million provision was due to loans acquired in the Lone Star Merger and consisted of a $7.9 million provision for credit losses on loans and a $1.2 million provision for credit losses on off-balance sheet credit exposures.

Net charge-offs were $18.1 million for the year ended December 31, 2025, compared with $14.6 million for the year ended December 31, 2024. For the year ended December 31, 2025, $18.9 million of reserves on resolved PCD loans without any related charge-offs were released to the general reserve.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of December 31, 2025 and 2024, the Company had $37.6 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of December 31, 2025, the Company had $1.30 billion in commitments expected to fund.

The following table represents a rollforward of the allowance for credit losses on off-balance sheet credit exposures as of the dates indicated.

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$37,646	$36,503
Provision for credit losses on off-balance sheet credit exposures	—	1,143
Balance at end of period	$37,646	$37,646

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

The following table displays the amortized cost of loans that were both experiencing financial difficulty and modified during the years ended December 31, 2025 and 2024, presented by category of loan and by type of modification.

	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Interest Rate Reduction	Total	Percent of Total Class of Loans
	(Dollars in thousands)
Year Ended December 31, 2025
Commercial and industrial	$463	$—	$—	$—	$463	0.0%
Commercial real estate (includes multi-family residential)	—	557	22,736	—	23,293	0.4%
Agriculture and agriculture real estate (includes farmland)	—	134	—	—	134	0.0%
Total	$463	$691	$22,736	$—	$23,890	0.1%

Year Ended December 31, 2024
Commercial and industrial	$3,049	$4,240	$—	$—	$7,289	0.3%
Construction, land development and other land loans	—	7,163	—	—	7,163	0.3%
Commercial real estate (includes multi-family residential)	—	—	—	7,672	7,672	0.1%
Total	$3,049	$11,403	$—	$7,672	$22,124	0.1%

The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not significant during the years ended December 31, 2025 and 2024. Furthermore, such modifications did not significantly impact the Company’s determination of the allowance for credit losses during those periods.

The Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the years ended December 31, 2025 and 2024 that subsequently defaulted and were modified in the twelve months prior to default. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

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

The following tables present fair values for assets measured at fair value on a recurring basis:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$10,453	$—	$10,453
Collateralized mortgage obligations	—	207,444	—	207,444
Mortgage-backed securities	—	120,300	—	120,300
Derivative financial instruments:
Interest rate lock commitments	—	192	—	192
Forward mortgage-backed securities trades	—	6	—	6
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	778	—	778
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	50	—	50
Loan customer counterparty	—	782	—	782
Financial institution counterparty	—	—	—	—

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$16,325	$—	$16,325
Collateralized mortgage obligations	—	212,990	—	212,990
Mortgage-backed securities	—	107,645	—	107,645
Derivative financial instruments:
Interest rate lock commitments	—	144	—	144
Forward mortgage-backed securities trades	—	75	—	75
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	686	—	686
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$1	$—	$1
Forward mortgage-backed securities trades	—	37	—	37
Loan customer counterparty	—	693	—	693
Financial institution counterparty	—	—	—	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale, and impaired loans. For the year ended December 31, 2025, the Company had additions to other real estate owned of $18.7 million, of which $11.5 million were outstanding as of December 31, 2025. For the year ended December 31, 2025, the Company had additions to impaired loans of $119.9 million, of which $101.3 million were outstanding as of December 31, 2025. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2025 and remained outstanding at December 31, 2025 were not significant.

The following tables summarize the carrying values and estimated fair values of certain financial instruments not recorded at fair value on a recurring basis:

	As of December 31, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,747,511	$1,747,511	$—	$—	$1,747,511
Federal funds sold	217	217	—	—	217
Held to maturity securities	10,275,228	—	9,433,365	—	9,433,365
Loans held for sale	14,155	—	14,155	—	14,155
Loans held for investment, net of allowance	20,152,673	—	—	19,342,602	19,342,602
Loans held for investment - Warehouse Purchase Program	1,304,798	—	1,304,798	—	1,304,798
Other real estate owned	13,296	—	13,296	—	13,296
Liabilities
Deposits:
Noninterest-bearing	$9,467,911	$—	$9,467,911	$—	$9,467,911
Interest-bearing	19,014,573	—	19,001,946	—	19,001,946
Other borrowings	1,950,000	—	1,950,000	—	1,950,000
Securities sold under repurchase agreements	201,216	—	201,216	—	201,216

	As of December 31, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,972,175	$1,972,175	$—	$—	$1,972,175
Federal funds sold	292	292	—	—	292
Held to maturity securities	10,757,464	—	9,382,479	—	9,382,479
Loans held for sale	10,690	—	10,690	—	10,690
Loans held for investment, net of allowance	20,705,811	—	—	19,379,556	19,379,556
Loans held for investment - Warehouse Purchase Program	1,080,903	—	1,080,903	—	1,080,903
Other real estate owned	5,701	—	5,701	—	5,701
Liabilities
Deposits:
Noninterest-bearing	$9,798,438	$—	$9,798,438	$—	$9,798,438
Interest-bearing	18,582,900	—	18,559,227	—	18,559,227
Other borrowings	3,200,000	—	3,200,000	—	3,200,000
Securities sold under repurchase agreements	221,913	—	221,902	—	221,902

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

The fair value estimates presented herein are based on information available to management at December 31, 2025. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2025	2024
	(Dollars in thousands)
Land	$141,400	$141,613
Buildings	314,302	301,898
Furniture, fixtures and equipment	127,790	113,457
Construction in progress	13,464	11,155
Total	596,956	568,123
Less accumulated depreciation	(213,507)	(196,885)
Premises and equipment, net	$383,449	$371,238

Depreciation expense was $19.7 million, $19.1 million and $18.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

8. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $250,000 or more. These certificates and their remaining maturities at December 31, 2025 were as follows (dollars in thousands):

Three months or less	$1,149,657	59.2%
Over three through six months	437,468	22.6
Over six through 12 months	258,548	13.3
Over 12 months	94,164	4.9
Total	$1,939,837	100.0%

As of December 31, 2025, the Company had no deposits classified as brokered deposits for regulatory purposes, and there are no major concentrations of deposits with any one depositor.

9. OTHER BORROWINGS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”), securities sold under repurchase agreements and the Federal Reserve Board Bank Term Funding Program (“BTFP”).

	December 31,
	2025	2024
	(Dollars in thousands)
FHLB advances	$1,950,000	$3,200,000
Securities sold under repurchase agreements	201,216	221,913
Total	$2,151,216	$3,421,913

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2025, the Company had total borrowing capacity of $7.58 billion under this line. FHLB advances of $1.95 billion were outstanding at December 31, 2025, with a weighted-average interest rate of 3.63%. At December 31, 2025, the Company had no FHLB long-term notes payable balance outstanding.

Securities sold under repurchase agreements with Company customers—At December 31, 2025, the Company had $201.2 million in securities sold under repurchase agreements compared with $221.9 million at December 31, 2024, a decrease of $20.7 million or 9.3%, with weighted average interest rates paid of 2.35% and 2.70% for the years ended December 31, 2025 and 2024, respectively. Repurchase agreements are generally settled on the following business day. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Bank Term Funding Program— During the second quarter of 2023, the Bank began participating in the BTFP, which ceased extending new loans as of March 11, 2024. Under the BTFP program, eligible depository institutions could obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. At December 31, 2025, the Company had no BTFP balance outstanding.

10. INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Current tax provision (benefit):
Federal	$151,020	$127,471	$105,431
State	3,455	3,192	2,392
Total current tax provision (benefit)	154,475	130,663	107,823

Deferred tax (benefit) provision:
Federal	(3,738)	2,616	7,321
State	—	—	—
Total deferred tax provision (benefit)	(3,738)	2,616	7,321

Total tax provision (benefit)	$150,737	$133,279	$115,144

The Company does not have pretax income from continuing foreign operations or foreign tax expense.

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 21% for 2025, 2024 and 2023 to income before income taxes as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
	(Dollars in thousands)
U.S. federal statutory tax rate	$145,652	21.00%	$128,660	21.00%	$112,241	21.00%
Increase (decrease) resulting from:
State and local income taxes, net of federal income tax effect (1)	2,729	0.39	2,522	0.41	1,890	0.35
Tax credits - Qualified School Construction Bond	(592)	(0.09)	(1,225)	(0.20)	(1,255)	(0.23)
Nontaxable or nondeductible items (2)	2,948	0.43	3,322	0.54	2,268	0.42
Total	$150,737	21.73%	$133,279	21.75%	$115,144	21.54%

(1)
State taxes in Oklahoma, New York, and Texas made up the majority (greater than 50%) of the tax effect in this category.
(2)
The “nontaxable or nondeductible items” category includes items such as non-taxable interest income, non-taxable income from bank-owned life insurance policies, non-deductible Federal Deposit Insurance Corporation (“FDIC”) premiums, non-deductible executive compensation, and other non-deductible expenses. None of those items individually or in the aggregate exceeded the 5% quantitative threshold for separate disaggregation in the current year.

Year-end deferred taxes are presented in the table below. Deferred taxes as of December 31, 2025 and 2024 are based on the U.S. statutory federal corporate income tax rate of 21%.

	December 31,
	2025	2024
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$70,086	$63,166
CECL unfunded loans	7,906	7,906
Loan purchase discounts	4,777	7,466
Securities	3,545	3,961
Accrued liabilities	3,010	1,068
Restricted stock	2,693	4,905
Deferred compensation	1,759	1,892
Unrealized loss on available for sale securities	79	432
Certificates of Deposit	2	32
Other	2,797	2,803
Total deferred tax assets	96,654	93,631
Deferred tax liabilities:
Goodwill and core deposit intangibles	(40,282)	(42,838)
Deferred loan fees and costs	(11,506)	(11,822)
Bank premises and equipment	(7,797)	(5,109)
Prepaid expenses	(1,427)	(1,607)
Other	(22)	(20)
Total deferred tax liabilities	(61,034)	(61,396)
Net deferred tax assets	$35,620	$32,235

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2025.

Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no material tax positions at December 31, 2025 or December 31, 2024 that did not meet the more-likely-than not recognition threshold. FASB ASC Topic 740 “Income Taxes” also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2025 and 2024, the Company has not accrued any interest and penalties related to unrecognized tax benefits. The Company has identified its federal tax return and its state tax returns in Texas, Oklahoma, Colorado, New Mexico, New York, and Tennessee as “major” tax jurisdictions, as defined. The Bank has identified its state returns in Arkansas, Florida, Georgia, Idaho, North Carolina, and Pennsylvania as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal return are the 2022 through 2025 tax years. The Company has assumed net operating loss (“NOLs”) carryforwards, “acquired NOLs”, through its previous acquisitions. The tax periods of the acquired entities from which these acquired NOLs originated are considered open years for purposes of adjusting the amount of the acquired NOLs used in the Company’s open years. As of December 31, 2025, the Company has fully utilized all acquired NOLs.

Enactment of the One Big Beautiful Bill Act — On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”), which included certain modifications to U.S. tax law, was enacted. The Company has completed its initial evaluation of the provisions of the

OBBB Act and has concluded that it did not have a material impact on the Company's income tax provision for the year ended December 31, 2025.

11. STOCK INCENTIVE PROGRAMS

At December 31, 2025, Bancshares had one active stock-based incentive compensation plan with awards outstanding. The Company accounts for stock-based incentive compensation plans using the fair value-based method of accounting. The Company recognized stock-based compensation expense of $12.1 million, $12.8 million, and $12.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. There was approximately $1.5 million, $1.6 million and $1.7 million of income tax benefit recorded for the stock-based compensation expense for the same periods, respectively.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by Bancshares’ shareholders at the annual meeting of shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of December 31, 2025, 565,381 shares of issued restricted common stock have vested and 552,588 shares of issued restricted stock remain unvested.

Restricted Stock

During 2025, 2024 and 2023, Bancshares granted shares of restricted stock pursuant to the 2020 Plan. These shares of restricted stock generally vest over a period of one to three years. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period. Compensation expense related to restricted stock was $12.1 million, $12.8 million and $12.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

A summary of the status of nonvested shares of issued restricted stock as of December 31, 2025, and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, December 31, 2024	570	$65.88
Share awards granted	164	65.81
Unvested share awards forfeited	(38)	64.84
Share awards vested	(143)	71.40
Nonvested share awards outstanding, December 31, 2025	553	$64.49

The total fair value of restricted stock awards that fully vested during the year ended December 31, 2025, was $9.4 million.

As of December 31, 2025, there was $17.1 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.42 years.

12. OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense totals are more fully detailed in the following tables. Any components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented, as well as amounts the Company elected to present, are stated separately.

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Other noninterest income
Banking related service fees	$7,500	$7,902	$8,112
Bank Owned Life Insurance (BOLI)	8,328	7,980	6,653
Rental income	2,776	2,382	2,295
Other	19,640	11,665	19,633
Total	$38,244	$29,929	$36,693
Other noninterest expense
Advertising	$3,323	$3,215	$3,230
Losses	3,223	4,184	3,266
Printing and supplies	3,241	3,335	3,537
Insurance expense	3,505	3,655	3,749
Professional and legal fees	8,093	12,101	9,781
Property taxes	9,552	9,483	9,080
Travel and development	8,071	7,538	7,400
Other	11,216	11,679	11,302
Total	$50,224	$55,190	$51,345

13. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Code and excluding catch-up contributions. Such matching contributions were approximately $6.6 million, $6.9 million and $6.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

14. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The Company’s contractual obligations and other commitments to make future payments (other than deposit obligations and securities sold under repurchase agreements) as of December 31, 2025, are summarized below.

Federal Home Loan Bank Borrowings

The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB advances as of December 31, 2025, is summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
FHLB advances	$1,950,000	$—	$—	$—	$1,950,000

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of December 31, 2025, are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$83,230	$10,995	$1,063	$26	$95,314
Unused capacity on Warehouse Purchase Program loans	808,202	—	—	—	808,202
Commitments to extend credit	1,480,685	907,638	181,211	946,127	3,515,661
Total	$2,372,117	$918,633	$182,274	$946,153	$4,419,177

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

At December 31, 2025, $246.5 million of commitments to extend credit and standby letters of credit have fixed rates ranging from 0% to 21.0%.

The Company evaluates customer creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through an entry to provision for credit losses on the Company’s consolidated statement of income. At December 31, 2025 and 2024, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million.

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income for the years ended December 31, 2025, 2024 and 2023 was $3.3 million, $3.4 million and $3.1 million, respectively. As of December 31, 2025, operating lease ROU assets and lease liabilities were approximately $28.1 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of December 31, 2025, the weighted average remaining lease terms of the Company’s operating leases were 5.9 years. The weighted average discount rate used to determine the lease liabilities as of December 31, 2025, for the Company’s operating leases was 3.2%. Cash paid for the Company’s operating leases for the years ended December 31, 2025, 2024 and 2023 was $11.6 million,

$11.5 million and $12.0 million, respectively. During the year ended December 31, 2025, the Company obtained $3.5 million in ROU assets in exchange for lease liabilities for nine operating leases.

The Company’s future undiscounted cash payments associated with its operating leases as of December 31, 2025, are summarized below (dollars in thousands).

2026	$10,066
2027	7,075
2028	4,107
2029	2,768
2030	2,266
Thereafter	9,663
Total undiscounted lease payments	$35,945

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all operating lease obligations aggregated approximately $11.6 million, $11.5 million and $12.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Litigation—The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. After consultations with legal counsel, the Company and the Bank believe that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

15. OTHER COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2025			2024			2023
	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain (loss) during period	$1,681	$(353)	$1,328	$(286)	$60	$(226)	$2,626	$(551)	$2,075
Total securities available for sale	1,681	(353)	1,328	(286)	60	(226)	2,626	(551)	2,075
Total other comprehensive income (loss)	$1,681	$(353)	$1,328	$(286)	$60	$(226)	$2,626	$(551)	$2,075

Activity in accumulated other comprehensive (loss) income, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2025	$(1,624)	$(1,624)
Other comprehensive income	1,328	1,328
Balance at December 31, 2025	$(296)	$(296)
Balance at January 1, 2024	$(1,398)	$(1,398)
Other comprehensive loss	(226)	(226)
Balance at December 31, 2024	$(1,624)	$(1,624)
Balance at January 1, 2023	$(3,473)	$(3,473)
Other comprehensive income	2,075	2,075
Balance at December 31, 2023	$(1,398)	$(1,398)

16. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$7,837	$192	—	$7,042	$144	$1
Forward mortgage-backed securities trades	19,250	6	50	18,500	75	37
Commercial loan interest rate swaps and caps:
Loan customer counterparty	40,795	—	782	30,732	—	693
Financial institution counterparty	40,795	778	—	30,732	686	—

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at December 31, 2025 and 2024 are presented in the following table.

	Weighted-Average Interest Rate
	December 31, 2025		December 31, 2024
	Received	Paid	Received	Paid
Loan customer counterparty	4.52%	4.78%	5.03%	6.77%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $778 thousand and $686 thousand at December 31, 2025 and 2024, respectively. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counter-parties was zero at December 31, 2025. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counterparties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was $650 thousand and zero at December 31, 2025 and 2024, respectively.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in mortgage income. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
Derivatives not designated as hedging instruments	2025	2024	2023
Interest rate lock commitments	$49	$(75)	$130
Forward mortgage-backed securities trades	(264)	589	368

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

To meet the capital adequacy requirements, Bancshares and the Bank must maintain minimum capital amounts and ratios of CET1, Tier 1 and Total capital to risk weighted assets, and of Tier 1 capital to adjusted quarterly average assets as defined in the regulations. As of December 31, 2025, Bancshares and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2025, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification which management believes have changed the Bank’s category. To be categorized as well capitalized the Bank must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios as set forth in the table below.

The following is a summary of Bancshares’ and the Bank’s capital ratios at December 31, 2025 and 2024:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2025
CET1 Capital (to Risk Weighted Assets)	$4,072,542	17.55%	$1,044,451	4.50%	$1,624,702	7.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	4,072,542	17.55	1,392,601	6.00	1,972,852	8.50	N/A	N/A
Total Capital (to Risk Weighted Assets)	4,363,072	18.80	1,856,802	8.00	2,437,053	10.50	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	4,072,542	11.93	1,365,178	4.00	1,365,178	4.00	N/A	N/A
As of December 31, 2024
CET1 Capital (to Risk Weighted Assets)	$3,908,497	16.42%	$1,071,015	4.50%	$1,666,024	7.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	3,908,497	16.42	1,428,021	6.00	2,023,029	8.50	N/A	N/A
Total Capital (to Risk Weighted Assets)	4,206,669	17.67	1,904,028	8.00	2,499,036	10.50	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	3,908,497	10.82	1,445,504	4.00	1,445,504	4.00	N/A	N/A
BANK ONLY:
As of December 31, 2025
CET1 Capital (to Risk Weighted Assets)	$3,830,131	16.51%	$1,044,087	4.50%	$1,624,135	7.00%	$1,508,126	6.50%
Tier 1 Capital (to Risk Weighted Assets)	3,830,131	16.51	1,392,116	6.00	1,972,164	8.50	1,856,155	8.00
Total Capital (to Risk Weighted Assets)	4,121,172	17.76	1,856,155	8.00	2,436,203	10.50	2,320,193	10.00
Tier 1 Capital (to Average Tangible Assets)	3,830,131	11.22	1,364,910	4.00	1,364,910	4.00	1,706,137	5.00
As of December 31, 2024
CET1 Capital (to Risk Weighted Assets)	$3,893,275	16.36%	$1,070,586	4.50%	$1,665,356	7.00%	$1,546,402	6.50%
Tier 1 Capital (to Risk Weighted Assets)	3,893,275	16.36	1,427,448	6.00	2,022,219	8.50	1,903,264	8.00
Total Capital (to Risk Weighted Assets)	4,191,332	17.62	1,903,264	8.00	2,498,035	10.50	2,379,081	10.00
Tier 1 Capital (to Average Tangible Assets)	3,893,275	10.78	1,445,188	4.00	1,445,188	4.00	1,806,485	5.00

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends declared to be paid by Bancshares during the years ended December 31, 2025, 2024 and 2023 were $221.4 million, $214.4 million and $205.7 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2025, 2024 and 2023 were $607.2 million, $352.8 million and $373.2 million, respectively.

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2025	2024
	(Dollars in thousands)
ASSETS
Cash	$233,935	$5,187
Investment in subsidiary	7,369,747	7,419,290
Goodwill	3,982	3,982
Other assets	10,073	11,530
TOTAL	$7,617,737	$7,439,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$1,597	$1,494
SHAREHOLDERS’ EQUITY:
Common stock	93,058	95,276
Capital surplus	3,653,751	3,796,622
Retained earnings	3,869,627	3,548,221
Unrealized loss on available for sale securities, net of tax	(296)	(1,624)
Total shareholders’ equity	7,616,140	7,438,495
TOTAL	$7,617,737	$7,439,989

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiary	$607,191	$352,766	$373,248
Other income (expense)	178	(2)	25
Total income	607,369	352,764	373,273
OPERATING EXPENSE:
Subordinated notes interest expense	—	—	38
Stock based compensation expense (includes restricted stock)	12,103	12,843	12,181
Other expenses	3,522	2,881	2,896
Total operating expense	15,625	15,724	15,115
INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	591,744	337,040	358,158
FEDERAL INCOME TAX BENEFIT	1,970	2,057	2,076
INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	593,714	339,097	360,234
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(50,871)	140,289	59,082
NET INCOME	$542,843	$479,386	$419,316

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Net income	$542,843	$479,386	$419,316
Other comprehensive income (loss), before tax:
Securities available for sale:
Change in unrealized income (loss) during the period	1,681	(286)	2,626
Total other comprehensive income (loss)	1,681	(286)	2,626
Deferred tax (expense) benefit related to other comprehensive income (loss)	(353)	60	(551)
Other comprehensive income (loss), net of tax	1,328	(226)	2,075
Comprehensive income	$544,171	$479,160	$421,391

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$542,843	$479,386	$419,316
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	50,871	(140,289)	(59,082)
Stock based compensation expense	12,102	12,843	12,181
Decrease (increase) in other assets	1,457	(840)	(1,543)
Increase in accrued interest payable and other liabilities	103	747	576
Net cash provided by operating activities	607,376	351,847	371,448
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisitions	—	(63,246)	(88,490)
Net cash used in investing activities	—	(63,246)	(88,490)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of junior subordinated debentures	—	—	(3,158)
Repurchase of common stock	(157,191)	(74,766)	(72,248)
Payments of cash dividends	(221,437)	(214,375)	(205,715)
Net cash used in financing activities	(378,628)	(289,141)	(281,121)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	228,748	(540)	1,837
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,187	5,727	3,890
CASH AND CASH EQUIVALENTS, END OF PERIOD	$233,935	$5,187	$5,727

19. SUBSEQUENT EVENTS

Acquisition of American Bank Holding Corporation — On January 1, 2026, the Company completed the merger of American Bank Holding Corporation (“American”) into Bancshares and the subsequent merger of its wholly owned subsidiary American Bank, N.A. (“American Bank”), into the Bank (collectively, the “American Merger”). American Bank operated 18 banking offices and 2 loan production offices in South and Central Texas including its main office in Corpus Christi, and banking offices in San Antonio, Austin, Victoria and the greater Corpus Christi area including Port Aransas and Rockport and a loan production office in Houston, Texas. Pursuant to the terms of the definitive agreement, Bancshares issued 4,439,938 shares of its common stock for all outstanding shares of American common stock in the first quarter of 2026.

Acquisition of Southwest Bancshares, Inc. — On February 1, 2026, the Company completed the merger of Southwest Bancshares, Inc. (“Southwest”) into Bancshares and the subsequent merger of its wholly owned subsidiary Texas Partners Bank (“Texas Partners”), into the Bank (collectively, the “Southwest Merger”). Texas Partners operated 11 banking offices in Central Texas including its main office in San Antonio, and banking offices in the San Antonio area, Austin and the Hill Country. Pursuant to the terms of the definitive agreement, Bancshares issued 4,094,974 shares of its common stock for all outstanding shares of Southwest common stock in the first quarter of 2026.

Pending Acquisition of Stellar Bancorp, Inc.— On January 28, 2026, Bancshares and Stellar Bancorp, Inc. (“Stellar”) jointly announced the signing of a definitive merger agreement whereby Stellar, the parent company of Stellar Bank (“Stellar Bank”) will merge with and into Bancshares and Stellar Bank will merge with and into the Bank. Stellar Bank operates 52 banking offices in greater Houston and Beaumont, Texas and surrounding areas. Under the terms and subject to the conditions of the definitive agreement, Bancshares will issue 0.3803 shares of Prosperity Bancshares common stock and $11.36 in cash for each outstanding share of Stellar common stock. Based on the closing price of the Company’s common stock of $72.90 on January 27, 2026, the total consideration was valued at approximately $2.00 billion. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals.