Form 10-Q
period 2026-03-31
PROSPERITY BANCSHARES INC
filed 2026-05-11
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

As of May 4, 2026, there were 100,854,689 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$1,547,967	$1,747,511
Federal funds sold	209	217
Total cash and cash equivalents	1,548,176	1,747,728
Available for sale securities, at fair value	356,134	338,197
Held to maturity securities, at cost (fair value of $10,687,015 and $9,433,365, respectively)	11,595,457	10,275,228
Total securities	11,951,591	10,613,425
Loans held for sale	21,925	14,155
Loans held for investment	23,832,909	20,486,415
Loans held for investment - Warehouse Purchase Program	1,433,152	1,304,798
Total loans	25,287,986	21,805,368
Less: allowance for credit losses on loans	(383,840)	(333,742)
Loans, net	24,904,146	21,471,626
Accrued interest receivable	120,565	99,297
Goodwill	3,822,283	3,503,127
Core deposit intangibles, net	111,243	51,605
Bank premises and equipment, net	429,775	383,449
Other real estate owned	13,257	13,296
Bank owned life insurance (BOLI)	446,662	392,756
Federal Home Loan Bank of Dallas stock	107,477	86,950
Other assets	164,008	100,166
TOTAL ASSETS	$43,619,183	$38,463,425
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$10,580,920	$9,467,911
Interest-bearing	22,051,836	19,014,573
Total deposits	32,632,756	28,482,484
Other borrowings	2,200,000	1,950,000
Securities sold under repurchase agreements	176,099	201,216
Subordinated notes and junior subordinated debentures	76,186	—
Accrued interest payable	30,165	30,913
Allowance for credit losses on off-balance sheet credit exposures	37,646	37,646
Other liabilities	258,480	145,026
Total liabilities	35,411,332	30,847,285
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 100,835,022 issued and outstanding at March 31, 2026; 93,058,171 shares issued and outstanding at December 31, 2025	100,835	93,058
Capital surplus	4,181,710	3,653,751
Retained earnings	3,925,271	3,869,627
Accumulated other comprehensive income (loss) —net unrealized loss on available for sale securities, net of tax (expense) benefit of $9 and $(79), respectively	35	(296)
Total shareholders’ equity	8,207,851	7,616,140
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,619,183	$38,463,425

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$361,756	$319,023
Securities	70,531	57,886
Federal funds sold and other earning assets	9,488	15,896
Total interest income	441,775	392,805
INTEREST EXPENSE:
Deposits	104,237	95,597
Other borrowings	14,783	30,492
Securities sold under repurchase agreements	902	1,334
Subordinated notes and junior subordinated debentures	703	—
Total interest expense	120,625	127,423
NET INTEREST INCOME	321,150	265,382
PROVISION FOR CREDIT LOSSES	—	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	321,150	265,382
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	10,867	9,147
Credit card, debit card and ATM card income	9,483	8,739
Service charges on deposit accounts	8,680	7,408
Trust income	4,922	3,601
Mortgage income	1,280	1,009
Brokerage income	1,568	1,262
Net gain (loss) on sale or write-down of assets	318	(235)
Other	9,356	10,370
Total noninterest income	46,474	41,301
NONINTEREST EXPENSE:
Salaries and employee benefits	109,211	89,476
Net occupancy and equipment	10,654	9,146
Credit and debit card, data processing and software amortization	18,114	11,422
Regulatory assessments and FDIC insurance	6,041	5,789
Core deposit intangibles amortization	5,259	3,641
Depreciation	5,548	4,774
Communications	3,834	3,473
Net other real estate expense	300	110
Merger related expenses	42,516	—
Other	15,810	12,470
Total noninterest expense	217,287	140,301
INCOME BEFORE INCOME TAXES	150,337	166,382
PROVISION FOR INCOME TAXES	34,070	36,157
NET INCOME	$116,267	$130,225
EARNINGS PER SHARE:
Basic	$1.16	$1.37
Diluted	$1.16	$1.37

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
	(Dollars in thousands)
Net income	$116,267	$130,225
Other comprehensive income, before tax:
Securities available for sale:
Change in unrealized gain during the period	419	682
Total other comprehensive income	419	682
Deferred tax expense related to other comprehensive income	(88)	(143)
Other comprehensive income, net of tax	331	539
Comprehensive income	$116,598	$130,764

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2024	95,275,279	$95,276	$3,796,622	$3,548,221	$(1,624)	$7,438,495
Net income				130,225		130,225
Other comprehensive income					539	539
Common stock issued (forfeited) in connection with the granting of restricted stock awards, net	(17,062)	(17)	17			—
Stock based compensation expense			3,053			3,053
Cash dividends declared, $0.58 per share				(55,251)		(55,251)
BALANCE AT MARCH 31, 2025	95,258,217	$95,259	$3,799,692	$3,623,195	$(1,085)	$7,517,061

BALANCE AT DECEMBER 31, 2025	93,058,171	$93,058	$3,653,751	$3,869,627	$(296)	$7,616,140
Net income				116,267		116,267
Other comprehensive income					331	331
Common stock issued (forfeited) in connection with the granting of restricted stock awards, net	79,133	79	(79)			—
Common stock issued in connection with the acquisition of American Bank Holding Corporation	4,439,938	4,440	302,404			306,844
Common stock issued in connection with the acquisition of Southwest Bancshares, Inc.	4,094,974	4,095	278,499			282,594
Common stock repurchase	(837,194)	(837)	(56,247)			(57,084)
Stock based compensation expense			3,382			3,382
Cash dividends declared, $0.60 per share				(60,623)		(60,623)
BALANCE AT MARCH 31, 2026	100,835,022	$100,835	$4,181,710	$3,925,271	$35	$8,207,851

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,267	$130,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	10,807	8,415
Provision for credit losses	—	—
Net amortization of premium on investments	3,829	5,027
Net gain on sale of other real estate and repossessed assets	(41)	(30)
Net (gain) loss on sale or write down of premises and equipment	(318)	235
Net accretion of discount on loans	(3,748)	(3,292)
Net amortization of premium on deposits	(699)	(9)
Net gain on sale of loans	(1,280)	(1,009)
Proceeds from sale of loans held for sale	54,092	35,411
Originations of loans held for sale	(60,582)	(33,476)
Stock based compensation expense	3,382	3,053
(Increase) decrease in accrued interest receivable and other assets	(30,965)	56,200
Increase (decrease) in accrued interest payable and other liabilities	94,367	(22,577)
Net cash provided by operating activities	185,111	178,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	408,680	367,627
Purchase of held to maturity securities	(1,482,841)	(72,749)
Proceeds from maturities, sales and principal paydowns of available for sale securities	5,555,739	3,502,073
Purchase of available for sale securities	(5,499,463)	(3,499,606)
Originations of Warehouse Purchase Program loans	(3,907,060)	(3,206,867)
Proceeds from pay-offs of Warehouse Purchase Program loans	3,778,706	3,229,877
Net decrease in loans held for investment	397,107	143,165
Purchase of bank premises and equipment	(7,008)	(7,074)
Proceeds from sale of bank premises, equipment and other real estate	5,542	2,816
Proceeds from insurance claims	3,076	564
Net cash provided by the acquisition of American Bank Holding Corporation	233,906	—
Net cash provided by the acquisition of Southwest Bancshares, Inc.	244,182	—
Net cash (used in) provided by investing activities	(269,434)	459,826

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	261,719	(122,523)
Net decrease in interest-bearing deposits	(484,124)	(232,007)
Net proceeds (repayments) from other short-term borrowings	250,000	(500,000)
Net decrease in securities sold under repurchase agreements	(25,117)	(5,827)
Repurchase of common stock	(57,084)	—
Payments of cash dividends	(60,623)	(55,251)
Net cash used in financing activities	(115,229)	(915,608)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(199,552)	(277,609)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,747,728	1,972,467
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,548,176	$1,694,858

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$2,572	$5,062
SUPPLEMENTAL INFORMATION:
Cash paid for:
U.S. federal income taxes, net of refunds received	$—	$78,000
State income taxes, net of refunds received	336	386
Interest paid	124,822	135,203

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the three-month period ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period.

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

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2026		2025
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$116,267		$130,225
Basic:
Weighted average shares outstanding	99,825	$1.16	95,266	$1.37
Diluted:
Weighted average shares outstanding	99,825	$1.16	95,266	$1.37

There were no stock options outstanding at March 31, 2026, or exercisable during the three months ended March 31, 2026, or 2025 that would have had an anti-dilutive effect on the above computation.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

3. NEW ACCOUNTING STANDARDS

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

ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. ASU 2025-08 updated the accounting for purchased loans under ASC 326. Under ASU 2025-08, loans acquired without credit deterioration (“Non-PCD” loans) and deemed “seasoned” will now be considered purchased seasoned loans (“PSLs”) and accounted for using the gross-up approach at acquisition, which was formerly applicable only to purchased credit deteriorated (“PCD”) assets. PSLs include all loans acquired in a business combination that do not have “more-than-insignificant” deterioration of credit quality since origination, as well as loans purchased at least 90 days after origination where the purchaser was not involved in the origination of the loans. Under ASU 2025-08, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized costs basis, thereby eliminating the immediate recognition of day-one credit loss expense previously required for Non-PCD loans. The Company early adopted ASU 2025-08 as of January 1, 2026, on a prospective basis. For further discussion, see Note 5 to the consolidated financial statements.

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

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income. ASU 2023-09 focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign, and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The Company adopted ASU 2023-09 as of December 31, 2025 on a retrospective basis, and it did not have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,935	$2,678	$—	$10,613
Collateralized mortgage obligations	212,599	90	(2,244)	210,445
Mortgage-backed securities	135,556	199	(679)	135,076
Total	$356,090	$2,967	$(2,923)	$356,134
Held to Maturity
U.S. Government agencies	$4,073	$—	$(5)	$4,068
States and political subdivisions	121,504	212	(1,977)	119,739
Corporate debt securities	12,000	—	(900)	11,100
Collateralized mortgage obligations	394,300	755	(15,505)	379,550
Mortgage-backed securities	11,063,580	4,155	(895,177)	10,172,558
Total	$11,595,457	$5,122	$(913,564)	$10,687,015

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,935	$2,518	$—	$10,453
Collateralized mortgage obligations	209,689	5	(2,250)	207,444
Mortgage-backed securities	120,948	85	(733)	120,300
Total	$338,572	$2,608	$(2,983)	$338,197
Held to Maturity
U.S. Government agencies	$6,032	$78	$(70)	$6,040
States and political subdivisions	69,221	249	(1,347)	68,123
Corporate debt securities	12,000	—	(1,020)	10,980
Collateralized mortgage obligations	223,675	1,010	(12,177)	212,508
Mortgage-backed securities	9,964,300	9,070	(837,656)	9,135,714
Total	$10,275,228	$10,407	$(852,270)	$9,433,365

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

MARCH 31, 2026

(UNAUDITED)

comprehensive income, net of applicable taxes. The previous amortized cost basis less the expected credit losses recognized in earnings will become the new amortized cost basis of the investment.

As of March 31, 2026, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2026, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae-issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae- and Freddie Mac-issued securities are fully guaranteed by those respective United States government-sponsored agencies and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of March 31, 2026, the Company’s municipal securities represent 1.0% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of March 31, 2026, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	March 31, 2026
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$10,917	$(56)	$165,071	$(2,188)	$175,988	$(2,244)
Mortgage-backed securities	70,646	(377)	50,895	(302)	121,541	(679)
Total	$81,563	$(433)	$215,966	$(2,490)	$297,529	$(2,923)
Held to Maturity
U.S. Government agencies	$4,068	$(5)	$—	$—	$4,068	$(5)
States and political subdivisions	43,606	(557)	22,946	(1,420)	66,552	(1,977)
Corporate debt securities	—	—	11,100	(900)	11,100	(900)
Collateralized mortgage obligations	162,914	(2,233)	156,204	(13,272)	319,118	(15,505)
Mortgage-backed securities	2,139,258	(18,674)	7,421,363	(876,503)	9,560,621	(895,177)
Total	$2,349,846	$(21,469)	$7,611,613	$(892,095)	$9,961,459	$(913,564)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	29,345	(71)	159,382	(2,179)	188,727	(2,250)
Mortgage-backed securities	32,483	(91)	81,968	(642)	114,451	(733)
Total	$61,828	$(162)	$241,350	$(2,821)	$303,178	$(2,983)
Held to Maturity
U.S. Government agencies	$4,733	$(70)	$—	$—	$4,733	$(70)
States and political subdivisions	1,108	(1)	23,482	(1,346)	24,590	(1,347)
Corporate debt securities	—	—	10,980	(1,020)	10,980	(1,020)
Collateralized mortgage obligations	548	(8)	165,061	(12,169)	165,609	(12,177)
Mortgage-backed securities	390,495	(775)	7,813,697	(836,881)	8,204,192	(837,656)
Total	$396,884	$(854)	$8,013,220	$(851,416)	$8,410,104	$(852,270)

At March 31, 2026, and December 31, 2025, there were 679 securities and 712 securities, respectively, in an unrealized loss position for 12 months or more.

The table below summarizes the amortized cost and fair value of investment securities at March 31, 2026, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$22,631	$22,648	$—	$—
Due after one year through five years	44,668	44,275	—	—
Due after five years through ten years	67,524	65,240	7,935	10,613
Due after ten years	2,754	2,744	—	—
Subtotal	137,577	134,907	7,935	10,613
Mortgage-backed securities and collateralized mortgage obligations	11,457,880	10,552,108	348,155	345,521
Total	$11,595,457	$10,687,015	$356,090	$356,134

At March 31, 2026, and December 31, 2025, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $9.59 billion and $9.24 billion and a fair value of $8.81 billion and $8.43 billion at March 31, 2026, and December 31, 2025, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

The Company recorded no gain or loss on the sale of investment securities for the three months ended March 31, 2026 and 2025. As of March 31, 2026, the Company did not own any non-agency collateralized mortgage obligations.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Residential mortgage loans held for sale	$21,925	$14,155

Commercial and industrial	3,281,253	2,303,936
Real estate:
Construction, land development and other land loans	3,253,389	2,741,455
1-4 family residential (includes home equity)	8,700,834	8,260,482
Commercial real estate (includes multi-family residential)	7,126,213	5,776,397
Farmland	703,930	662,031
Agriculture	360,610	365,873
Consumer and other	406,680	376,241
Total loans held for investment, excluding Warehouse Purchase Program	23,832,909	20,486,415
Warehouse Purchase Program	1,433,152	1,304,798
Total loans, including Warehouse Purchase Program	$25,287,986	$21,805,368

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans made up 80.0% and 81.8% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at March 31, 2026, and December 31, 2025, respectively. As of March 31, 2026, and December 31, 2025, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of March 31, 2026, and December 31, 2025, loans outstanding to directors, officers and their affiliates totaled $674 thousand and $272 thousand, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the three months ended March 31, 2026	As of and for the year ended December 31, 2025
	(Dollars in thousands)
Beginning balance on January 1	$272	$266
New loans	405	182
Repayments	(3)	(176)
Ending balance	$674	$272

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

An aging analysis of past due loans, segregated by category of loan, is presented below:

	March 31, 2026
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$18,843	$237	$19,080	$484	$3,233,825	$3,253,389
Warehouse Purchase Program loans	—	—	—	—	1,433,152	1,433,152
Agriculture and agriculture real estate (includes farmland)	4,269	—	4,269	14,925	1,045,346	1,064,540
1-4 family (includes home equity) (1)	45,205	76	45,281	55,501	8,621,977	8,722,759
Commercial real estate (includes multi-family residential)	23,466	1,922	25,388	12,960	7,087,865	7,126,213
Commercial and industrial	28,046	6	28,052	21,590	3,231,611	3,281,253
Consumer and other	943	—	943	1,013	404,724	406,680
Total	$120,772	$2,241	$123,013	$106,473	$25,058,500	$25,287,986

	December 31, 2025
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$5,233	$297	$5,530	$177	$2,735,748	$2,741,455
Warehouse Purchase Program loans	—	—	—	—	1,304,798	1,304,798
Agriculture and agriculture real estate (includes farmland)	4,834	—	4,834	15,378	1,007,692	1,027,904
1-4 family (includes home equity) (1)	47,057	—	47,057	53,932	8,173,648	8,274,637
Commercial real estate (includes multi-family residential)	13,386	—	13,386	5,326	5,757,685	5,776,397
Commercial and industrial	9,436	—	9,436	61,387	2,233,113	2,303,936
Consumer and other	1,159	20	1,179	1,017	374,045	376,241
Total	$81,105	$317	$81,422	$137,217	$21,586,729	$21,805,368

(1)
Includes $21.9 million and $14.2 million of residential mortgage loans held for sale at March 31, 2026, and December 31, 2025, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Nonaccrual loans (1)	$106,473	$137,217
Accruing loans 90 or more days past due	2,241	317
Total nonperforming loans	108,714	137,534
Repossessed assets	136	12
Other real estate	13,257	13,296
Total nonperforming assets	$122,107	$150,842

Nonperforming assets to total loans and other real estate	0.48%	0.69%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.51%	0.74%
Nonaccrual loans to total loans	0.42%	0.63%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.45%	0.67%

(1)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $122.1 million in nonperforming assets at March 31, 2026, compared with $150.8 million at December 31, 2025. Nonperforming assets were 0.48% of total loans and other real estate at March 31, 2026, and 0.69% of total loans and other real estate at December 31, 2025. The Company had $106.5 million in nonaccrual loans at March 31, 2026, compared with $137.2 million at December 31, 2025.

Acquired Loans. Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default, and recovery rates. Projected default rates, loss given default, and recovery rates for PCD loans and PSLs primarily impact the related allowance, as opposed to the fair value mark. During the valuation process, the Company identified PCD and PSLs in the acquired loan portfolios. Loans acquired with evidence of credit quality deterioration since origination as of the acquisition date were accounted for as PCD. PCD loan identification considers the following factors: payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality as of the acquisition date when compared to the origination date. PSL identification considers the following factors: account types, remaining terms, annual interest rates or coupons, current market rates, interest types, past delinquencies, timing of principal and interest payments, loan to value ratios, loss exposures and remaining balances. Accretion of purchased discounts on PCD and PSLs will be recognized based on payment structure and the contractual maturity of individual loans.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

PCD Loans. The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2026, and December 31, 2025.

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
PCD loans:
Outstanding balance	$452,668	$300,010
Discount	(8,440)	(5,267)
Recorded investment	$444,228	$294,743

Changes in the accretable yield for acquired PCD loans for the three months ended March 31, 2026, and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$5,267	$7,390
Additions	4,345	—
Accretion recoveries (charge-offs)	14	—
Accretion	(1,186)	(677)
Balance at March 31,	$8,440	$6,713

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired. The PCD discount reflected above as of March 31, 2026, represents the amount of discount available to be recognized as income.

PSLs. The recorded investment in PSLs included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2026, and December 31, 2025.

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
PSLs:
Outstanding balance	$4,785,565	$1,498,731
Discount	(68,592)	(17,479)
Recorded investment	$4,716,973	$1,481,252

Changes in the discount accretion for PSLs for the three months ended March 31, 2026, and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$17,479	$27,845
Additions	53,940	—
Accretion recoveries	(265)	20
Accretion	(2,562)	(2,615)
Balance at March 31,	$68,592	$25,205

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Grade 4—Credits in this category are considered to be of acceptable credit quality with moderately greater risk than Grade 3 and receive closer monitoring. Loans in this category have sources of repayment that remain sufficient to preclude a larger than normal probability of default and secondary sources are likewise currently of sufficient quantity, quality, and liquidity to protect the Company against loss of principal and interest. These borrowers have specific risk factors, but the overall strength of the credit is acceptable based on other mitigating credit and/or collateral factors and can repay the debt in the normal course of business.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following tables present loans by risk grade, by category of loan and by year of origination/renewal at March 31, 2026.

	Term Loans
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$330	$—	$—	$160	$—	$—	$490
Grade 2	949	4,036	505	480	—	115	—	—	6,085
Grade 3	119,475	938,505	349,210	280,634	339,991	143,834	314,450	—	2,486,099
Grade 4	10,082	114,267	82,287	157,807	233,400	37,207	44,985	—	680,035
Grade 5	—	220	1,140	—	—	5,231	500	—	7,091
Grade 6	—	902	—	12	—	570	—	—	1,484
Grade 7	—	—	50	132	43	200	—	—	425
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	29,379	6,071	6,757	16,329	8,156	4,988	—	71,680
Total	$130,506	$1,087,309	$439,593	$445,822	$589,763	$195,473	$364,923	$—	$3,253,389

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$1,373	$3,545	$338	$150	$4	$—	$8,481	$—	$13,891
Grade 2	—	60	—	4	2,283	1,002	—	—	3,349
Grade 3	47,020	119,093	76,602	55,259	156,828	170,898	194,335	233	820,268
Grade 4	8,737	35,523	11,664	14,914	26,112	38,307	46,118	1,374	182,749
Grade 5	2,555	3,490	1,123	639	544	2,776	—	—	11,127
Grade 6	—	—	2	—	—	—	—	—	2
Grade 7	—	—	370	—	223	903	—	250	1,746
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	392	286	13,068	1,832	2,058	7,882	5,890	—	31,408
Total	$60,077	$161,997	$103,167	$72,798	$188,052	$221,768	$254,824	$1,857	$1,064,540

Current-period gross write-offs	$—	$39	$—	$—	$—	$23	$—	$—	$62

1-4 Family (includes Home Equity) (1)
Grade 1	$—	$—	$—	$67	$130	$105	$—	$—	$302
Grade 2	97	774	927	378	545	5,194	—	—	7,915
Grade 3	91,593	524,587	602,835	1,488,977	2,058,373	3,550,195	112,370	3,021	8,431,951
Grade 4	6,495	23,309	13,035	17,624	34,889	91,296	8,079	42	194,769
Grade 5	342	2,803	2,162	464	1,126	4,939	—	—	11,836
Grade 6	—	251	2,256	2,292	606	3,247	76	—	8,728
Grade 7	—	—	407	7,226	17,588	29,654	—	—	54,875
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	45	4,504	990	2,737	3,863	244	—	12,383
Total	$98,527	$551,769	$626,126	$1,518,018	$2,115,994	$3,688,493	$120,769	$3,063	$8,722,759

Current-period gross write-offs	$—	$58	$—	$119	$713	$9	$—	$—	$899

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$406	$1,259	$3,908	$—	$—	$5,573
Grade 2	413	3,866	6,271	1,702	2,941	16,465	—	—	31,658
Grade 3	127,894	585,498	533,244	457,316	860,614	2,008,887	119,326	2,584	4,695,363
Grade 4	3,730	151,080	77,481	148,430	551,823	875,456	13,574	—	1,821,574
Grade 5	3,988	4,636	27,550	2,297	6,609	167,685	2,837	—	215,602
Grade 6	—	4,641	28,570	4,421	12,209	70,005	—	—	119,846
Grade 7	—	495	931	5,118	1,214	1,785	985	—	10,528
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	35,776	26,525	25,104	62,619	76,045	—	—	226,069
Total	$136,025	$785,992	$700,572	$644,794	$1,499,288	$3,220,236	$136,722	$2,584	$7,126,213

Current-period gross write-offs	$—	$—	$—	$—	$—	$221	$—	$—	$221

Commercial and Industrial
Grade 1	$17,272	$29,419	$14,163	$3,465	$829	$4,756	$62,032	$118	$132,054
Grade 2	5,788	3,018	4,564	1,905	6,826	548	42,989	—	65,638
Grade 3	100,819	521,239	232,816	186,223	117,886	293,785	1,227,165	2,919	2,682,852
Grade 4	9,475	36,264	23,631	28,575	29,269	25,917	82,507	3,072	238,710
Grade 5	400	531	430	573	20,680	41	4,472	—	27,127
Grade 6	—	1,943	1,856	2,691	2,660	375	5,666	24	15,215
Grade 7	12,101	533	3,068	402	—	2,582	59	—	18,745
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	23,048	6,955	3,339	3,463	32,425	30,546	1,136	100,912
Total	$145,855	$615,995	$287,483	$227,173	$181,613	$360,429	$1,455,436	$7,269	$3,281,253

Current-period gross write-offs	$—	$740	$151	$1,634	$2,269	$299	$28,498	$6,085	$39,676

Consumer and Other
Grade 1	$8,098	$19,080	$4,979	$2,008	$551	$1,090	$1,690	$—	$37,496
Grade 2	258	12,439	90,059	14,182	20,091	1,937	984	—	139,950
Grade 3	26,376	25,209	24,482	21,243	22,685	29,237	51,491	—	200,723
Grade 4	25	138	528	189	32	17,850	6,306	—	25,068
Grade 5	—	345	—	24	—	—	211	—	580
Grade 6	—	—	16	50	—	2	—	8	76
Grade 7	—	—	—	22	—	129	860	—	1,011
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	1,769	7	—	1,776
Total	$34,757	$57,211	$120,064	$37,718	$43,359	$52,014	$61,549	$8	$406,680

Current-period gross write-offs	$1,452	$74	$7	$—	$—	$19	$70	$—	$1,622

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	1,433,152	—	—	—	—	—	—	—	1,433,152
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$1,433,152	$—	$—	$—	$—	$—	$—	$—	$1,433,152

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Grade 1	$26,743	$52,044	$19,810	$6,096	$2,773	$10,019	$72,203	$118	$189,806
Grade 2	7,505	24,193	102,326	18,651	32,686	25,261	43,973	—	254,595
Grade 3	1,946,329	2,714,131	1,819,189	2,489,652	3,556,377	6,196,836	2,019,137	8,757	20,750,408
Grade 4	38,544	360,581	208,626	367,539	875,525	1,086,033	201,569	4,488	3,142,905
Grade 5	7,285	12,025	32,405	3,997	28,959	180,672	8,020	—	273,363
Grade 6	—	7,737	32,700	9,466	15,475	74,199	5,742	32	145,351
Grade 7	12,101	1,028	4,826	12,900	19,068	35,253	1,904	250	87,330
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	392	88,534	57,123	38,022	87,206	130,140	41,675	1,136	444,228
Total	$2,038,899	$3,260,273	$2,277,005	$2,946,323	$4,618,069	$7,738,413	$2,394,223	$14,781	$25,287,986

Current-period gross write-offs	$1,452	$911	$158	$1,753	$2,982	$571	$28,568	$6,085	$42,480

(1)
Includes $21.9 million of residential mortgage loans held for sale at March 31, 2026.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses that it believes is management’s best estimate of current expected credit losses on the Company’s loan portfolio as of March 31, 2026. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, (4) provision releases returned to earnings that decrease the allowance, and (5) increases in reserves related to acquired loans. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the total loan portfolio and assigns risk grades to each loan. Through this loan review process, the Company maintains an internal list of impaired loans, which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For certain impaired loans, the Company allocates a specific loan loss reserve primarily based on the value of the collateral securing the impaired loan in accordance with CECL. The specific reserves are determined on an individual loan basis. Loans for which specific reserves are provided are excluded from the general valuation allowance described below.

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
•
for construction, land development and other land loans, the perceived feasibility of the project, including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio;
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

In determining the amount of the general valuation allowance, management considers factors such as historical lifetime loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with CECL. Historical lifetime loan loss experience is determined by utilizing an open-pool (“cumulative loss rate”) methodology. Adjustments to the historical lifetime loan loss experience are made for differences in current loan pool risk characteristics, such as portfolio concentrations, delinquency, non-accrual, and watch list levels, as well as changes in current and forecasted economic conditions such as unemployment rates, property and collateral values, and other indices relating to economic activity. The utilization of reasonable and supportable forecasts includes an immediate reversion to lifetime historical loss rates. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve. Allocation of a portion of the allowance to one category of loans does not preclude its availability to cover expected losses in other categories.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following table details activity in the allowance for credit losses on loans by category of loan for the three months ended March 31, 2026 and 2025.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance December 31, 2025	$69,817	$23,438	$76,596	$77,251	$77,939	$8,701	$333,742
Allowance on PCD loans at acquisition	5,725	927	1,353	12,423	30,809	909	52,146
Allowance on PSLs at acquisition (1)	5,342	142	6,213	11,696	13,308	2,560	39,261
Provision for credit losses on loans	(4,757)	(1,242)	(8,166)	(6,075)	21,904	(1,664)	—
Charge-offs	—	(62)	(899)	(221)	(39,676)	(1,622)	(42,480)
Recoveries	—	10	37	342	451	331	1,171
Net (charge-offs) recoveries	—	(52)	(862)	121	(39,225)	(1,291)	(41,309)
Balance March 31, 2026	$76,127	$23,213	$75,134	$95,416	$104,735	$9,215	$383,840

Allowance for credit losses on loans:
Three Months Ended
Balance December 31, 2024	$77,984	$27,693	$80,735	$92,147	$65,500	$7,746	$351,805
Provision for credit losses on loans	2,440	(1,596)	4,211	(1,662)	(4,996)	1,603	—
Charge-offs	—	—	(1,057)	(387)	(942)	(1,557)	(3,943)
Recoveries	156	—	6	209	612	256	1,239
Net (charge-offs) recoveries	156	—	(1,051)	(178)	(330)	(1,301)	(2,704)
Balance March 31, 2025	$80,580	$26,097	$83,895	$90,307	$60,174	$8,048	$349,101

(1)
The Company adopted ASU 2025-08 on January 1, 2026.

The allowance for credit losses on loans as of March 31, 2026, totaled $383.8 million or 1.52% of total loans, including acquired loans with discounts, an increase of $50.1 million or 15.0% compared to the allowance for credit losses on loans totaling $333.7 million or 1.53% of total loans, including acquired loans with discounts, as of December 31, 2025.

The Company adopted ASU 2025-08 as of January 1, 2026, which aligned the accounting for PSLs with the treatment of PCD loans’ gross-up approach at acquisition and eliminated the immediate recognition of day-one credit loss expense. Accordingly, the initial estimate of expected credit losses recognized in the allowance for credit losses on loans will include both PCD and PSLs. For the merger of American Bank Holding Corporation (“American”) into Bancshares and the subsequent merger of American’s wholly owned subsidiary American Bank, N.A. (“American Bank”), into the Bank (collectively, the “American Merger”), the Company recorded an allowance for credit losses on loans of $47.5 million, which included a $27.5 million allowance on PCD loans and a $20.0 million allowance on PSLs. For the merger of Southwest Bancshares, Inc. (“Southwest”) into Bancshares and the subsequent merger of Southwest’s wholly owned subsidiary Texas Partners Bank (“Texas Partners”) into the Bank (collectively, the “Southwest Merger”, together with the American Merger, the “Mergers”), the Company recorded an allowance for credit losses on loans of $43.9 million, which included a $24.6 million allowance on PCD loans and an $19.3 million allowance on PSLs.

There was no provision for credit losses for the three months ended March 31, 2026 and 2025.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Net charge-offs were $41.3 million for the three months ended March 31, 2026, compared with net charge-offs of $2.7 million for the three months ended March 31, 2025. Net charge-offs for the first quarter 2026 included a $33.9 million increase in net charge-offs for commercial and industrial loans. Net charge-offs for the first quarter of 2026 included $2.0 million related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Additionally, due to the Mergers, reserves increased by Day One accounting for PCD loans of $52.1 million and Day One accounting for PSLs of $39.3 million. Further, $2.0 million of reserves on resolved PCD loans without any related charge-offs were released to the general reserve.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of March 31, 2026, and December 31, 2025, the Company had $37.6 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of March 31, 2026, the Company had $1.65 billion in commitments expected to fund.

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

The following table displays the amortized cost of loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2026, and 2025 presented by category of loan and type of modification.

	Term Extension	Interest Rate Reduction	Total	Percent of Total Class of Loans
	(Dollars in thousands)
Three Months Ended March 31, 2026
Agriculture and agriculture real estate (includes farmland)	$1,000	$—	$1,000	0.1%
Total	$1,000	$—	$1,000	0.1%

	Term Extension	Interest Rate Reduction	Total	Percent of Total Class of Loans
	(Dollars in thousands)
Three Months Ended March 31, 2025
Commercial real estate (includes multi-family residential)	$742	$23,434	$24,176	0.4%
Agriculture and agriculture real estate (includes farmland)	185	—	185	0.0%
Total	$927	$23,434	$24,361	0.4%

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The financial effects of the modifications of loans made to borrowers experiencing financial difficulty were not significant during the three months ended March 31, 2026, and 2025. Furthermore, such modifications did not significantly impact the Company’s determination of the allowance for credit losses during those periods.

The Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2026, that subsequently defaulted and were modified in the twelve months prior to default. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

6. FAIR VALUE

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price.” Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$10,613	$—	$10,613
Collateralized mortgage obligations	—	210,445	—	210,445
Mortgage-backed securities	—	135,076	—	135,076
Derivative financial instruments:
Interest rate lock commitments	$—	$195	$—	$195
Forward mortgage-backed securities trades	—	175	—	175
Loan customer counterparty	—	739	—	739
Financial institution counterparty	—	182	—	182
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$7	$—	$7
Forward mortgage-backed securities trades	—	18	—	18
Loan customer counterparty	—	185	—	185
Financial institution counterparty	—	739	—	739

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$10,453	$—	$10,453
Collateralized mortgage obligations	—	207,444	—	207,444
Mortgage-backed securities	—	120,300	—	120,300
Derivative financial instruments:
Interest rate lock commitments	$—	$192	$—	$192
Forward mortgage-backed securities trades	—	6	—	6
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	778	—	778
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	50	—	50
Loan customer counterparty	—	782	—	782
Financial institution counterparty	—	—	—	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment. For the three months ended March 31, 2026, the Company had additions to other real estate owned of $2.6 million of which $2.6 million were outstanding as of March 31, 2026. For the three months ended March 31, 2026, the Company had additions to impaired loans of $15.7 million of which $15.7 million were outstanding as of March 31, 2026. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2026 and remained outstanding at March 31, 2026, were not significant.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of March 31, 2026
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,547,967	$1,547,967	$—	$—	$1,547,967
Federal funds sold	209	209	—	—	209
Held to maturity securities	11,595,457	—	10,687,015	—	10,687,015
Loans held for sale	21,925	—	21,925	—	21,925
Loans held for investment, net of allowance	23,449,069	—	—	22,645,809	22,645,809
Loans held for investment - Warehouse Purchase Program	1,433,152	—	1,433,152	—	1,433,152
Other real estate owned	13,257	—	13,257	—	13,257
Liabilities
Deposits:
Noninterest-bearing	$10,580,920	$—	$10,580,920	$—	$10,580,920
Interest-bearing	22,051,836	—	22,038,251	—	22,038,251
Other borrowings	2,200,000	—	2,200,000	—	2,200,000
Securities sold under repurchase agreements	176,099	—	176,099	—	176,099
Subordinated notes and junior subordinated debentures	76,186	—	76,186	—	76,186

	As of December 31, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,747,511	$1,747,511	$—	$—	$1,747,511
Federal funds sold	217	217	—	—	217
Held to maturity securities	10,275,228	—	9,433,365	—	9,433,365
Loans held for sale	14,155	—	14,155	—	14,155
Loans held for investment, net of allowance	20,152,673	—	—	19,342,602	19,342,602
Loans held for investment - Warehouse Purchase Program	1,304,798	—	1,304,798	—	1,304,798
Other real estate owned	13,296	—	13,296	—	13,296
Liabilities
Deposits:
Noninterest-bearing	$9,467,911	$—	$9,467,911	$—	$9,467,911
Interest-bearing	19,014,573	—	19,001,946	—	19,001,946
Other borrowings	1,950,000	—	1,950,000	—	1,950,000
Securities sold under repurchase agreements	201,216	—	201,216	—	201,216

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The fair value estimates presented herein are based on information available to management at March 31, 2026. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the three months ended March 31, 2026, and the year ended December 31, 2025 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2024	$3,503,129	$66,047
Less:
Amortization	—	(14,442)
Add:
Measurement period adjustment for the acquisition of Lone Star State Bancshares, Inc.	(2)	—
Balance as of December 31, 2025	3,503,127	51,605
Less:
Amortization	—	(5,259)
Add:
Acquisition of American Bank Holding Corporation	185,042	31,103
Acquisition of Southwest Bancshares, Inc.	134,114	33,794
Balance as of March 31, 2026	$3,822,283	$111,243

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2026, there was no impairment recorded on goodwill and core deposit intangibles.

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $5.3 million and $3.6 million for the three months ended March 31, 2026, and 2025, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of March 31, 2026, is as follows (dollars in thousands):

Remaining 2026	$16,953
2027	20,254
2028	17,595
2029	14,233
2030	9,307
Thereafter	32,901
Total	$111,243

8. STOCK–BASED COMPENSATION

At March 31, 2026, Bancshares had one active stock-based incentive compensation plan with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by Bancshares’ shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of March 31, 2026, 583,705 shares of issued restricted stock have vested and 613,397 shares of issued restricted stock remain unvested.

As of March 31, 2026, the Company had no stock options outstanding.

Stock-based compensation expense related to restricted stock was $3.4 million and $3.1 million during the three months ended March 31, 2026, and 2025, respectively. As of March 31, 2026, there was $19.3 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.72 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company has one sublease arrangement. Sublease income was

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

$829 thousand and $846 thousand for the three months ended March 31, 2026, and 2025, respectively. As of March 31, 2026, operating lease ROU assets and lease liabilities were approximately $33.8 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of March 31, 2026, the weighted average of remaining lease terms of the Company’s operating leases was 5.7 years. The weighted average discount rate used to determine the lease liabilities as of March 31, 2026, for the Company’s operating leases was 3.4%. Cash paid for the Company’s operating leases was $3.7 million and $2.9 million for each of the three months ended March 31, 2026, and 2025, respectively. During the three months ended March 31, 2026, the Company obtained $8.0 million in ROU assets in exchange for lease liabilities for nine operating leases, of which five were related to the Mergers.

The Company’s future undiscounted cash payments associated with its operating leases as of March 31, 2026, are summarized below (dollars in thousands).

Remaining 2026	$8,514
2027	9,077
2028	6,057
2029	4,517
2030	3,245
2031	2,058
Thereafter	8,101
Total undiscounted lease payments	$41,569

Financial Instruments with Off-Balance Sheet Risk

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of March 31, 2026, are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$104,664	$15,323	$1,311	$26	$121,324
Unused capacity on Warehouse Purchase Program loans	581,848	—	—	—	581,848
Commitments to extend credit	2,133,224	1,196,143	476,111	1,093,370	4,898,848
Total	$2,819,736	$1,211,466	$477,422	$1,093,396	$5,602,020

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The Company records an allowance for credit losses on off-balance sheet credit exposures that is adjusted through an entry to provision for credit losses on the Company’s consolidated statement of income. At March 31, 2026, and December 31, 2025, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

10. OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income were as follows:

	Three Months Ended March 31,
	2026			2025
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income:
Securities available for sale:
Change in unrealized gain during period	$419	$(88)	$331	$682	$(143)	$539
Total securities available for sale	419	(88)	331	682	(143)	539
Total other comprehensive income	$419	$(88)	$331	$682	$(143)	$539

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2025	$(296)	$(296)
Other comprehensive income	331	331
Balance at March 31, 2026	$35	$35

Balance at December 31, 2024	$(1,624)	$(1,624)
Other comprehensive income	539	539
Balance at March 31, 2025	$(1,085)	$(1,085)

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2026, and December 31, 2025.

	March 31, 2026			December 31, 2025
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$9,318	$195	$7	$7,837	$192	$—
Forward mortgage-backed securities trades	24,000	175	18	19,250	6	50
Commercial loan interest rate swaps and caps:
Loan customer counterparty	67,263	739	185	40,795	—	782
Financial institution counterparty	67,263	182	739	40,795	778	—

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

MARCH 31, 2026

(UNAUDITED)

Forward mortgage-backed securities trades — The Company manages the changes in fair value associated with changes in interest rates related to IRLCs by using forward sold commitments known as forward mortgage-backed securities trades. These instruments are typically entered into at the time the interest rate lock commitment is made.

Interest rate swaps and caps — These derivative positions relate to transactions in which the Company enters into an interest rate swap or cap with a customer, while at the same time entering into an offsetting interest rate swap or cap with another financial institution. An interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. In connection with each swap, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution a similar fixed interest rate on the same notional amount and receive substantially the same variable interest rate on the same notional amount. In connection with each interest rate cap, the Company sells a cap to the customer and agrees to pay interest if the underlying index exceeds the strike price defined in the cap agreement. Simultaneously, the Company purchases a cap with matching terms from another financial institution that agrees to pay the Company if the underlying index exceeds the strike price.

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at March 31, 2026, and December 31, 2025, are presented in the following table.

	Weighted-Average Interest Rate
	March 31, 2026		December 31, 2025
	Received	Paid	Received	Paid
Loan customer counterparty	4.93%	4.10%	4.52%	4.78%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $796 thousand at March 31, 2026, and $778 thousand at December 31, 2025. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was zero at March 31, 2026. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counterparties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was $780 thousand at March 31, 2026, and $650 thousand at December 31, 2025.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in mortgage income. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three months ended March 31, 2026, and 2025, was as follows:

	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2026	2025
	(Dollars in thousands)
Interest rate lock commitments	$(4)	$168
Forward mortgage-backed securities trades	145	(230)

12. ACQUISITIONS

Recent Acquisitions

Acquisition of American Bank Holding Corporation — On January 1, 2026, the Company completed the American Merger. American Bank operated 18 banking offices and two loan production offices in South and Central Texas including its main office in Corpus Christi, and banking offices in San Antonio, Austin, Victoria and the greater Corpus Christi area including Port Aransas and Rockport and a loan production office in Houston, Texas. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Pursuant to the terms of the definitive agreement, Bancshares issued 4,439,938 shares of its common stock for all outstanding shares of American common stock in the first quarter of 2026. This resulted in goodwill of $185.0 million as of March 31, 2026, which does not include all the subsequent fair value adjustments that have not yet been finalized. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $31.1 million of core deposit intangibles as of March 31, 2026.

Acquisition of Southwest Bancshares, Inc. — On February 1, 2026, the Company completed the Southwest Merger. Texas Partners operated 11 banking offices in Central Texas including its main office in San Antonio, and banking offices in the San Antonio area, Austin and the Hill Country. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

Pursuant to the terms of the definitive agreement, Bancshares issued 4,094,974 shares of its common stock for all outstanding shares of Southwest common stock in the first quarter of 2026. This resulted in goodwill of $134.1 million as of March 31, 2026, which does not include all the subsequent fair value adjustments that have not yet been finalized. Additionally, the Company recognized $33.8 million of core deposit intangibles as of March 31, 2026.

Pending Acquisition

Pending Acquisition of Stellar Bancorp, Inc. — On January 28, 2026, Bancshares and Stellar Bancorp, Inc. (“Stellar”) jointly announced the signing of an Agreement and Plan of Merger (the “Merger Agreement”), which provides that Stellar, the parent company of Stellar Bank (“Stellar Bank”), will merge with and into Bancshares, and Stellar Bank will merge with and into the Bank. Stellar Bank operates 52 banking offices in greater Houston and Beaumont, Texas and surrounding areas.

Under the terms and subject to the conditions of the Merger Agreement, Bancshares will issue 0.3803 shares of its common stock and $11.36 in cash for each outstanding share of Stellar common stock. Based on Bancshares’ closing price of $72.90 on January 27, 2026, the total consideration was valued at approximately $2.002 billion. The Company has received all necessary regulatory approvals for the acquisition of Stellar and Stellar Bank, and the transaction is expected to be completed on or about July 1, 2026, subject to approval by Stellar shareholders and the satisfaction or waiver of other customary closing conditions set forth in the Merger Agreement.

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
•
acts of terrorism, an outbreak of hostilities, or other international or domestic calamities, civil unrest, insurrections, other political, economic or diplomatic developments, including those caused by public health issues, outbreaks of diseases and pandemics, weather or other acts of God and other matters beyond the Company’s control; and
•
other risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, or in the Company’s other reports and documents filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Part I, Item 1 of this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation (“Bancshares”), is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank (the “Bank,” and together with Bancshares, the “Company”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of March 31, 2026, the Bank operated 312 full-service banking locations: 62 in the Houston area, including The Woodlands; 36 in the South Texas area including Corpus Christi and Victoria; 61 in the Dallas/Fort Worth area; 22 in the East Texas area; 28 in the Central Texas area including Austin and San Antonio; 45 in the West Texas area including Lubbock, Midland-Odessa, Abilene; Amarillo and Wichita Falls; 15 in the Bryan/College Station area, 6 in the Central Oklahoma area; 8 in the Tulsa, Oklahoma area; 18 in the Central, South Texas and San Antonio areas doing business as American Bank and 11 in the San Antonio area doing business as Texas Partners Bank. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $43.62 billion at March 31, 2026, compared with $38.46 billion at December 31, 2025, an increase of $5.16 billion or 13.4%. Total loans were $25.29 billion at March 31, 2026, compared with $21.81 billion at December 31, 2025, an increase of $3.48 billion or 16.0%. Total deposits were $32.63 billion at March 31, 2026, compared with $28.48 billion at December 31, 2025, an increase of $4.15 billion or 14.6%. Total shareholders’ equity was $8.21 billion at March 31, 2026, compared with $7.62 billion at December 31, 2025, an increase of $591.7 million or 7.8%.

RECENT ACQUISITIONS

Acquisition of American Bank Holding Corporation — On January 1, 2026, the Company completed the merger of American Bank Holding Corporation (“American”) into Bancshares and the subsequent merger of American’s wholly owned subsidiary American Bank, N.A. (“American Bank”), into the Bank (collectively, the “American Merger”). American Bank operated 18 banking offices and two loan production offices in South and Central Texas including its main office in Corpus Christi, and banking offices in San Antonio, Austin, Victoria and the greater Corpus Christi area including Port Aransas and Rockport and a loan production office in Houston, Texas.

Pursuant to the terms of the definitive agreement, Bancshares issued 4,439,938 shares of its common stock for all outstanding shares of American common stock in the first quarter of 2026. This resulted in goodwill of $185.0 million as of March 31, 2026, which does not include all the subsequent fair value adjustments that have not yet been finalized. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $31.1 million of core deposit intangibles as of March 31, 2026.

Acquisition of Southwest Bancshares, Inc. — On February 1, 2026, the Company completed the merger of Southwest Bancshares, Inc. (“Southwest”) into Bancshares and the subsequent merger of Southwest’s wholly owned subsidiary Texas Partners Bank (“Texas Partners”), into the Bank (collectively, the “Southwest Merger”, together with the American Merger, the “Mergers”). Texas Partners operated 11 banking offices in Central Texas including its main office in San Antonio, and banking offices in the San Antonio area, Austin and the Hill Country.

Pursuant to the terms of the definitive agreement, Bancshares issued 4,094,974 shares of its common stock for all outstanding shares of Southwest common stock in the first quarter of 2026. This resulted in goodwill of $134.1 million as of March 31, 2026, which does not include all the subsequent fair value adjustments that have not yet been finalized. Additionally, the Company recognized $33.8 million of core deposit intangibles as of March 31, 2026.

PENDING ACQUISITION

Pending Acquisition of Stellar Bancorp, Inc. — On January 28, 2026, Bancshares and Stellar Bancorp, Inc. (“Stellar”) jointly announced the signing of an Agreement and Plan of Merger (the “Merger Agreement”), which provides that Stellar, the parent company of Stellar Bank (“Stellar Bank”), will merge with and into Bancshares, and Stellar Bank will merge with and into the Bank. Stellar Bank operates 52 banking offices in greater Houston and Beaumont, Texas and surrounding areas.

Under the terms and subject to the conditions of the Merger Agreement, Bancshares will issue 0.3803 shares of its common stock and $11.36 in cash for each outstanding share of Stellar common stock. Based on Bancshares’ closing price of $72.90 on January 27, 2026, the total consideration was valued at approximately $2.002 billion. The Company has received all necessary regulatory approvals for the acquisition of Stellar and Stellar Bank, and the transaction is expected to be completed on or about July 1, 2026, subject to approval by Stellar shareholders and the satisfaction or waiver of other customary closing conditions set forth in the Merger Agreement.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires the Company to establish accounting policies and make estimates that affect amounts reported in the consolidated financial statements. An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on the consolidated financial statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. The Company’s accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

On January 1, 2026, the Company adopted ASU 2025-08 that updates the accounting for purchased loans under ASC 326. Under ASU 2025-08, loans acquired without credit deterioration (“Non-PCD” loans) and deemed “seasoned” will now be considered purchased seasoned loans (“PSLs”) and accounted for using the gross-up approach at acquisition, which was formerly applicable only to PCD assets. PSLs include all loans acquired in a business combination that do not have “more-than-insignificant” deterioration of credit quality since origination. Under ASU 2025-08, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized costs basis, thereby eliminating the immediate recognition of day-one credit loss expense previously required for Non-PCD loans. For further discussion of the methodology used in the determination of the allowance for credit losses for acquired loans, see “Financial Condition—Allowance for Credit Losses on Loans” below. For further discussion of the Company’s acquisition and loan accounting, see Note 5 to the consolidated financial statements.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2026, net income available to common shareholders was $116.3 million or $1.16 per diluted common share compared with $130.2 million or $1.37 per diluted common share for the same period in 2025. Net income and net income per diluted common share for the first quarter of 2026 was impacted by the Mergers and merger related expenses of $42.5 million. The Company posted annualized returns on average common equity of 5.70% and 6.94%, annualized returns on average assets of 1.10% and 1.34% and efficiency ratios of 59.16% and 45.71% for the quarters ended March 31, 2026, and 2025, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding net gains and losses on the sale, write down or write up of assets and securities) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale, write-up or write-down of assets and securities are not included. Additionally, taxes are not part of this calculation.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended March 31, 2026

Net interest income before the provision for credit losses was $321.2 million for the quarter ended March 31, 2026, an increase of $55.8 million or 21.0% compared with $265.4 million for the same period in 2025. Interest income on loans was $361.8 million for the quarter ended March 31, 2026, an increase of $42.7 million or 13.4% compared with $319.0 million for the same period in 2025. Interest income on securities was $70.5 million for the quarter ended March 31, 2026, an increase of $12.6 million or 21.8% compared with $57.9 million for the same period in 2025. The increases were primarily due to the repricing of assets and the impact of the Mergers.

Average interest-bearing liabilities were $23.54 billion for the quarter ended March 31, 2026, an increase of $1.89 billion or 8.7% compared with $21.65 billion for the same period in 2025, primarily due to an increase in the average balances on deposits related to the Mergers, partially offset by a decrease in the average balances on other borrowings. The average rate on interest-bearing liabilities was 2.08% for the quarter ended March 31, 2026, a decrease of 31 basis points compared with 2.39% for the same period in 2025.

The net interest margin on a tax-equivalent basis was 3.51% for the quarter ended March 31, 2026, an increase of 37 basis points compared with 3.14% for the same period in 2025. The change was primarily due to the repricing of assets and the impact of the Mergers.

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

	Three Months Ended March 31,
	2026			2025
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$15,800	$238	6.11%	$7,570	$127	6.80%
Loans held for investment	23,469,020	344,596	5.95%	20,959,226	305,068	5.90%
Loans held for investment - Warehouse Purchase Program	1,207,793	16,922	5.68%	876,086	13,828	6.40%
Total loans	24,692,613	361,756	5.94%	21,842,882	319,023	5.92%
Investment securities	11,469,762	70,531	2.49%	11,017,400	57,886	2.13%
Federal funds sold and other earning assets	1,026,015	9,488	3.75%	1,443,220	15,896	4.47%
Total interest-earning assets	37,188,390	441,775	4.82%	34,303,502	392,805	4.64%
Allowance for credit losses on loans	(330,133)			(350,715)
Noninterest-earning assets	5,361,351			5,004,291
Total assets	$42,219,608			$38,957,078

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$6,266,423	$13,993	0.91%	$5,224,796	$9,019	0.70%
Savings and money market deposits	10,583,184	50,719	1.94%	9,007,286	45,645	2.06%
Certificates and other time deposits	4,830,369	39,525	3.32%	4,426,521	40,933	3.75%
Other borrowings	1,620,556	14,783	3.70%	2,776,667	30,492	4.45%
Securities sold under repurchase agreements	177,719	902	2.06%	217,945	1,334	2.48%
Subordinated notes and junior subordinated debentures	63,673	703	4.48%	—	—	—
Total interest-bearing liabilities	23,541,924	120,625	2.08%	21,653,215	127,423	2.39%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	10,260,022			9,504,540
Allowance for credit losses on off-balance sheet credit exposures	38,070			37,646
Other liabilities	218,810			255,876
Total liabilities	34,058,826			31,451,277
Shareholders' equity	8,160,782			7,505,801
Total liabilities and shareholders' equity	$42,219,608			$38,957,078

Net interest rate spread			2.74%			2.25%
Net interest income and margin (2) (3)		$321,150	3.50%		$265,382	3.14%
Net interest income and margin (tax equivalent) (4)		$321,725	3.51%		$265,969	3.14%

(1)
Annualized and based on average balances on an actual 365-day basis for the three months ended March 31, 2026, and 2025.
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

	Three Months Ended March 31,
	2026 vs. 2025
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$138	$(27)	$111
Loans held for investment (1)	36,531	2,997	39,528
Loans held for investment - Warehouse Purchase Program	5,236	(2,142)	3,094
Investment securities (1)	2,377	10,268	12,645
Federal funds sold and other earning assets	(4,595)	(1,813)	(6,408)
Total increase in interest income	39,687	9,283	48,970

Interest-Bearing Liabilities:
Interest-bearing demand deposits	1,798	3,176	4,974
Savings and money market deposits	7,986	(2,912)	5,074
Certificates and other time deposits (1)	3,734	(5,142)	(1,408)
Other borrowings	(12,696)	(3,013)	(15,709)
Securities sold under repurchase agreements	(246)	(186)	(432)
Subordinated notes and junior subordinated debentures	703	—	703
Total increase (decrease) in interest expense	1,279	(8,077)	(6,798)
Increase in net interest income	$38,408	$17,360	$55,768

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

There was no provision for credit losses for the three months ended March 31, 2026 and 2025.

Net charge-offs were $41.3 million for the quarter ended March 31, 2026, compared with net charge-offs of $2.7 million for the quarter ended March 31, 2025. Net charge-offs for the first quarter 2026 included a $33.9 million increase in net charge-offs for commercial and industrial loans. Net charge-offs for the first quarter of 2026 included $2.0 million related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Additionally, due to the Mergers, reserves increased by Day One accounting for PCD loans of $52.1 million and Day One accounting for PSLs of $39.3 million. Further, $2.0 million of reserves on resolved PCD loans without any related charge-offs were released to the general reserve.

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

Noninterest income totaled $46.5 million for the three months ended March 31, 2026, compared with $41.3 million for the same period in 2025, an increase of $5.2 million or 12.5%, which was primarily due to the Mergers.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Nonsufficient funds fees	$10,867	$9,147
Credit card, debit card and ATM card income	9,483	8,739
Service charges on deposit accounts	8,680	7,408
Trust income	4,922	3,601
Mortgage income	1,280	1,009
Brokerage income	1,568	1,262
Bank owned life insurance income	2,598	2,115
Net gain (loss) on sale or write-down of assets	318	(235)
Other	6,758	8,255
Total noninterest income	$46,474	$41,301

Noninterest Expense

Noninterest expense totaled $217.3 million for the three months ended March 31, 2026, compared with $140.3 million for the same period in 2025, an increase of $77.0 million, primarily due to an increase in merger related expenses of $42.5 million, an increase in salaries and benefits and an increase in additional expenses related to three months of American operations and two months of Southwest operations.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Salaries and employee benefits (1)	$109,211	$89,476
Non-staff expenses:
Net occupancy and equipment	10,654	9,146
Credit and debit card, data processing and software amortization	18,114	11,422
Regulatory assessments and FDIC insurance	6,041	5,789
Core deposit intangibles amortization	5,259	3,641
Depreciation	5,548	4,774
Communications (2)	3,834	3,473
Net other real estate expense (3)	300	110
Merger related expenses	42,516	—
Other	15,810	12,470
Total noninterest expense	$217,287	$140,301

(1)
Includes stock-based compensation expense of $3.4 million and $3.1 million for the three months ended March 31, 2026, and 2025, respectively.
(2)
Communications expense includes telephone, data circuits, postage and courier expenses.
(3)
Net other real estate income consists of rental expense, rental income and gains and losses on sales of real estate.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of nondeductible expenses. Income tax expense totaled $34.1 million for the three months ended March 31, 2026, compared with $36.2 million for the same period in 2025, a decrease of $2.1 million or 5.8%. The Company’s effective tax rate for the three months ended March 31, 2026, and 2025 was 22.7% and 21.7%, respectively.

Enactment of the One Big Beautiful Bill Act — On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”), which included certain modifications to U.S. tax law, was enacted. The Company has completed its initial evaluation of the provisions of the OBBB Act and has concluded that it did not have a material impact on the Company's income tax provision for the three months ended March 31, 2026 and year ended December 31, 2025.

FINANCIAL CONDITION

Loan Portfolio

The Company separates its loan portfolio into two general categories of loans: (1) “originated loans,” which are loans originated by the Company and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made, and (2) “acquired loans,” which are loans acquired in a business combination and recorded at fair value at acquisition date. Those acquired loans that are renewed or substantially modified after the date of the business combination are referred to as “re-underwritten acquired loans.” If a renewal or substantial modification of an acquired loan is underwritten by the Company with a new credit analysis, the loan may no longer be categorized as an acquired loan. For example, acquired loans to one borrower may be combined into a new loan with a new loan number and categorized as an originated loan. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into PCD loans and PSLs. Acquired loans with evidence of credit quality deterioration as of the acquisition date when compared to the origination date are classified as PCD loans.

The following tables summarize the Company’s originated and acquired loan portfolios broken out into originated loans, re-underwritten acquired loans, PSLs and PCD loans, as of the dates indicated.

	March 31, 2026
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	PSLs	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$21,925	$—	$—	$—	$21,925

Commercial and industrial	1,685,183	573,653	921,505	100,912	3,281,253
Warehouse purchase program	1,433,152	—	—	—	1,433,152
Real estate:
Construction, land development and other land loans	2,453,151	196,361	532,197	71,680	3,253,389
1-4 family residential (includes home equity)	7,419,395	187,917	1,081,139	12,383	8,700,834
Commercial real estate (includes multi-family residential)	4,418,245	459,147	2,022,752	226,069	7,126,213
Farmland	572,223	23,691	82,649	25,367	703,930
Agriculture	257,006	92,659	4,904	6,041	360,610
Consumer and other	312,568	20,509	71,827	1,776	406,680
Total loans held for investment	18,550,923	1,553,937	4,716,973	444,228	25,266,061
Total	$18,572,848	$1,553,937	$4,716,973	$444,228	$25,287,986

	December 31, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	PSLs	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$14,155	$—	$—	$—	$14,155

Commercial and industrial	1,640,519	529,002	101,750	32,665	2,303,936
Warehouse purchase program	1,304,798	—	—	—	1,304,798
Real estate:
Construction, land development and other land loans	2,468,830	181,271	46,132	45,222	2,741,455
1-4 family residential (includes home equity)	7,513,090	185,707	555,827	5,858	8,260,482
Commercial real estate (includes multi-family residential)	4,483,549	405,063	705,206	182,579	5,776,397
Farmland	558,958	19,240	62,081	21,752	662,031
Agriculture	273,192	81,208	4,821	6,652	365,873
Consumer and other	320,003	50,788	5,435	15	376,241
Total loans held for investment	18,562,939	1,452,279	1,481,252	294,743	21,791,213
Total	$18,577,094	$1,452,279	$1,481,252	$294,743	$21,805,368

At March 31, 2026, total loans were $25.29 billion, an increase of $3.48 billion or 16.0% compared with $21.81 billion at December 31, 2025. Loans at March 31, 2026, included $21.9 million of loans held for sale and $1.43 billion of Warehouse Purchase Program loans compared with $14.2 million of loans held for sale and $1.30 billion of Warehouse Purchase Program loans at December 31, 2025. At March 31, 2026, loans represented 58.0% of total assets compared with 56.7% of total assets at December 31, 2025.

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

(v) Warehouse Purchase Program. The Warehouse Purchase Program allows unaffiliated mortgage originators (“Clients”) to close 1-4 family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors. The Company’s Clients are strategically targeted for their experienced management teams and analyzed for the expected profitability of each Client’s business model over the long term. The Clients are located across the U.S. and originate mortgage loans primarily through traditional retail and/or wholesale business models using underwriting standards as required by United States government-sponsored enterprise agencies, such as the Federal National Mortgage Association (“Fannie Mae”) and private investors to which the mortgage loans are ultimately sold and/or mortgage insurers.

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

Nonperforming assets decreased $28.7 million or 19.0% to $122.1 million at March 31, 2026, compared with $150.8 million at December 31, 2025.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, PSLs and PCD loans, as of the dates indicated:

	March 31, 2026
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	PSLs	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$78,820	$2,174	$6,336	$19,143	$106,473
Accruing loans 90 or more days past due	222	1,922	97	—	2,241
Total nonperforming loans	79,042	4,096	6,433	19,143	108,714
Repossessed assets	9	127	—	—	136
Other real estate	8,105	—	1,096	4,056	13,257
Total nonperforming assets	$87,156	$4,223	$7,529	$23,199	$122,107

Nonperforming assets to total loans and other real estate	0.47%	0.27%	0.16%	5.18%	0.48%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.51%	0.27%	0.16%	5.18%	0.51%
Nonaccrual loans to total loans	0.42%	0.14%	0.13%	4.31%	0.42%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.46%	0.14%	0.13%	4.31%	0.45%

	December 31, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	PSLs	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$95,816	$19,208	$6,016	$16,177	$137,217
Accruing loans 90 or more days past due	317	—	—	—	317
Total nonperforming loans	96,133	19,208	6,016	16,177	137,534
Repossessed assets	—	—	12	—	12
Other real estate	8,845	—	395	4,056	13,296
Total nonperforming assets	$104,978	$19,208	$6,423	$20,233	$150,842

Nonperforming assets to total loans and other real estate	0.56%	1.32%	0.43%	6.77%	0.69%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.61%	1.32%	0.43%	6.77%	0.74%
Nonaccrual loans to total loans	0.52%	1.32%	0.41%	5.49%	0.63%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.55%	1.32%	0.41%	5.49%	0.67%

(1)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

Nonperforming assets were 0.48% of total loans and other real estate at March 31, 2026, and 0.69% of total loans and other real estate at December 31, 2025. The allowance for credit losses on loans as a percentage of total nonperforming loans was 353.1% at March 31, 2026, and 242.7% at December 31, 2025.

Allowance for Credit Losses on Loans

Management has established an allowance for credit losses on loans that it believes is management’s best estimate of current expected losses on the Company’s loan portfolio as of March 31, 2026. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses.

The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, (4) provision releases returned to earnings that decrease the allowance, and (5) increases in reserves related to acquired loans. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

PSLs that were not deemed impaired subsequent to the acquisition date are considered non-impaired and are evaluated as part of the general valuation allowance.

PSLs that have deteriorated to an impaired status subsequent to acquisition are evaluated for a specific reserve on a quarterly basis which, when identified, is added to the allowance for credit losses. The Company reviews impaired PSLs on a loan-by-loan basis and determines the specific reserve based on the difference between the recorded investment in the loan and one of three factors: expected future cash flows, observable market price or fair value of the collateral. Because essentially all of the Company’s impaired PSLs have been collateral-dependent, the amount of the specific reserve historically has been determined by comparing the fair value of the collateral securing the PSL with the recorded investment in such loan. In the future, the Company will continue to analyze impaired PSLs on a loan-by-loan basis and may use an alternative measurement method to determine the specific reserve, as appropriate and in accordance with applicable accounting standards.

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

On January 1, 2026, the Company adopted ASU 2025-08 that updates the accounting for purchased loans under ASC 326. Under ASU 2025-08, Non-PCD loans deemed “seasoned” will now be considered PSLs and accounted for using the gross-up approach at acquisition, which was formerly applicable only to PCD loans. PSLs include all loans acquired in a business combination that do not have “more-than-insignificant” deterioration of credit quality since origination. Under ASU 2025-08, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized costs basis, thereby eliminating the immediate recognition of day-one credit loss expense previously required for Non-PCD loans. Accordingly, the initial estimate of expected credit losses recognized in the allowance for credit losses on loans on the Mergers included both PCD and PSLs. For the American Merger, the Company recorded an allowance for credit losses on loans of $47.5 million, which included a $27.5 million allowance on PCD loans and a $20.0 million allowance on PSLs. For the Southwest Merger, the Company recorded an allowance for credit losses on loans of $43.9 million, which included a $24.6 million allowance on PCD loans and an $19.3 million allowance on PSLs.

The following tables present, as of and for the periods indicated, information regarding the allowance for credit losses on loans differentiated between originated loans and acquired loans. Reported net charge-offs may include those from PSLs and PCD loans, but only if the total charge-off required is greater than the remaining discount.

	As of and for the Three Months Ended March 31, 2026
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$19,720,907	$4,971,706	$24,692,613
Gross loans outstanding at end of period	$18,572,848	$6,715,138	$25,287,986
Allowance for credit losses on loans at beginning of period	$231,282	$102,460	$333,742
Initial allowance on loans purchased with credit deterioration	—	52,146	52,146
Initial allowance on loans purchased seasoned loans(1)	—	39,261	39,261
Provision for credit losses	1,688	(1,688)	—
Charge-offs:
Commercial and industrial	(30,700)	(8,976)	(39,676)
Real estate and agriculture	(841)	(341)	(1,182)
Consumer and other	(1,521)	(101)	(1,622)
Recoveries:
Commercial and industrial	228	223	451
Real estate and agriculture	64	325	389
Consumer and other	324	7	331
Net charge-offs (2)	(32,446)	(8,863)	(41,309)
Allowance for credit losses on loans at end of period	$200,524	$183,316	$383,840
Ratio of allowance to end of period loans	1.08%	2.73%	1.52%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.17%	2.73%	1.61%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.66%	0.71%	0.67%
Ratio of allowance to end of period nonperforming loans	253.7%	617.8%	353.1%
Ratio of allowance to end of period nonaccrual loans	254.4%	662.9%	360.5%

	As of and for the Three Months Ended March 31, 2025
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$17,768,132	$4,074,750	$21,842,882
Gross loans outstanding at end of period	$18,185,520	$3,792,050	$21,977,570
Allowance for credit losses on loans at beginning of period	$227,238	$124,567	$351,805
Provision for credit losses	9,539	(9,539)	—
Charge-offs:
Commercial and industrial	(865)	(77)	(942)
Real estate and agriculture	(1,076)	(368)	(1,444)
Consumer and other	(1,435)	(122)	(1,557)
Recoveries:
Commercial and industrial	321	291	612
Real estate and agriculture	233	138	371
Consumer and other	232	24	256
Net charge-offs (2)	(2,590)	(114)	(2,704)
Allowance for credit losses on loans at end of period	$234,187	$114,914	$349,101
Ratio of allowance to end of period loans	1.29%	3.03%	1.59%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.37%	3.03%	1.67%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.06%	0.01%	0.05%
Ratio of allowance to end of period nonperforming loans	554.7%	368.8%	475.8%
Ratio of allowance to end of period nonaccrual loans	555.9%	368.8%	476.3%

(1)
The Company adopted ASU 2025-08 on January 1, 2026.
(2)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $33.1 million during the three months ended March 31, 2026. Partially offsetting these charge-offs were recoveries on originated loans of $616 thousand. Gross charge-offs on acquired loans were $9.4 million during the three months ended March 31, 2026. Offsetting these charge-offs were recoveries on acquired loans of $555 thousand. Total charge-offs for the three months ended March 31, 2026, were $42.5 million, partially offset by total recoveries of $1.2 million.

The following table shows the allocation of the net charge-offs and net recoveries among various categories of loans as of the dates indicated.

	Three Months Ended March 31,
	2026		2025
	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)
	(Dollars in thousands)
Balance of net (charge-offs) recoveries applicable to:
Commercial and industrial	$(39,225)	0.64%	$(330)	0.01%
Real estate:
Construction, land development and other land loans	—	—	156	0.00%
1-4 family residential (including home equity)	(862)	0.01%	(1,051)	0.02%
Commercial real estate (including multi-family residential)	121	(0.00%)	(178)	0.00%
Agriculture (includes farmland)	(52)	0.00%	—	0.00%
Consumer and other	(1,291)	0.02%	(1,301)	0.02%
Total net (charge-offs) recoveries	$(41,309)	0.67%	$(2,704)	0.05%

The following tables show the allocation of the allowance for credit losses on loans among various categories of loans disaggregated between originated loans, re-underwritten acquired loans, PSLs and PCD loans at the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to cover expected losses from any loan category, regardless of whether allocated to an originated loan or an acquired loan.

	March 31, 2026
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	PSLs	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$34,424	$16,977	$19,715	$33,619	$104,735	13.7%
Real estate	150,377	10,257	36,865	49,178	246,677	80.1%
Agriculture and agriculture real estate	8,939	2,166	654	11,454	23,213	4.5%
Consumer and other	6,784	350	1,200	881	9,215	1.7%
Total allowance for credit losses on loans	$200,524	$29,750	$58,434	$95,132	$383,840	100.0%

	December 31, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	PSLs	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$45,778	$24,461	$2,267	$5,433	$77,939	11.2%
Real estate	168,799	10,279	12,813	31,773	223,664	81.9%
Agriculture and agriculture real estate	9,724	2,005	543	11,166	23,438	5.0%
Consumer and other	6,981	1,636	81	3	8,701	1.9%
Total allowance for credit losses on loans	$231,282	$38,381	$15,704	$48,375	$333,742	100.0%

(1)
Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

The allowance for credit losses on loans totaled $383.8 million at March 31, 2026, compared with $333.7 million at December 31, 2025, an increase of $50.1 million or 15.0%. The allowance for credit losses on loans totaled 1.52% of total loans at March 31, 2026, and 1.53% of total loans at December 31, 2025.

At March 31, 2026, $200.5 million of the allowance for credit losses on loans was attributable to originated loans, a decrease of $30.8 million or 13.3% compared with $231.3 million of the allowance at December 31, 2025. At March 31, 2026, $29.8 million of the allowance for credit losses on loans was attributable to re-underwritten acquired loans compared with $38.4 million of the allowance at December 31, 2025, a decrease of $8.6 million or 22.5%. At March 31, 2026, $58.4 million of the allowance for credit losses on loans was attributable to PSLs compared with $15.7 million of the allowance at December 31, 2025, an increase of $42.7 million or 272.1%. At March 31, 2026, $95.1 million of the allowance for credit losses on loans was attributable to PCD loans compared with $48.4 million of the allowance at December 31, 2025, an increase of $46.8 million or 96.7%.

At March 31, 2026, the Company had $77.0 million of total outstanding accretable discounts on PSLs and PCD loans. The Company believes that the allowance for credit losses on loans at March 31, 2026, represent management’s best estimate of current expected credit losses on the Company’s loan portfolio at such date. Nevertheless, the Company could sustain losses in future periods, which losses could be substantial in relation to the size of the allowance at March 31, 2026.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancelable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of March 31, 2026, and December 31, 2025, the Company had $37.6 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

Securities

The carrying cost of securities totaled $11.95 billion at March 31, 2026, compared with $10.61 billion at December 31, 2025, an increase of $1.34 billion or 12.6%. At March 31, 2026, securities represented 27.4% of total assets compared with 27.6% of total assets at December 31, 2025.

The amortized cost and fair value of investment securities were as follows:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,935	$2,678	$—	$10,613
Collateralized mortgage obligations	212,599	90	(2,244)	210,445
Mortgage-backed securities	135,556	199	(679)	135,076
Total	$356,090	$2,967	$(2,923)	$356,134
Held to Maturity
U.S. Government agencies	$4,073	$—	$(5)	$4,068
States and political subdivisions	121,504	212	(1,977)	119,739
Corporate debt securities	12,000	—	(900)	11,100
Collateralized mortgage obligations	394,300	755	(15,505)	379,550
Mortgage-backed securities	11,063,580	4,155	(895,177)	10,172,558
Total	$11,595,457	$5,122	$(913,564)	$10,687,015

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,935	$2,518	$—	$10,453
Collateralized mortgage obligations	209,689	5	(2,250)	207,444
Mortgage-backed securities	120,948	85	(733)	120,300
Total	$338,572	$2,608	$(2,983)	$338,197
Held to Maturity
U.S. Government agencies	$6,032	$78	$(70)	$6,040
States and political subdivisions	69,221	249	(1,347)	68,123
Corporate debt securities	12,000	—	(1,020)	10,980
Collateralized mortgage obligations	223,675	1,010	(12,177)	212,508
Mortgage-backed securities	9,964,300	9,070	(837,656)	9,135,714
Total	$10,275,228	$10,407	$(852,270)	$9,433,365

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

As of March 31, 2026, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2026, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Fannie Mae or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae-issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae- and Freddie Mac-issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of March 31, 2026, the Company’s municipal securities represent 1.0% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of March 31, 2026, management believes that there is no potential for material credit losses on held to maturity securities.

Deposits

Total deposits were $32.63 billion at March 31, 2026, compared with $28.48 billion at December 31, 2025, an increase of $4.15 billion or 14.6%. Total noninterest-bearing deposits were $10.58 billion at March 31, 2026, compared with $9.47 billion at December 31, 2025, an increase of $1.11 billion or 11.8%. Interest-bearing deposits were $22.05 billion at March 31, 2026, compared with $19.01 billion at December 31, 2025, an increase of $3.04 billion or 16.0%.

Average deposits for the three months ended March 31, 2026, were $31.94 billion, an increase of $3.78 billion or 13.4% compared with $28.16 billion for the three months ended March 31, 2025. The ratio of average interest-bearing deposits to total average deposits was 67.9% and 66.3% during the first three months of 2026 and 2025, respectively.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31,
	2026		2025
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$6,266,423	0.91%	$5,224,796	0.70%
Regular savings	2,693,250	0.51%	2,673,793	0.71%
Money market savings	7,889,934	2.43%	6,333,493	2.62%
Certificates, IRAs and other time deposits	4,830,369	3.32%	4,426,521	3.75%
Total interest-bearing deposits	21,679,976	1.95%	18,658,603	2.08%
Noninterest-bearing demand deposits	10,260,022		9,504,540
Total deposits	$31,939,998	1.32%	$28,163,143	1.38%

(1)
Annualized and based on average balances on an actual 365-day basis for the three months ended March 31, 2026, and 2025.

Borrowings and Subordinated Debt

The following table presents the Company’s borrowings as of the dates indicated:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
FHLB advances	$2,200,000	$1,950,000
Securities sold under repurchase agreements	176,099	201,216
Junior subordinated debenture	6,186	—
Subordinated notes - Fixed to floating rate notes maturing on December 29, 2031	35,000	—
Subordinated notes - Fixed to floating rate notes maturing on June 15, 2032	35,000	—
Total	$2,452,285	$2,151,216

FHLB advances and long-term notes payable— The Company has an available line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2026, the Company had total borrowing capacity of $7.56 billion under this line. FHLB advances of $2.20 billion were outstanding at March 31, 2026, with a weighted average interest rate of 3.75%. At March 31, 2026, the Company had no FHLB long-term notes payable balance outstanding.

Securities sold under repurchase agreements— At March 31, 2026, the Company had $176.1 million in securities sold under repurchase agreements with banking customers compared with $201.2 million at December 31, 2025, a decrease of $25.1 million or 12.5%. Repurchase agreements are generally settled on the following business day. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Junior Subordinated Debentures—On January 1, 2026, in connection with the American Merger, the Company assumed the obligation related to a $6.2 million in Floating Rate Junior Subordinated Debentures and trust preferred securities (the “Debentures”) that mature in April 7, 2034. The Debentures, which qualify as Tier 1 capital for regulatory purposes, have a floating rate based on the three-month Term Secured Overnight Financing Rate (“SOFR”) plus 2.85%. In March 2026, the Company gave irrevocable notice of its intent to redeem the Debentures and they were redeemed on April 7, 2026.

Subordinated notes—On January 1, 2026, in connection with the American Merger, the Company assumed the obligations related to a $35.0 million of Fixed-to-Floating Rate Subordinated Note that mature on December 29, 2031. The subordinated note is payable quarterly in arrears at an annual floating rate equal to three-month term SOFR as determined for the applicable period, plus 2.50%. The Company may, at its option, beginning on the first repricing date and on any scheduled interest payment date thereafter, redeem the subordinated notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount being redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Any partial redemption will be made pro rata among all of the holders. The subordinated notes are subordinated in right of payment to all of the Company’s existing and future senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company’s subsidiaries.

On February 1, 2026, in connection with the Southwest Merger, the Company assumed the obligations related to a $35.0 million of Fixed-to-Floating Rate Subordinated Note that mature on June 15, 2032. The subordinated notes have a fixed rate of interest of 5.00% until 2027 followed by a floating rate interest based on three-month term SOFR plus 255 basis points. The Company may, at its option, beginning on June 15, 2027, and on any scheduled interest payment date thereafter, redeem the subordinated notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount being redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Any partial redemption will be made pro rata among all of the holders. In addition, the Company may redeem all or portion of the subordinated notes at any time upon occurrence of a Tier 2 capital event, tax event or investment company event as defined in the agreement. The subordinated notes are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company’s subsidiaries.

Liquidity

As more fully discussed in the Company’s 2025 Form 10-K, liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis and manage unexpected events. The Company’s largest source of funds is deposits and its largest use of funds is loans. The Company does not expect a change in the source or use of its funds in the future.

The Company has an available line of credit with the FHLB, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2026, the Company had total borrowing capacity of $7.56 billion under this line. FHLB advances of $2.20 billion were outstanding at March 31, 2026, with a weighted average interest rate of 3.75%. At March 31, 2026, the Company had no FHLB long-term notes payable balance outstanding.

The Company has the ability to borrow on a collateralized basis from the Federal Reserve Discount Window. The discount window allows depository institutions to manage liquidity on a short-term basis and borrowings are usually no longer than 90 days. As of March 31, 2026, the Company had $8.18 billion available in borrowings with no borrowings outstanding.

The Company has available access to purchase funds from correspondent banks, which has been utilized on occasion to take advantage of investment opportunities, however, the Company does not generally rely on this external funding source.

As of March 31, 2026, the Company had outstanding $4.90 billion in commitments to extend credit, $121.3 million in commitments associated with outstanding standby letters of credit and $581.8 million in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2026, the Company had cash and cash equivalents of $1.55 billion compared with $1.75 billion at December 31, 2025, a decrease of $199.6 million or 11.4%. The change was primarily due to a decrease in net purchases of investment securities of $1.02 billion, a decrease in deposits of $222.4 million, payment of cash dividends of $60.6 million and repurchase of common stock of $57.1 million, partially offset by net cash provided by the Mergers of $478.1 million, an increase in cash provided related to loans of $268.8 million, net proceeds from other short-term borrowings of $250.0 million, and net cash provided by operating activities of $185.1 million.

Share Repurchases

On January 26, 2026, Bancshares announced a stock repurchase program under which it could repurchase up to 5%, or approximately 4.9 million shares, of its outstanding common stock over a one-year period expiring on January 26, 2027, at the discretion of management. Under the stock repurchase program, Bancshares may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. Bancshares repurchased approximately 837,000 shares of its common stock at an average weighted price of $68.15 per share during the three months ended March 31, 2026.

Contractual Obligations and Off-Balance Sheet Arrangements

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company has one sublease arrangement. Sublease income was $829 thousand and $846 thousand for the three months ended March 31, 2026, and 2025. As of March 31, 2026, operating lease ROU assets and lease liabilities were approximately $33.8 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of March 31, 2026, the weighted average of remaining lease terms of the Company’s operating leases was 5.7 years. The weighted average discount rate used to determine the lease liabilities as of March 31, 2026, for the Company’s operating leases was 3.4%. Cash paid for the Company’s operating leases was $3.7 million and $2.9 million for each of the three months ended March 31, 2026, and 2025, respectively. During the three months ended March 31, 2026, the Company obtained $8.0 million in ROU assets in exchange for lease liabilities for nine operating leases, of which five were related to the Mergers.

The Company’s future undiscounted cash payments associated with its operating leases as of March 31, 2026, are summarized below (dollars in thousands).

Remaining 2026	$8,514
2027	9,077
2028	6,057
2029	4,517
2030	3,245
2031	2,058
Thereafter	8,101
Total undiscounted lease payments	$41,569

Financial Instruments with Off-Balance Sheet Risk

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of March 31, 2026, are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$104,664	$15,323	$1,311	$26	$121,324
Unused capacity on Warehouse Purchase Program loans	581,848	—	—	—	581,848
Commitments to extend credit	2,133,224	1,196,143	476,111	1,093,370	4,898,848
Total	$2,819,736	$1,211,466	$477,422	$1,093,396	$5,602,020

Allowance for Credit Losses on Off-balance Sheet Credit Exposures

The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through an entry to provision for credit losses on the Company’s consolidated statement of income. At March 31, 2026, and December 31, 2025, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million.

Capital Resources

Total shareholders’ equity was $8.21 billion at March 31, 2026, compared with $7.62 billion at December 31, 2025, an increase of $591.7 million or 7.8%. The increase was primarily the result of the common stock issuance in connection with the American Merger of $306.8 million, common stock issuance in connection with the Southwest Merger of $282.6 million, net income of $116.3 million and stock based compensation expense of $3.4 million, partially offset by dividend payments of $60.6 million and stock repurchase of $57.1 million.

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

The CET1, Tier 1 and total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets include total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet arrangements. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, excluding goodwill and other intangible assets. A financial institution with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of March 31, 2026, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of March 31, 2026:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of March 31, 2026
The Company
CET1 capital (to risk-weighted assets)	4.50%		7.00%	N/A	15.45%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	N/A	15.45%
Total capital (to risk-weighted assets)	8.00%		10.50%	N/A	16.63%
Tier 1 capital (to average assets) (leverage)	4.00%	(1)	4.00%	N/A	11.22%

The Bank
CET1 capital (to risk-weighted assets)	4.50%		7.00%	6.50%	14.79%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	8.00%	14.79%
Total capital (to risk-weighted assets)	8.00%		10.50%	10.00%	15.96%
Tier 1 capital (to average assets) (leverage)	4.00%	(2)	4.00%	5.00%	10.73%

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

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 26, 2026 (the “2025 Form 10-K”), for further discussion. There have been no material changes in the Company’s market risk exposures that would affect the quantitative and qualitative disclosures from those disclosed in the 2025 Form 10-K and presented as of December 31, 2025.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None.

b. None.

c. The following table details the Company’s repurchases of shares of its common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)
January 1 - January 31, 2026	—	$—	—	4,877,145
February 1 - February 28, 2026	187,194	72.53	187,194	4,689,951
March 1 - March 31, 2026	650,000	66.89	650,000	4,039,951
Total	837,194	$68.15	837,194

(1)
On January 26, 2026, Bancshares announced a stock repurchase program under which up to 5%, or approximately 4.9 million shares, of its outstanding common stock may be acquired over a one-year period expiring on January 26, 2027, at the discretion of management. Under the stock repurchase program, Bancshares could repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Share Repurchases” for additional information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

c. Insider Trading Arrangements and Policies.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) with respect to Bancshares common stock.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

2.1*

Agreement and Plan of Merger, dated as of January 27, 2026, by and between Prosperity Bancshares, Inc. and Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 29, 2026 (File No. 001-35388))

3.1

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019 (File No. 001-35388))

4.1	Form of certificate representing shares of Bancshares common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (formatted as Inline XBRL and contained in Exhibits 101)

* Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The Company hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

** Filed with this Quarterly Report on Form 10-Q.

*** Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 5/8/2026	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 5/8/2026	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer