Form 10-Q
period 2026-06-30
PROSPERITY BANCSHARES INC
filed 2026-08-06
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

As of July 31, 2026, there were 120,176,771 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$1,683,062	$1,747,511
Federal funds sold	194	217
Total cash and cash equivalents	1,683,256	1,747,728
Available for sale securities, at fair value	346,023	338,197
Held to maturity securities, at cost (fair value of $11,101,302 and $9,433,365, respectively)	11,993,057	10,275,228
Total securities	12,339,080	10,613,425
Loans held for sale	18,656	14,155
Loans held for investment	23,719,186	20,486,415
Loans held for investment - Warehouse Purchase Program	1,290,156	1,304,798
Total loans	25,027,998	21,805,368
Less: allowance for credit losses on loans	(382,841)	(333,742)
Loans, net	24,645,157	21,471,626
Accrued interest receivable	119,753	99,297
Goodwill	3,823,920	3,503,127
Core deposit intangibles, net	105,582	51,605
Bank premises and equipment, net	428,478	383,449
Other real estate owned	11,296	13,296
Bank owned life insurance (BOLI)	448,853	392,756
Federal Home Loan Bank of Dallas stock	111,430	86,950
Other assets	155,706	100,166
TOTAL ASSETS	$43,872,511	$38,463,425
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$10,739,937	$9,467,911
Interest-bearing	21,859,750	19,014,573
Total deposits	32,599,687	28,482,484
Other borrowings	2,400,000	1,950,000
Securities sold under repurchase agreements	199,576	201,216
Subordinated notes	70,000	—
Accrued interest payable	27,365	30,913
Allowance for credit losses on off-balance sheet credit exposures	37,646	37,646
Other liabilities	232,978	145,026
Total liabilities	35,567,252	30,847,285
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 100,645,772 issued and outstanding at June 30, 2026; 93,058,171 shares issued and outstanding at December 31, 2025	100,646	93,058
Capital surplus	4,171,398	3,653,751
Retained earnings	4,033,466	3,869,627
Accumulated other comprehensive loss —net unrealized loss on available for sale securities, net of tax expense of $(69) and $(79), respectively	(251)	(296)
Total shareholders’ equity	8,305,259	7,616,140
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,872,511	$38,463,425

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$369,574	$325,490	$731,330	$644,513
Securities	81,200	57,836	151,731	115,722
Federal funds sold and other earning assets	8,719	9,438	18,207	25,334
Total interest income	459,493	392,764	901,268	785,569
INTEREST EXPENSE:
Deposits	107,084	93,790	211,321	189,387
Other borrowings	20,094	30,101	34,877	60,593
Securities sold under repurchase agreements	1,019	1,151	1,921	2,485
Subordinated notes and junior subordinated debentures	746	—	1,449	—
Total interest expense	128,943	125,042	249,568	252,465
NET INTEREST INCOME	330,550	267,722	651,700	533,104
PROVISION FOR CREDIT LOSSES	—	—	—	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	330,550	267,722	651,700	533,104
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	11,349	8,885	22,216	18,032
Credit card, debit card and ATM card income	10,303	9,761	19,786	18,500
Service charges on deposit accounts	9,235	7,645	17,915	15,053
Trust income	4,943	3,859	9,865	7,460
Mortgage income	1,363	965	2,643	1,974
Brokerage income	1,478	1,225	3,046	2,487
Net (loss) gain on sale or write-down of assets	(42)	1,414	276	1,179
Net gain on sale or write-up of securities	8,235	—	8,235	—
Other	13,841	9,228	23,197	19,598
Total noninterest income	60,705	42,982	107,179	84,283
NONINTEREST EXPENSE:
Salaries and employee benefits	110,965	87,296	220,176	176,772
Net occupancy and equipment	10,685	9,168	21,339	18,314
Credit and debit card, data processing and software amortization	16,121	12,056	34,235	23,478
Regulatory assessments and FDIC insurance	5,287	5,508	11,328	11,297
Core deposit intangibles amortization	5,661	3,610	10,920	7,251
Depreciation	5,795	4,779	11,343	9,553
Communications	4,271	3,507	8,105	6,980
Net other real estate expense	309	(18)	609	92
Merger related expenses	755	—	43,271	—
Other	16,327	12,659	32,137	25,129
Total noninterest expense	176,176	138,565	393,463	278,866
INCOME BEFORE INCOME TAXES	215,079	172,139	365,416	338,521
PROVISION FOR INCOME TAXES	46,496	36,984	80,566	73,141
NET INCOME	$168,583	$135,155	$284,850	$265,380
EARNINGS PER SHARE:
Basic	$1.67	$1.42	$2.84	$2.79
Diluted	$1.67	$1.42	$2.84	$2.79

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net income	$168,583	$135,155	$284,850	$265,380
Other comprehensive (loss) income, before tax:
Securities available for sale:
Change in unrealized (loss) gain during the period	(363)	(283)	55	399
Total other comprehensive (loss) income	(363)	(283)	55	399
Deferred tax benefit (expense) related to other comprehensive (loss) income	77	59	(10)	(84)
Other comprehensive (loss) income, net of tax	(286)	(224)	45	315
Comprehensive income	$168,297	$134,931	$284,895	$265,695

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT MARCH 31, 2026	100,835,022	$100,835	$4,181,710	$3,925,271	$35	$8,207,851
Net income				168,583		168,583
Other comprehensive loss					(286)	(286)
Common stock issued in connection with the granting of restricted stock awards, net	10,750	11	(11)			—
Common stock repurchase	(200,000)	(200)	(13,474)			(13,674)
Stock based compensation expense			3,173			3,173
Cash dividends declared, $0.60 per share				(60,388)		(60,388)
BALANCE AT JUNE 30, 2026	100,645,772	$100,646	$4,171,398	$4,033,466	$(251)	$8,305,259

Six Months Ended
BALANCE AT DECEMBER 31, 2025	93,058,171	$93,058	$3,653,751	$3,869,627	$(296)	$7,616,140
Net income				284,850		284,850
Other comprehensive income					45	45
Common stock issued in connection with the granting of restricted stock awards, net	89,883	90	(90)			—
Common stock issued in connection with the acquisition of American Bank Holding Corporation	4,439,938	4,440	302,404			306,844
Common stock issued in connection with the acquisition of Southwest Bancshares, Inc.	4,094,974	4,095	278,499			282,594
Common stock repurchase	(1,037,194)	(1,037)	(69,721)			(70,758)
Stock based compensation expense			6,555			6,555
Cash dividends declared, $1.20 per share				(121,011)		(121,011)
BALANCE AT JUNE 30, 2026	100,645,772	$100,646	$4,171,398	$4,033,466	$(251)	$8,305,259

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT MARCH 31, 2025	95,258,217	$95,259	$3,799,692	$3,623,195	$(1,085)	$7,517,061
Net income				135,155		135,155
Other comprehensive loss					(224)	(224)
Common stock issued in connection with the granting of restricted stock awards, net	18,583	18	(18)			—
Stock based compensation expense			3,006			3,006
Cash dividends declared, $0.58 per share				(55,262)		(55,262)
BALANCE AT JUNE 30, 2025	95,276,800	$95,277	$3,802,680	$3,703,088	$(1,309)	$7,599,736

Six Months Ended
BALANCE AT DECEMBER 31, 2024	95,275,279	$95,276	$3,796,622	$3,548,221	$(1,624)	$7,438,495
Net income				265,380		265,380
Other comprehensive income					315	315
Common stock issued in connection with the granting of restricted stock awards, net	1,521	1	(1)			—
Stock based compensation expense			6,059			6,059
Cash dividends declared, $1.16 per share				(110,513)		(110,513)
BALANCE AT JUNE 30, 2025	95,276,800	$95,277	$3,802,680	$3,703,088	$(1,309)	$7,599,736

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2026	2025
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$284,850	$265,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	22,263	16,804
Provision for credit losses	—	—
Net amortization of premium on investments	7,619	9,953
Net gain on sale or write-up of securities	(8,235)	—
Net gain on sale of other real estate and repossessed assets	(82)	(252)
Net gain on sale or write down of premises and equipment	(276)	(1,179)
Net accretion of discount on loans	(8,841)	(6,416)
Net amortization of premium on deposits	(1,056)	(11)
Net gain on sale of loans	(2,643)	(1,976)
Proceeds from sale of loans held for sale	118,152	79,067
Originations of loans held for sale	(120,010)	(72,929)
Stock based compensation expense	6,555	6,059
(Increase) decrease in accrued interest receivable and other assets	(14,446)	50,011
Increase (decrease) in accrued interest payable and other liabilities	63,695	(68,162)
Net cash provided by operating activities	347,545	276,349

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, sales and principal paydowns of held to maturity securities	1,001,612	754,742
Purchase of held to maturity securities	(2,481,932)	(274,634)
Proceeds from maturities, sales and principal paydowns of available for sale securities	12,065,606	10,005,257
Purchase of available for sale securities	(11,998,826)	(10,008,602)
Originations of Warehouse Purchase Program loans	(8,105,349)	(7,611,180)
Proceeds from pay-offs of Warehouse Purchase Program loans	8,119,991	7,404,643
Net decrease in loans held for investment	510,979	147,813
Purchase of bank premises and equipment	(11,581)	(13,490)
Proceeds from sale of bank premises, equipment and other real estate	10,551	6,801
Proceeds from insurance claims	3,556	1,794
Net cash provided by the acquisition of American Bank Holding Corporation	233,906	—
Net cash provided by the acquisition of Southwest Bancshares, Inc.	244,182	—
Net cash (used in) provided by investing activities	(407,305)	413,144

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	420,736	(371,781)
Net decrease in interest-bearing deposits	(675,853)	(536,135)
Net proceeds (repayments) from other short-term borrowings	450,000	(300,000)
Net decrease in securities sold under repurchase agreements	(1,640)	(38,341)
Redemption of junior subordinated debentures	(6,186)	—
Repurchase of common stock	(70,758)	—
Payments of cash dividends	(121,011)	(110,513)
Net cash used in financing activities	(4,712)	(1,356,770)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(64,472)	(667,277)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,747,728	1,972,467
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,683,256	$1,305,190

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$5,291	$6,853
SUPPLEMENTAL INFORMATION:
Cash paid for:
U.S. federal income taxes, net of refunds received	$61,000	$158,000
State income taxes, net of refunds received	1,585	2,444
Interest paid	256,565	261,538

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the six-month period ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period.

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

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$168,583		$135,155		$284,850		$265,380
Basic:
Weighted average shares outstanding	100,783	$1.67	95,277	$1.42	100,306	$2.84	95,271	$2.79
Diluted:
Weighted average shares outstanding	100,783	$1.67	95,277	$1.42	100,306	$2.84	95,271	$2.79

There were no stock options outstanding at June 30, 2026, or exercisable during the three and six months ended June 30, 2026, or 2025 that would have had an anti-dilutive effect on the above computation.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,935	$2,750	$—	$10,685
Collateralized mortgage obligations	204,881	62	(2,468)	202,475
Mortgage-backed securities	133,526	157	(820)	132,863
Total	$346,342	$2,969	$(3,288)	$346,023
Held to Maturity
U.S. Government agencies	$4,100	$—	$(8)	$4,092
States and political subdivisions	118,214	109	(1,842)	116,481
Corporate debt securities	12,000	—	(840)	11,160
Collateralized mortgage obligations	377,315	435	(15,981)	361,769
Mortgage-backed securities	11,481,428	3,705	(877,333)	10,607,800
Total	$11,993,057	$4,249	$(896,004)	$11,101,302

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,935	$2,518	$—	$10,453
Collateralized mortgage obligations	209,689	5	(2,250)	207,444
Mortgage-backed securities	120,948	85	(733)	120,300
Total	$338,572	$2,608	$(2,983)	$338,197
Held to Maturity
U.S. Government agencies	$6,032	$78	$(70)	$6,040
States and political subdivisions	69,221	249	(1,347)	68,123
Corporate debt securities	12,000	—	(1,020)	10,980
Collateralized mortgage obligations	223,675	1,010	(12,177)	212,508
Mortgage-backed securities	9,964,300	9,070	(837,656)	9,135,714
Total	$10,275,228	$10,407	$(852,270)	$9,433,365

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

As of June 30, 2026, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2026, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae-issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae- and Freddie Mac-issued securities are fully guaranteed by those respective United States government-sponsored agencies and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of June 30, 2026, the Company’s municipal securities represent 1.0% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of June 30, 2026, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	June 30, 2026
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$10,816	$(89)	$157,294	$(2,379)	$168,110	$(2,468)
Mortgage-backed securities	68,925	(531)	50,739	(289)	119,664	(820)
Total	$79,741	$(620)	$208,033	$(2,668)	$287,774	$(3,288)
Held to Maturity
U.S. Government agencies	$4,092	$(8)	$—	$—	$4,092	$(8)
States and political subdivisions	43,766	(504)	22,905	(1,338)	66,671	(1,842)
Corporate debt securities	—	—	11,160	(840)	11,160	(840)
Collateralized mortgage obligations	177,162	(2,162)	149,443	(13,819)	326,605	(15,981)
Mortgage-backed securities	2,902,295	(26,526)	6,999,577	(850,807)	9,901,872	(877,333)
Total	$3,127,315	$(29,200)	$7,183,085	$(866,804)	$10,310,400	$(896,004)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

At June 30, 2026, and December 31, 2025, there were 647 securities and 712 securities, respectively, in an unrealized loss position for 12 months or more.

The table below summarizes the amortized cost and fair value of investment securities at June 30, 2026, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$22,670	$22,689	$—	$—
Due after one year through five years	42,558	42,205	—	—
Due after five years through ten years	66,521	64,293	7,935	10,685
Due after ten years	2,565	2,546	—	—
Subtotal	134,314	131,733	7,935	10,685
Mortgage-backed securities and collateralized mortgage obligations	11,858,743	10,969,569	338,407	335,338
Total	$11,993,057	$11,101,302	$346,342	$346,023

The Company recorded a $4.0 million net loss on the sale of investment securities for the three and six months ended June 30, 2026 and no gain or loss on the sale of investment securities for the three and six months ended June 30, 2025. As of June 30, 2026, the Company did not own any non-agency collateralized mortgage obligations.

At June 30, 2026, and December 31, 2025, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $10.23 billion and $9.24 billion and a fair value of $9.43 billion and $8.43 billion at June 30, 2026, and December 31, 2025, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

Visa Class B-1 Stock Exchange. During the second quarter of 2026, the Company tendered all of its shares of Visa, Inc. (“Visa”) Class B-2 common stock in exchange for a combination of Visa Class B-3 common stock and Visa Class C common stock, pursuant to the terms and subject to the conditions of Visa’s public exchange offer, which expired on May 8, 2026. The Company recorded an unrealized gain of $12.2 million during the second quarter 2026 based on the conversion privilege of the Class C common stock and the closing price of Visa Class A common stock. In the exchange, the Company received 24,246 shares of Class B-3 stock, recorded at zero cost basis, and 9,137 shares of Class C common stock and subsequently sold 3,045 shares of Class C stock. Prosperity intends to sell all remaining shares of Class C stock as permitted by the exchange agreement.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Residential mortgage loans held for sale	$18,656	$14,155

Commercial and industrial	3,290,092	2,303,936
Real estate:
Construction, land development and other land loans	3,143,607	2,741,455
1-4 family residential (includes home equity)	8,586,119	8,260,482
Commercial real estate (includes multi-family residential)	7,220,978	5,776,397
Farmland	705,868	662,031
Agriculture	360,254	365,873
Consumer and other	412,268	376,241
Total loans held for investment, excluding Warehouse Purchase Program	23,719,186	20,486,415
Warehouse Purchase Program	1,290,156	1,304,798
Total loans, including Warehouse Purchase Program	$25,027,998	$21,805,368

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans made up 79.8% and 81.8% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at June 30, 2026, and December 31, 2025, respectively. As of June 30, 2026, and December 31, 2025, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of June 30, 2026, and December 31, 2025, loans outstanding to directors, officers and their affiliates totaled $3.7 million and $272 thousand, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the six months ended June 30, 2026	As of and for the year ended December 31, 2025
	(Dollars in thousands)
Beginning balance on January 1	$272	$266
New loans	628	182
Transfers	3,514	—
Repayments	(754)	(176)
Ending balance	$3,660	$272

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

JUNE 30, 2026

(UNAUDITED)

With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made, together with an appraisal for loans collateralized by real estate, to determine the need, if any, for possible write-downs or appropriate additions to the allowance for credit losses.

An aging analysis of past due loans, segregated by category of loan, is presented below:

	June 30, 2026
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$6,608	$—	$6,608	$2,447	$3,134,552	$3,143,607
Warehouse Purchase Program loans	—	—	—	—	1,290,156	1,290,156
Agriculture and agriculture real estate (includes farmland)	5,392	1,086	6,478	14,504	1,045,140	1,066,122
1-4 family (includes home equity) (1)	40,137	137	40,274	57,253	8,507,248	8,604,775
Commercial real estate (includes multi-family residential)	38,435	472	38,907	16,167	7,165,904	7,220,978
Commercial and industrial	17,267	665	17,932	25,481	3,246,679	3,290,092
Consumer and other	537	—	537	1,059	410,672	412,268
Total	$108,376	$2,360	$110,736	$116,911	$24,800,351	$25,027,998

	December 31, 2025
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$5,233	$297	$5,530	$177	$2,735,748	$2,741,455
Warehouse Purchase Program loans	—	—	—	—	1,304,798	1,304,798
Agriculture and agriculture real estate (includes farmland)	4,834	—	4,834	15,378	1,007,692	1,027,904
1-4 family (includes home equity) (1)	47,057	—	47,057	53,932	8,173,648	8,274,637
Commercial real estate (includes multi-family residential)	13,386	—	13,386	5,326	5,757,685	5,776,397
Commercial and industrial	9,436	—	9,436	61,387	2,233,113	2,303,936
Consumer and other	1,159	20	1,179	1,017	374,045	376,241
Total	$81,105	$317	$81,422	$137,217	$21,586,729	$21,805,368

(1)
Includes $18.7 million and $14.2 million of residential mortgage loans held for sale at June 30, 2026, and December 31, 2025, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Nonaccrual loans (1)	$116,911	$137,217
Accruing loans 90 or more days past due	2,360	317
Total nonperforming loans	119,271	137,534
Repossessed assets	9	12
Other real estate	11,296	13,296
Total nonperforming assets	$130,576	$150,842

Nonperforming assets to total loans and other real estate	0.52%	0.69%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.55%	0.74%
Nonaccrual loans to total loans	0.47%	0.63%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.49%	0.67%

(1)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $130.6 million in nonperforming assets at June 30, 2026, compared with $150.8 million at December 31, 2025. Nonperforming assets were 0.52% of total loans and other real estate at June 30, 2026, and 0.69% of total loans and other real estate at December 31, 2025. The Company had $116.9 million in nonaccrual loans at June 30, 2026, compared with $137.2 million at December 31, 2025.

Acquired Loans. Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default, and recovery rates. Projected default rates, loss given default, and recovery rates for PCD loans and PSLs primarily impact the related allowance, as opposed to the fair value mark. During the valuation process, the Company identified PCD loans and PSLs in the acquired loan portfolios. Loans acquired with evidence of credit quality deterioration since origination as of the acquisition date were accounted for as PCD. PCD loan identification considers the following factors: payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality as of the acquisition date when compared to the origination date. PSL identification considers the following factors: account types, remaining terms, annual interest rates or coupons, current market rates, interest types, past delinquencies, timing of principal and interest payments, loan to value ratios, loss exposures and remaining balances. Accretion of purchased discounts on PCD loans and PSLs will be recognized based on payment structure and the contractual maturity of individual loans.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

PCD Loans. The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2026, and December 31, 2025.

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
PCD loans:
Outstanding balance	$382,745	$300,010
Discount	(7,444)	(5,267)
Recorded investment	$375,301	$294,743

Changes in the accretable yield for acquired PCD loans for the three and six months ended June 30, 2026, and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$8,440	$6,713	$5,267	$7,390
Additions	(95)	—	4,250	—
Accretion recoveries (charge-offs)	—	—	14	—
Accretion	(901)	(638)	(2,087)	(1,315)
Balance at June 30,	$7,444	$6,075	$7,444	$6,075

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired. The PCD discount reflected above as of June 30, 2026, represents the amount of discount available to be recognized as income.

PSLs. The recorded investment in PSLs included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2026, and December 31, 2025.

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
PSLs:
Outstanding balance	$4,399,194	$1,498,731
Discount	(65,782)	(17,479)
Recorded investment	$4,333,412	$1,481,252

Changes in the discount accretion for PSLs for the three and six months ended June 30, 2026, and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$68,592	$25,250	$17,479	$27,845
Additions	31	—	53,971	—
Accretion recoveries	263	2	(2)	22
Accretion	(3,104)	(2,486)	(5,666)	(5,101)
Balance at June 30,	$65,782	$22,766	$65,782	$22,766

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following tables present loans by risk grade, by category of loan and by year of origination/renewal at June 30, 2026.

	Term Loans
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	2,941	327	461	—	262	—	—	3,991
Grade 3	251,510	847,097	282,398	256,468	188,810	98,414	155,845	353	2,080,895
Grade 4	21,720	149,091	105,118	125,381	291,474	42,315	212,379	—	947,478
Grade 5	—	203	1,135	23,690	10,040	5,202	8,159	—	48,429
Grade 6	—	1,917	—	—	—	1,115	1,436	—	4,468
Grade 7	—	1,456	—	61	95	94	—	—	1,706
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	26,922	4,719	6,378	10,149	4,433	4,039	—	56,640
Total	$273,230	$1,029,627	$393,697	$412,439	$500,568	$151,835	$381,858	$353	$3,143,607

Current-period gross write-offs	$—	$—	$50	$—	$—	$—	$—	$—	$50

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$1,448	$2,427	$309	$149	$3	$89	$9,249	$—	$13,674
Grade 2	—	60	—	2	2,270	978	—	—	3,310
Grade 3	97,606	109,159	67,034	51,888	143,724	157,509	186,139	81	813,140
Grade 4	21,470	33,082	16,214	13,466	31,002	41,014	36,981	—	193,229
Grade 5	2,864	5,461	702	621	535	2,570	134	—	12,887
Grade 6	—	—	1	—	—	—	—	—	1
Grade 7	—	—	—	—	195	1,130	—	—	1,325
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	389	269	13,068	1,813	3,434	3,684	5,899	—	28,556
Total	$123,777	$150,458	$97,328	$67,939	$181,163	$206,974	$238,402	$81	$1,066,122

Current-period gross write-offs	$—	$39	$40	$—	$—	$23	$35	$—	$137

1-4 Family (includes Home Equity) (1)
Grade 1	$—	$—	$—	$67	$125	$104	$—	$—	$296
Grade 2	97	4,226	910	374	415	5,026	—	—	11,048
Grade 3	219,217	528,263	580,486	1,409,466	1,947,578	3,303,732	112,127	1,941	8,102,810
Grade 4	12,339	27,467	24,278	32,184	77,526	205,721	11,900	—	391,415
Grade 5	338	2,663	2,153	451	10,362	6,643	—	—	22,610
Grade 6	173	369	1,700	1,797	2,328	3,039	—	—	9,406
Grade 7	—	218	1,571	6,761	18,233	29,814	67	—	56,664
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	44	4,464	900	1,627	3,248	243	—	10,526
Total	$232,164	$563,250	$615,562	$1,452,000	$2,058,194	$3,557,327	$124,337	$1,941	$8,604,775

Current-period gross write-offs	$—	$58	$—	$485	$713	$9	$19	$—	$1,284

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	409	4,958	27,996	1,686	4,105	19,080	—	—	58,234
Grade 3	390,571	546,592	386,639	411,034	803,900	1,722,534	94,792	150	4,356,212
Grade 4	37,723	206,488	175,434	186,478	629,031	973,005	37,119	392	2,245,670
Grade 5	—	8,808	31,611	9,292	24,310	174,020	6,800	—	254,841
Grade 6	—	6,093	16,565	2,272	16,865	64,549	3,153	—	109,497
Grade 7	—	436	1,288	5,094	2,914	793	985	—	11,510
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	11,031	22,499	24,459	52,017	75,008	—	—	185,014
Total	$428,703	$784,406	$662,032	$640,315	$1,533,142	$3,028,989	$142,849	$542	$7,220,978

Current-period gross write-offs	$—	$—	$—	$—	$—	$221	$—	$—	$221

Commercial and Industrial
Grade 1	$18,386	$27,837	$12,629	$2,876	$614	$4,552	$68,469	$80	$135,443
Grade 2	5,938	270	4,523	1,205	6,790	680	45,774	—	65,180
Grade 3	262,697	422,126	175,611	149,748	85,870	265,352	989,549	392	2,351,345
Grade 4	21,805	107,280	48,931	43,077	29,163	56,376	221,324	2,781	530,737
Grade 5	2,582	1,529	2,856	1,367	26,748	2,600	41,533	—	79,215
Grade 6	826	2,039	2,166	2,347	2,520	330	7,136	—	17,364
Grade 7	11,199	593	3,072	389	151	2,412	—	—	17,816
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	22,945	6,425	3,094	2,911	31,637	25,980	—	92,992
Total	$323,433	$584,619	$256,213	$204,103	$154,767	$363,939	$1,399,765	$3,253	$3,290,092

Current-period gross write-offs	$802	$782	$295	$2,016	$2,306	$315	$29,832	$6,109	$42,457

Consumer and Other
Grade 1	$14,546	$13,879	$4,604	$1,415	$490	$1,259	$2,473	$—	$38,666
Grade 2	404	7,664	83,900	14,049	19,951	—	1,873	—	127,841
Grade 3	55,345	20,250	20,400	14,991	19,424	24,952	45,124	701	201,187
Grade 4	199	2,440	1,843	2,596	1,056	18,342	13,101	—	39,577
Grade 5	5	565	—	175	—	1,370	184	—	2,299
Grade 6	—	—	14	46	—	8	—	—	68
Grade 7	21	19	6	20	—	129	862	—	1,057
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	1,573	—	—	1,573
Total	$70,520	$44,817	$110,767	$33,292	$40,921	$47,633	$63,617	$701	$412,268

Current-period gross write-offs	$3,381	$82	$15	$5	$10	$25	$129	$—	$3,647

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	1,290,156	—	—	—	—	—	—	—	1,290,156
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$1,290,156	$—	$—	$—	$—	$—	$—	$—	$1,290,156

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Grade 1	$34,380	$44,143	$17,542	$4,507	$1,232	$6,004	$80,191	$80	$188,079
Grade 2	6,848	20,119	117,656	17,777	33,531	26,026	47,647	—	269,604
Grade 3	2,567,102	2,473,487	1,512,568	2,293,595	3,189,306	5,572,493	1,583,576	3,618	19,195,745
Grade 4	115,256	525,848	371,818	403,182	1,059,252	1,336,773	532,804	3,173	4,348,106
Grade 5	5,789	19,229	38,457	35,596	71,995	192,405	56,810	—	420,281
Grade 6	999	10,418	20,446	6,462	21,713	69,041	11,725	—	140,804
Grade 7	11,220	2,722	5,937	12,325	21,588	34,372	1,914	—	90,078
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	389	61,211	51,175	36,644	70,138	119,583	36,161	—	375,301
Total	$2,741,983	$3,157,177	$2,135,599	$2,810,088	$4,468,755	$7,356,697	$2,350,828	$6,871	$25,027,998

Current-period gross write-offs	$4,183	$961	$400	$2,506	$3,029	$593	$30,015	$6,109	$47,796

(1)
Includes $18.7 million of residential mortgage loans held for sale at June 30, 2026.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses that it believes is management’s best estimate of current expected credit losses on the Company’s loan portfolio as of June 30, 2026. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, (4) provision releases returned to earnings that decrease the allowance, and (5) increases in reserves related to acquired loans. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

The Company’s allowance for credit losses on loans consists of two components: (1) a specific valuation allowance based on expected losses on specifically identified loans and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, two-year reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table details activity in the allowance for credit losses on loans by category of loan for the three and six months ended June 30, 2026 and 2025.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance March 31, 2026	$76,127	$23,213	$75,134	$95,416	$104,735	$9,215	$383,840
Allowance on PCD loans at acquisition	—	(236)	—	—	1,420	—	1,184
Provision for credit losses on loans	(1,949)	798	1,901	(2,356)	(580)	2,186	—
Charge-offs	(50)	(75)	(385)	—	(2,781)	(2,025)	(5,316)
Recoveries	—	47	71	1,064	1,395	556	3,133
Net (charge-offs) recoveries	(50)	(28)	(314)	1,064	(1,386)	(1,469)	(2,183)
Balance June 30, 2026	$74,128	$23,747	$76,721	$94,124	$104,189	$9,932	$382,841

Six Months Ended
Balance December 31, 2025	$69,817	$23,438	$76,596	$77,251	$77,939	$8,701	$333,742
Allowance on PCD loans at acquisition	5,725	691	1,353	12,423	32,229	909	53,330
Allowance on PSLs at acquisition (1)	5,342	142	6,213	11,696	13,308	2,560	39,261
Provision for credit losses on loans	(6,706)	(444)	(6,265)	(8,431)	21,324	522	—
Charge-offs	(50)	(137)	(1,284)	(221)	(42,457)	(3,647)	(47,796)
Recoveries	—	57	108	1,406	1,846	887	4,304
Net (charge-offs) recoveries	(50)	(80)	(1,176)	1,185	(40,611)	(2,760)	(43,492)
Balance June 30, 2026	$74,128	$23,747	$76,721	$94,124	$104,189	$9,932	$382,841

Allowance for credit losses on loans:
Three Months Ended
Balance March 31, 2025	$80,580	$26,097	$83,895	$90,307	$60,174	$8,048	$349,101
Provision for credit losses on loans	(2,765)	737	(1,448)	(1,131)	3,126	1,481	—
Charge-offs	(82)	(37)	(410)	(112)	(1,636)	(1,945)	(4,222)
Recoveries	85	51	68	57	592	352	1,205
Net (charge-offs) recoveries	3	14	(342)	(55)	(1,044)	(1,593)	(3,017)
Balance June 30, 2025	$77,818	$26,848	$82,105	$89,121	$62,256	$7,936	$346,084

Six Months Ended
Balance December 31, 2024	$77,984	$27,693	$80,735	$92,147	$65,500	$7,746	$351,805
Provision for credit losses on loans	(325)	(859)	2,763	(2,793)	(1,870)	3,084	—
Charge-offs	(82)	(37)	(1,468)	(499)	(2,577)	(3,502)	(8,165)
Recoveries	241	51	75	266	1,203	608	2,444
Net (charge-offs) recoveries	159	14	(1,393)	(233)	(1,374)	(2,894)	(5,721)
Balance June 30, 2025	$77,818	$26,848	$82,105	$89,121	$62,256	$7,936	$346,084

(1)
The Company adopted ASU 2025-08 on January 1, 2026.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The allowance for credit losses on loans as of June 30, 2026, totaled $382.8 million or 1.53% of total loans, including acquired loans with discounts, an increase of $49.1 million or 14.7% compared to the allowance for credit losses on loans totaling $333.7 million or 1.53% of total loans, including acquired loans with discounts, as of December 31, 2025.

The Company adopted ASU 2025-08 as of January 1, 2026, which aligned the accounting for PSLs with the treatment of PCD loans’ gross-up approach at acquisition and eliminated the immediate recognition of day-one credit loss expense. Accordingly, the initial estimate of expected credit losses recognized in the allowance for credit losses on loans will include both PCD loans and PSLs. For the merger of American Bank Holding Corporation (“American”) into Bancshares and the subsequent merger of American’s wholly owned subsidiary American Bank, N.A. (“American Bank”) into the Bank (collectively, the “American Merger”), the Company recorded an allowance for credit losses on loans of $47.5 million, which included a $27.5 million allowance on PCD loans and a $20.0 million allowance on PSLs. For the merger of Southwest Bancshares, Inc. (“Southwest”) into Bancshares and the subsequent merger of Southwest’s wholly owned subsidiary Texas Partners Bank (“Texas Partners”) into the Bank (collectively, the “Southwest Merger”), the Company recorded an allowance for credit losses on loans of $45.1 million, which included a $25.8 million allowance on PCD loans and a $19.3 million allowance on PSLs.

There was no provision for credit losses for the three and six months ended June 30, 2026 and 2025.

Net charge-offs were $2.2 million for the three months ended June 30, 2026, compared with net charge-offs of $3.0 million for the three months ended June 30, 2025. For the three months ended June 30, 2026, net charge-offs included $962 thousand related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. For the three months ended June 30, 2026, $10.3 million of reserves on resolved PCD loans without any related charge-offs were released to the general reserve.

Net charge-offs were $43.5 million for the six months ended June 30, 2026, compared with $5.7 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, net charge-offs included a $39.2 million increase in net charge-offs for commercial and industrial loans. Additionally, due to the American Merger and the Southwest Merger, reserves increased by Day One accounting for PCD loans of $53.3 million and Day One accounting for PSLs of $39.3 million. Further, $12.3 million of reserves on resolved PCD loans without any related charge-offs were released to the general reserve.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of June 30, 2026, and December 31, 2025, the Company had $37.6 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of June 30, 2026, the Company had $1.73 billion in commitments expected to fund.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table displays the amortized cost of loans that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2026, and 2025 presented by category of loan and type of modification.

	Term Extension	Interest Rate Reduction	Total	Percent of Total Class of Loans
	(Dollars in thousands)
Three Months Ended June 30, 2026
Commercial real estate (includes multi-family residential)	$25,017	$—	$25,017	0.3%
Agriculture and agriculture real estate (includes farmland)	1,196	—	1,196	0.1%
Consumer and other	22	—	22	0.0%
Total	$26,235	$—	$26,235	0.1%

Six Months Ended June 30, 2026
Commercial real estate (includes multi-family residential)	$25,017	$—	$25,017	0.3%
Agriculture and agriculture real estate (includes farmland)	2,196	—	2,196	0.2%
Consumer and other	22	—	22	0.0%
Total	$27,235	$—	$27,235	0.1%

	Term Extension	Interest Rate Reduction	Total	Percent of Total Class of Loans
	(Dollars in thousands)
Three Months Ended June 30, 2025
Commercial real estate (includes multi-family residential)	$—	$—	$—	0.0%
Agriculture and agriculture real estate (includes farmland)	—	—	—	0.0%
Total	$—	$—	$—	0.0%

Six Months Ended June 30, 2025
Commercial real estate (includes multi-family residential)	$680	$23,205	$23,885	0.4%
Agriculture and agriculture real estate (includes farmland)	158	—	158	0.0%
Total	$838	$23,205	$24,043	0.4%

The financial effects of the modifications of loans made to borrowers experiencing financial difficulty were not significant during the three and six months ended June 30, 2026, and 2025. Furthermore, such modifications did not significantly impact the Company’s determination of the allowance for credit losses during those periods.

The Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2026, that subsequently defaulted and were modified in the twelve months prior to default. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$10,685	$—	$10,685
Collateralized mortgage obligations	—	202,475	—	202,475
Mortgage-backed securities	—	132,863	—	132,863
Derivative financial instruments:
Interest rate lock commitments	$—	$250	$—	$250
Forward mortgage-backed securities trades	—	35	—	35
Loan customer counterparty	—	216	—	216
Financial institution counterparty	—	208	—	208
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	43	—	43
Loan customer counterparty	—	223	—	223
Financial institution counterparty	—	203	—	203

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$10,453	$—	$10,453
Collateralized mortgage obligations	—	207,444	—	207,444
Mortgage-backed securities	—	120,300	—	120,300
Derivative financial instruments:
Interest rate lock commitments	$—	$192	$—	$192
Forward mortgage-backed securities trades	—	6	—	6
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	778	—	778
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	50	—	50
Loan customer counterparty	—	782	—	782
Financial institution counterparty	—	—	—	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment. For the three and six months ended June 30, 2026, the Company had additions to other real estate owned of $2.7 million and $5.3 million, respectively, of which $2.0 million and $4.4 million, respectively, were outstanding as of June 30, 2026. For the three and six months ended June 30, 2026, the Company had additions to impaired loans of $18.8 million and $34.5 million, respectively, of which $18.8 million and $33.3 million, respectively, were outstanding as of June 30, 2026. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2026 and remained outstanding at June 30, 2026, were not significant.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of June 30, 2026
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,683,062	$1,683,062	$—	$—	$1,683,062
Federal funds sold	194	194	—	—	194
Held to maturity securities	11,993,057	—	11,101,302	—	11,101,302
Loans held for sale	18,656	—	18,656	—	18,656
Loans held for investment, net of allowance	23,336,345	—	—	22,722,420	22,722,420
Loans held for investment - Warehouse Purchase Program	1,290,156	—	1,290,156	—	1,290,156
Other real estate owned	11,296	—	11,296	—	11,296
Liabilities
Deposits:
Noninterest-bearing	$10,739,937	$—	$10,739,937	$—	$10,739,937
Interest-bearing	21,859,750	—	21,841,062	—	21,841,062
Other borrowings	2,400,000	—	2,400,000	—	2,400,000
Securities sold under repurchase agreements	199,576	—	199,576	—	199,576
Subordinated notes	70,000	—	70,000	—	70,000

	As of December 31, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,747,511	$1,747,511	$—	$—	$1,747,511
Federal funds sold	217	217	—	—	217
Held to maturity securities	10,275,228	—	9,433,365	—	9,433,365
Loans held for sale	14,155	—	14,155	—	14,155
Loans held for investment, net of allowance	20,152,673	—	—	19,342,602	19,342,602
Loans held for investment - Warehouse Purchase Program	1,304,798	—	1,304,798	—	1,304,798
Other real estate owned	13,296	—	13,296	—	13,296
Liabilities
Deposits:
Noninterest-bearing	$9,467,911	$—	$9,467,911	$—	$9,467,911
Interest-bearing	19,014,573	—	19,001,946	—	19,001,946
Other borrowings	1,950,000	—	1,950,000	—	1,950,000
Securities sold under repurchase agreements	201,216	—	201,216	—	201,216

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

JUNE 30, 2026

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

The fair value estimates presented herein are based on information available to management at June 30, 2026. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the six months ended June 30, 2026, and the year ended December 31, 2025 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2024	$3,503,129	$66,047
Less:
Amortization	—	(14,442)
Add:
Measurement period adjustment for the acquisition of Lone Star State Bancshares, Inc.	(2)	—
Balance as of December 31, 2025	3,503,127	51,605
Less:
Amortization	—	(10,920)
Add:
Acquisition of American Bank Holding Corporation	185,941	31,103
Acquisition of Southwest Bancshares, Inc.	134,852	33,794
Balance as of June 30, 2026	$3,823,920	$105,582

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2026, there was no impairment recorded on goodwill and core deposit intangibles.

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $5.7 million and $3.6 million for the three months ended June 30, 2026, and 2025, respectively, and $10.9 million and $7.3 million for the six months ended June 30, 2026, and 2025, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of June 30, 2026, is as follows (dollars in thousands):

Remaining 2026	$11,292
2027	20,254
2028	17,595
2029	14,233
2030	9,307
Thereafter	32,901
Total	$105,582

8. STOCK–BASED COMPENSATION

At June 30, 2026, Bancshares had one active stock-based incentive compensation plan with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by Bancshares’ shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of June 30, 2026, 615,288 shares of issued restricted stock have vested and 592,564 shares of issued restricted stock remain unvested.

As of June 30, 2026, the Company had no stock options outstanding.

Stock-based compensation expense related to restricted stock was $3.2 million and $3.0 million during the three months ended June 30, 2026, and 2025, and $6.6 million and $6.1 million during the six months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, there was $16.9 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.85 years.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income was $840 thousand and $750 thousand for the three months ended June 30, 2026, and 2025, respectively, and $1.7 million and $1.6 million for the six months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, operating lease ROU assets and lease liabilities were approximately $31.4 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of June 30, 2026, the weighted average of remaining lease terms of the Company’s operating leases was 4.8 years. The weighted average discount rate used to determine the lease liabilities as of June 30, 2026, for the Company’s operating leases was 2.7%. Cash paid for the Company’s operating leases was $3.8 million and $2.9 million for the three months ended June 30, 2026, and 2025, respectively, and was $7.4 million and $5.9 million for the six months ended June 30, 2026, and 2025, respectively. During the six months ended June 30, 2026, the Company obtained $8.1 million in ROU assets in exchange for lease liabilities for ten operating leases, of which five were related to the American Merger and the Southwest Merger.

The Company’s future undiscounted cash payments associated with its operating leases as of June 30, 2026, are summarized below (dollars in thousands).

Remaining 2026	$5,941
2027	9,094
2028	6,164
2029	4,750
2030	3,502
2031	2,498
Thereafter	8,103
Total undiscounted lease payments	$40,052

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of June 30, 2026, are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$103,776	$13,562	$2,291	$26	$119,655
Unused capacity on Warehouse Purchase Program loans	879,845	—	—	—	879,845
Commitments to extend credit	2,143,353	1,467,333	277,750	1,140,844	5,029,280
Total	$3,126,974	$1,480,895	$280,041	$1,140,870	$6,028,780

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The Company records an allowance for credit losses on off-balance sheet credit exposures that is adjusted through an entry to provision for credit losses on the Company’s consolidated statement of income. At June 30, 2026, and December 31, 2025, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

10. OTHER COMPREHENSIVE (LOSS) INCOME

The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Three Months Ended June 30,
	2026			2025
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized loss during period	$(363)	$77	$(286)	$(283)	$59	$(224)
Total securities available for sale	(363)	77	(286)	(283)	59	(224)
Total other comprehensive loss	$(363)	$77	$(286)	$(283)	$59	$(224)

	Six Months Ended June 30,
	2026			2025
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income:
Securities available for sale:
Change in unrealized gain during period	$55	$(10)	$45	$399	$(84)	$315
Total securities available for sale	55	(10)	45	399	(84)	315
Total other comprehensive income	$55	$(10)	$45	$399	$(84)	$315

Activity in accumulated other comprehensive loss associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2025	$(296)	$(296)
Other comprehensive income	45	45
Balance at June 30, 2026	$(251)	$(251)

Balance at December 31, 2024	$(1,624)	$(1,624)
Other comprehensive income	315	315
Balance at June 30, 2025	$(1,309)	$(1,309)

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2026, and December 31, 2025.

	June 30, 2026			December 31, 2025
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$8,516	$250	$—	$7,837	$192	$—
Forward mortgage-backed securities trades	25,500	35	43	19,250	6	50
Commercial loan interest rate swaps and caps:
Loan customer counterparty	59,821	216	223	40,795	—	782
Financial institution counterparty	59,821	208	203	40,795	778	—

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at June 30, 2026, and December 31, 2025, are presented in the following table.

	Weighted-Average Interest Rate
	June 30, 2026		December 31, 2025
	Received	Paid	Received	Paid
Loan customer counterparty	4.97%	3.85%	4.52%	4.78%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $301 thousand at June 30, 2026, and $778 thousand at December 31, 2025. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was zero at June 30, 2026. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counterparties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was $70 thousand and $650 thousand at June 30, 2026, and December 31, 2025, respectively.

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in mortgage income. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three and six months ended June 30, 2026, and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2026	2025	2026	2025
	(Dollars in thousands)
Interest rate lock commitments	$63	$(3)	$58	$165
Forward mortgage-backed securities trades	(7)	23	137	(207)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Pursuant to the terms of the definitive agreement, Bancshares issued 4,439,938 shares of its common stock for all outstanding shares of American common stock. This resulted in goodwill of $185.9 million as of June 30, 2026, which does not include all the subsequent fair value adjustments that have not yet been finalized. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $31.1 million of core deposit intangibles as of June 30, 2026.

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

Pursuant to the terms of the definitive agreement, Bancshares issued 4,094,974 shares of its common stock for all outstanding shares of Southwest common stock. This resulted in goodwill of $134.9 million as of June 30, 2026, which does not include all the subsequent fair value adjustments that have not yet been finalized. Additionally, the Company recognized $33.8 million of core deposit intangibles as of June 30, 2026.

13. SUBSEQUENT EVENTS

Acquisition of Stellar Bancorp, Inc. — On July 1, 2026, the Company completed the merger of Stellar Bancorp, Inc. (“Stellar”) into Bancshares and the subsequent merger of Stellar’s wholly owned subsidiary Stellar Bank (“Stellar Bank”) into the Bank (collectively, the “Stellar Merger”). Stellar Bank operated 52 banking offices including its main office in Houston and banking offices in the Houston, Beaumont and East Texas areas and in Dallas, Texas.

Pursuant to the terms of the definitive agreement, Bancshares issued 19,371,499 shares of its common stock and paid approximately $578.66 million in cash for all outstanding shares of Stellar common stock.

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
•
the risks relating to the recent acquisitions of American, Southwest and Stellar including, without limitation: the diversion of management’s time on issues related to the acquisitions and integration; unexpected transaction costs, including the costs of integrating operations; the risk that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies; the risk of deposit and customer attrition; regulatory enforcement and litigation risk; unexpected operating and other costs; the risk of customer and employee loss and business disruptions; increased competitive pressures and solicitations of customers by competitors;
•
the timing, impact and other uncertainties of any future acquisitions, and the Company’s ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the ability to enter new markets successfully and capitalize on growth opportunities;
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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation (“Bancshares”), is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank (the “Bank,” and together with Bancshares, the “Company”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of June 30, 2026, the Bank operated 311 full-service banking locations: 62 in the Houston area, including The Woodlands; 36 in the South Texas area including Corpus Christi and Victoria; 61 in the Dallas/Fort Worth area; 21 in the East Texas area; 28 in the Central Texas area including Austin and San Antonio; 45 in the West Texas area including Lubbock, Midland-Odessa, Abilene, Amarillo and Wichita Falls; 15 in the Bryan/College Station area; 6 in the Central Oklahoma area; 8 in the Tulsa, Oklahoma area; 18 in the Central, South Texas and San Antonio areas doing business as American Bank and 11 in the San Antonio area doing business as Texas Partners Bank. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $43.87 billion at June 30, 2026, compared with $38.46 billion at December 31, 2025, an increase of $5.41 billion or 14.1%. Total loans were $25.03 billion at June 30, 2026, compared with $21.81 billion at December 31, 2025, an increase of $3.22 billion or 14.8%. Total deposits were $32.60 billion at June 30, 2026, compared with $28.48 billion at December 31, 2025, an increase of $4.12 billion or 14.5%. Total shareholders’ equity was $8.31 billion at June 30, 2026, compared with $7.62 billion at December 31, 2025, an increase of $689.1 million or 9.0%.

RECENT ACQUISITIONS

Acquisition of American Bank Holding Corporation — On January 1, 2026, the Company completed the merger of American Bank Holding Corporation (“American”) into Bancshares and the subsequent merger of American’s wholly owned subsidiary American Bank, N.A. (“American Bank”) into the Bank (collectively, the “American Merger”). American Bank operated 18 banking offices and two loan production offices in South and Central Texas including its main office in Corpus Christi, and banking offices in San Antonio, Austin, Victoria and the greater Corpus Christi area including Port Aransas and Rockport and a loan production office in Houston, Texas.

Pursuant to the terms of the definitive agreement, Bancshares issued 4,439,938 shares of its common stock for all outstanding shares of American common stock. This resulted in goodwill of $185.9 million as of June 30, 2026, which does not include all the subsequent fair value adjustments that have not yet been finalized. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $31.1 million of core deposit intangibles as of June 30, 2026.

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

Pursuant to the terms of the definitive agreement, Bancshares issued 4,094,974 shares of its common stock for all outstanding shares of Southwest common stock. This resulted in goodwill of $134.9 million as of June 30, 2026, which does not include all the subsequent fair value adjustments that have not yet been finalized. Additionally, the Company recognized $33.8 million of core deposit intangibles as of June 30, 2026.

SUBSEQUENT EVENT

Acquisition of Stellar Bancorp, Inc. — On July 1, 2026, the Company completed the merger of Stellar Bancorp, Inc. (“Stellar”) into Bancshares and the subsequent merger of Stellar’s wholly owned subsidiary Stellar Bank (“Stellar Bank”) into the Bank (collectively, the “Stellar Merger”). Stellar Bank operated 52 banking offices including its main office in Houston and banking offices in the Houston, Beaumont and East Texas areas and in Dallas, Texas.

Pursuant to the terms of the definitive agreement, Bancshares issued 19,371,499 shares of its common stock and paid approximately $578.66 million in cash for all outstanding shares of Stellar common stock.

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

The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on expected losses on impaired loans and certain purchased credit deteriorated loans (“PCD”) loans; and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, two-year reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. Based on this evaluation, management has established an allowance for credit losses that it believes is management’s best estimate of current expected credit losses in the Company’s loan portfolio.

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

RESULTS OF OPERATIONS

For the quarter ended June 30, 2026, net income available to common shareholders was $168.6 million or $1.67 per diluted common share compared with $135.2 million or $1.42 for the same period in 2025. Net income and net income per diluted common share for the second quarter of 2026 was primarily impacted by an increase in net interest income and a gain on Visa Class B-2 stock exchange net of investment securities sales of $8.2 million, partially offset by an increase in noninterest expenses related to the American and Southwest operations and an increase in provision for income taxes. The Company posted annualized returns on average common equity of 8.14% and 7.13%, annualized returns on average assets of 1.55% and 1.41% and efficiency ratios of 45.99% and 44.80% for the quarters ended June 30, 2026, and 2025, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding net gains and losses on the sale, write-down or write-up of assets and securities) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale, write-up or write-down of assets and securities are not included. Additionally, taxes are not part of this calculation.

For the six months ended June 30, 2026, net income available to common shareholders was $284.9 million or $2.84 per diluted common share compared with $265.4 million or $2.79 for the six months ended June 30, 2025. Net income and net income per diluted common share for the six months ended June 30, 2026, were impacted by the American Merger and the Southwest Merger, merger related expenses of $43.3 million and a gain on Visa Class B-2 stock exchange net of investment securities sales of $8.2 million. The Company posted annualized returns on average common equity of 6.93% and 7.03%, annualized returns on average assets of 1.33% and 1.37% and efficiency ratios of 52.44% and 45.26% for the six months ended June 30, 2026, and 2025, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended June 30, 2026

Net interest income before the provision for credit losses was $330.6 million for the quarter ended June 30, 2026, an increase of $62.8 million or 23.5% compared with $267.7 million for the same period in 2025. The net interest margin on a tax-equivalent basis was 3.47% for the quarter ended June 30, 2026, an increase of 29 basis points compared with 3.18% for the same period in 2025. The changes to both measures were primarily due to the repricing of assets, a decrease in the average balance and average rate on other borrowings and the impact of the American Merger and the Southwest Merger.

Interest income on loans was $369.6 million for the quarter ended June 30, 2026, an increase of $44.1 million or 13.5% compared with $325.5 million for the same period in 2025. Interest income on securities was $81.2 million for the quarter ended June 30, 2026, an increase of $23.4 million or 40.4% compared with $57.8 million for the same period in 2025. The changes for both were primarily due to the repricing of assets and the impact of the American Merger and the Southwest Merger.

Average interest-bearing liabilities were $24.29 billion for the quarter ended June 30, 2026, an increase of $3.26 billion or 15.5% compared with $21.03 billion for the same period in 2025. The increase was primarily due to the American Merger and the Southwest Merger, partially offset by the decrease in other borrowings. The average rate on interest-bearing liabilities was 2.13% for the quarter ended June 30, 2026, a decrease of 25 basis points compared with 2.38% for the same period in 2025.

For the Six Months Ended June 30, 2026

Net interest income before the provision for credit losses was $651.7 million for the six months ended June 30, 2026, an increase of $118.6 million or 22.2% compared with $533.1 million for the same period in 2025. The net interest margin on a tax-equivalent basis was 3.49% for the six months ended June 30, 2026, an increase of 33 basis points compared with 3.16% for the six months ended June 30, 2025. The changes for both measures were primarily due to the repricing of assets, the impact of the American Merger and the Southwest Merger and a decrease in the average balance and average rate on other borrowings.

Interest income on loans was $731.3 million for the six months ended June 30, 2026, an increase of $86.8 million or 13.5% compared with $644.5 million for the same period in 2025. Interest income on securities was $151.7 million for the six months ended June 30, 2026, an increase of $36.0 million or 31.1% compared with $115.7 million for the same period in 2025. The changes for both were primarily due to the repricing of assets and the impact of the American Merger and the Southwest Merger.

Average interest-bearing liabilities were $23.92 billion for the six months ended June 30, 2026, an increase of $2.58 billion or 12.1% compared with $21.34 billion for the same period in 2025. The increase was primarily due to the American Merger and the Southwest Merger, partially offset by a decrease in other borrowings. The average rate on interest-bearing liabilities was 2.10% for the six months ended June 30, 2026, a decrease of 29 basis points compared with 2.39% for the same period in 2025.

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

	Three Months Ended June 30,
	2026			2025
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$17,858	$281	6.31%	$9,813	$166	6.79%
Loans held for investment	23,750,036	350,967	5.93%	20,907,400	306,671	5.88%
Loans held for investment - Warehouse Purchase Program	1,316,645	18,326	5.58%	1,179,307	18,653	6.34%
Total loans	25,084,539	369,574	5.91%	22,096,520	325,490	5.91%
Investment securities	12,258,188	81,200	2.66%	10,867,856	57,836	2.13%
Federal funds sold and other earning assets	969,502	8,719	3.61%	841,933	9,438	4.50%
Total interest-earning assets	38,312,229	459,493	4.81%	33,806,309	392,764	4.66%
Allowance for credit losses on loans	(383,281)			(348,310)
Noninterest-earning assets	5,508,187			4,933,215
Total assets	$43,437,135			$38,391,214

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$6,135,720	$15,093	0.99%	$4,807,864	$8,859	0.74%
Savings and money market deposits	10,928,333	53,661	1.97%	8,944,897	45,796	2.05%
Certificates and other time deposits	4,787,401	38,330	3.21%	4,366,510	39,135	3.59%
Other borrowings	2,174,506	20,094	3.71%	2,717,583	30,101	4.44%
Securities sold under repurchase agreements	194,250	1,019	2.10%	194,577	1,151	2.37%
Subordinated notes and junior subordinated debentures	70,408	746	4.25%	—	—	—
Total interest-bearing liabilities	24,290,618	128,943	2.13%	21,031,431	125,042	2.38%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	10,561,142			9,508,845
Allowance for credit losses on off-balance sheet credit exposures	37,646			37,646
Other liabilities	259,201			227,002
Total liabilities	35,148,607			30,804,924
Shareholders' equity	8,288,528			7,586,290
Total liabilities and shareholders' equity	$43,437,135			$38,391,214

Net interest rate spread			2.68%			2.28%
Net interest income and margin (2) (3)		$330,550	3.46%		$267,722	3.18%
Net interest income and margin (tax equivalent) (4)		$331,130	3.47%		$268,296	3.18%

(1)
Annualized and based on average balances on an actual 365-day basis for the three months ended June 30, 2026, and 2025.
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

	Six Months Ended June 30,
	2026			2025
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$16,834	$519	6.22%	$8,698	$293	6.79%
Loans held for investment	23,610,945	695,563	5.94%	20,933,170	611,739	5.89%
Loans held for investment - Warehouse Purchase Program	1,262,533	35,248	5.63%	1,028,534	32,481	6.37%
Total loans	24,890,312	731,330	5.93%	21,970,402	644,513	5.92%
Investment securities	11,866,153	151,731	2.58%	10,942,215	115,722	2.13%
Federal funds sold and other earning assets	996,109	18,207	3.69%	1,140,915	25,334	4.48%
Total interest-earning assets	37,752,574	901,268	4.81%	34,053,532	785,569	4.65%
Allowance for credit losses on loans	(356,855)			(349,506)
Noninterest-earning assets	5,435,129			4,967,987
Total assets	$42,830,848			$38,672,013

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$6,199,301	$29,086	0.95%	$5,015,178	$17,878	0.72%
Savings and money market deposits	10,757,523	104,380	1.96%	8,975,919	91,441	2.05%
Certificates and other time deposits	4,808,748	77,855	3.26%	4,396,350	80,068	3.67%
Other borrowings	1,899,061	34,877	3.70%	2,746,961	60,593	4.45%
Securities sold under repurchase agreements	186,030	1,921	2.08%	206,197	2,485	2.43%
Subordinated notes and junior subordinated debentures	67,059	1,449	4.36%	—	—	—
Total interest-bearing liabilities	23,917,722	249,568	2.10%	21,340,605	252,465	2.39%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	10,412,431			9,506,704
Allowance for credit losses on off-balance sheet credit exposures	37,857			37,646
Other liabilities	238,470			240,789
Total liabilities	34,606,480			31,125,744
Shareholders' equity	8,224,368			7,546,269
Total liabilities and shareholders' equity	$42,830,848			$38,672,013

Net interest rate spread			2.71%			2.26%
Net interest income and margin (2) (3)		$651,700	3.48%		$533,104	3.16%
Net interest income and margin (tax equivalent) (4)		$652,855	3.49%		$534,265	3.16%

(1)
Annualized and based on average balances on an actual 365-day basis for the six months ended June 30, 2026, and 2025.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 vs. 2025			2026 vs. 2025
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$136	$(21)	$115	$274	$(48)	$226
Loans held for investment (1)	41,696	2,600	44,296	78,254	5,570	83,824
Loans held for investment - Warehouse Purchase Program	2,172	(2,499)	(327)	7,390	(4,623)	2,767
Investment securities (1)	7,399	15,965	23,364	9,771	26,238	36,009
Federal funds sold and other earning assets	1,430	(2,149)	(719)	(3,215)	(3,912)	(7,127)
Total increase in interest income	52,833	13,896	66,729	92,474	23,225	115,699

Interest-Bearing Liabilities:
Interest-bearing demand deposits	2,447	3,787	6,234	4,221	6,987	11,208
Savings and money market deposits	10,155	(2,290)	7,865	18,150	(5,211)	12,939
Certificates and other time deposits (1)	3,772	(4,577)	(805)	7,511	(9,724)	(2,213)
Other borrowings	(6,015)	(3,992)	(10,007)	(18,703)	(7,013)	(25,716)
Securities sold under repurchase agreements	(2)	(130)	(132)	(243)	(321)	(564)
Subordinated notes and junior subordinated debentures	746	—	746	1,449	—	1,449
Total increase (decrease) in interest expense	11,103	(7,202)	3,901	12,385	(15,282)	(2,897)
Increase in net interest income	$41,730	$21,098	$62,828	$80,089	$38,507	$118,596

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

There was no provision for credit losses for the three and six months ended June 30, 2026 and 2025.

Net charge-offs were $2.2 million for the quarter ended June 30, 2026, compared with net charge-offs of $3.0 million for the quarter ended June 30, 2025. For the three months ended June 30, 2026, net charge-offs included $962 thousand related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. For the three months ended June 30, 2026, $10.3 million of reserves on resolved PCD loans without any related charge-offs were released to the general reserve.

Net charge-offs were $43.5 million for the six months ended June 30, 2026, compared with $5.7 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, net charge-offs included a $39.2 million increase in net charge-offs for commercial and industrial loans. Additionally, due to the American Merger and the Southwest Merger, reserves increased by Day One accounting for PCD loans of $53.3 million and Day One accounting for PSLs of $39.3 million. Further, $12.3 million of reserves on resolved PCD loans without any related charge-offs were released to the general reserve.

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

Noninterest income totaled $60.7 million for the three months ended June 30, 2026, compared with $43.0 million for the same period in 2025, an increase of $17.7 million or 41.2%. Noninterest income totaled $107.2 million for the six months ended June 30, 2026, compared with $84.3 million for the six months ended June 30, 2025, an increase of $22.9 million or 27.2%. The change for both periods was primarily due to the American Merger and Southwest Merger and a gain on Visa Class B-2 stock exchange net of investment securities sales of $8.2 million.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Nonsufficient funds fees	$11,349	$8,885	$22,216	$18,032
Credit card, debit card and ATM card income	10,303	9,761	19,786	18,500
Service charges on deposit accounts	9,235	7,645	17,915	15,053
Trust income	4,943	3,859	9,865	7,460
Mortgage income	1,363	965	2,643	1,974
Brokerage income	1,478	1,225	3,046	2,487
Bank owned life insurance income	2,476	1,985	5,074	4,100
Net (loss) gain on sale or write-down of assets	(42)	1,414	276	1,179
Net gain on sale or write-up of securities	8,235	—	8,235	—
Other	11,365	7,243	18,123	15,498
Total noninterest income	$60,705	$42,982	$107,179	$84,283

Noninterest Expense

Noninterest expense totaled $176.2 million for the three months ended June 30, 2026, compared with $138.6 million for the same period in 2025, an increase of $37.6 million or 27.1%, which was primarily due to an increase in salaries and benefits and an increase in additional expenses related to three months of American and Southwest operations. Noninterest expense totaled $393.5 million for the six months ended June 30, 2026, compared with $278.9 million for the six months ended June 30, 2025, an increase of $114.6 million or 41.1%, primarily due to an increase in merger related expenses of $43.3 million, an increase in salaries and benefits and an increase in additional expenses related to six months of American operations and five months of Southwest operations.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Salaries and employee benefits (1)	$110,965	$87,296	$220,176	$176,772
Non-staff expenses:
Net occupancy and equipment	10,685	9,168	21,339	18,314
Credit and debit card, data processing and software amortization	16,121	12,056	34,235	23,478
Regulatory assessments and FDIC insurance	5,287	5,508	11,328	11,297
Core deposit intangibles amortization	5,661	3,610	10,920	7,251
Depreciation	5,795	4,779	11,343	9,553
Communications (2)	4,271	3,507	8,105	6,980
Net other real estate expense (3)	309	(18)	609	92
Merger related expenses	755	—	43,271	—
Other	16,327	12,659	32,137	25,129
Total noninterest expense	$176,176	$138,565	$393,463	$278,866

(1)
Includes stock-based compensation expense of $3.2 million and $3.0 million for the three months ended June 30, 2026, and 2025, respectively, and $6.6 million and $6.1 million for the six months ended June 30, 2026, and 2025, respectively.
(2)
Communications expense includes telephone, data circuits, postage and courier expenses.
(3)
Net other real estate income consists of rental expense, rental income and gains and losses on sales of real estate.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of nondeductible expenses. Income tax expense totaled $46.5 million for the three months ended June 30, 2026, compared with $37.0 million for the same period in 2025, an increase of $9.5 million or 25.7%. Income tax expense totaled $80.6 million for the six months ended June 30, 2026, compared with $73.1 million for the same period in 2025, an increase of $7.4 million or 10.2%. The Company’s effective tax rate for the three months ended June 30, 2026, and 2025 was 21.6% and 21.5%, respectively. The Company’s effective tax rate for the six months ended June 30, 2026, and 2025 was 22.0% and 21.6%, respectively.

Enactment of the One Big Beautiful Bill Act — On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”), which included certain modifications to U.S. tax law, was enacted. The Company has completed its initial evaluation of the provisions of the OBBB Act and has concluded that it did not have a material impact on the Company's income tax provision for the six months ended June 30, 2026 and year ended December 31, 2025.

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

	June 30, 2026
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	PSLs	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$18,656	$—	$—	$—	$18,656

Commercial and industrial	1,850,475	565,391	781,234	92,992	3,290,092
Warehouse purchase program	1,290,156	—	—	—	1,290,156
Real estate:
Construction, land development and other land loans	2,389,000	211,114	486,853	56,640	3,143,607
1-4 family residential (includes home equity)	7,355,234	184,249	1,036,110	10,526	8,586,119
Commercial real estate (includes multi-family residential)	4,664,831	485,679	1,885,454	185,014	7,220,978
Farmland	582,782	24,364	76,197	22,525	705,868
Agriculture	276,302	75,225	2,696	6,031	360,254
Consumer and other	326,177	19,650	64,868	1,573	412,268
Total loans held for investment	18,734,957	1,565,672	4,333,412	375,301	25,009,342
Total	$18,753,613	$1,565,672	$4,333,412	$375,301	$25,027,998

	December 31, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	PSLs	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$14,155	$—	$—	$—	$14,155

Commercial and industrial	1,640,519	529,002	101,750	32,665	2,303,936
Warehouse purchase program	1,304,798	—	—	—	1,304,798
Real estate:
Construction, land development and other land loans	2,468,830	181,271	46,132	45,222	2,741,455
1-4 family residential (includes home equity)	7,513,090	185,707	555,827	5,858	8,260,482
Commercial real estate (includes multi-family residential)	4,483,549	405,063	705,206	182,579	5,776,397
Farmland	558,958	19,240	62,081	21,752	662,031
Agriculture	273,192	81,208	4,821	6,652	365,873
Consumer and other	320,003	50,788	5,435	15	376,241
Total loans held for investment	18,562,939	1,452,279	1,481,252	294,743	21,791,213
Total	$18,577,094	$1,452,279	$1,481,252	$294,743	$21,805,368

At June 30, 2026, total loans were $25.03 billion, an increase of $3.22 billion or 14.8% compared with $21.81 billion at December 31, 2025. Loans at June 30, 2026, included $18.7 million of loans held for sale and $1.29 billion of Warehouse Purchase Program loans compared with $14.2 million of loans held for sale and $1.30 billion of Warehouse Purchase Program loans at December 31, 2025. At June 30, 2026, loans represented 57.0% of total assets compared with 56.7% of total assets at December 31, 2025.

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

Nonperforming assets decreased $20.3 million to $130.6 million at June 30, 2026, compared with $150.8 million at December 31, 2025.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, PSLs and PCD loans, as of the dates indicated:

	June 30, 2026
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	PSLs	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$80,728	$2,140	$7,210	$26,833	$116,911
Accruing loans 90 or more days past due	1,729	494	137	—	2,360
Total nonperforming loans	82,457	2,634	7,347	26,833	119,271
Repossessed assets	9	—	—	—	9
Other real estate	6,344	—	936	4,016	11,296
Total nonperforming assets	$88,810	$2,634	$8,283	$30,849	$130,576

Nonperforming assets to total loans and other real estate	0.47%	0.17%	0.19%	8.13%	0.52%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.51%	0.17%	0.19%	8.13%	0.55%
Nonaccrual loans to total loans	0.43%	0.14%	0.17%	7.15%	0.47%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.46%	0.14%	0.17%	7.15%	0.49%

	December 31, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	PSLs	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$95,816	$19,208	$6,016	$16,177	$137,217
Accruing loans 90 or more days past due	317	—	—	—	317
Total nonperforming loans	96,133	19,208	6,016	16,177	137,534
Repossessed assets	—	—	12	—	12
Other real estate	8,845	—	395	4,056	13,296
Total nonperforming assets	$104,978	$19,208	$6,423	$20,233	$150,842

Nonperforming assets to total loans and other real estate	0.56%	1.32%	0.43%	6.77%	0.69%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.61%	1.32%	0.43%	6.77%	0.74%
Nonaccrual loans to total loans	0.52%	1.32%	0.41%	5.49%	0.63%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.55%	1.32%	0.41%	5.49%	0.67%

(1)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

Nonperforming assets were 0.52% of total loans and other real estate at June 30, 2026, and 0.69% of total loans and other real estate at December 31, 2025. The allowance for credit losses on loans as a percentage of total nonperforming loans was 321.0% at June 30, 2026, and 242.7% at December 31, 2025.

Allowance for Credit Losses on Loans

Management has established an allowance for credit losses on loans that it believes is management’s best estimate of current expected losses on the Company’s loan portfolio as of June 30, 2026. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses.

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

The Company’s allowance for credit losses on loans consists of two components: (1) a specific valuation allowance based on expected lifetime losses on specifically identified loans and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, two-year reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company.

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

The allowance for credit losses is further determined by the size of the loan portfolio subject to the allowance methodology and environmental factors that include Company-specific risk indicators and general economic conditions, both of which are constantly changing. The Company evaluates the economic and portfolio-specific factors on a quarterly basis to determine a qualitative component of the general valuation allowance. The factors include current economic metrics, two-year reasonable and supportable forecasted economic metrics, business conditions, delinquency trends, credit concentrations, nature and volume of the portfolio and other adjustments for items not covered by specific reserves and historical lifetime loss experience. Management’s assessment of qualitative factors is a statistically based approach to determine the loss rate adjustment associated with such factors. Based on the Company’s actual historical lifetime loan loss experience relative to economic and loan portfolio-specific factors at the time the losses occurred, management is able to identify the expected level of lifetime losses as of the date of measurement. The correlation of historical loss experience with current and forecasted economic conditions provides an estimate of lifetime losses that has not been previously factored into the general valuation allowance by the determination of specific reserves and lifetime historical losses. Additionally, the Company considers qualitative factors not easily quantified and the possibility of model imprecision.

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

On January 1, 2026, the Company adopted ASU 2025-08 that updates the accounting for purchased loans under ASC 326. Under ASU 2025-08, Non-PCD loans deemed “seasoned” will now be considered PSLs and accounted for using the gross-up approach at acquisition, which was formerly applicable only to PCD loans. PSLs include all loans acquired in a business combination that do not have “more-than-insignificant” deterioration of credit quality since origination. Under ASU 2025-08, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized costs basis, thereby eliminating the immediate recognition of day-one credit loss expense previously required for Non-PCD loans. Accordingly, the initial estimate of expected credit losses recognized in the allowance for credit losses on loans on the American Merger and the Southwest Merger included both PCD loans and PSLs. For the American Merger, the Company recorded an allowance for credit losses on loans of $47.5 million, which included a $27.5 million allowance on PCD loans and a $20.0 million allowance on PSLs. For the Southwest Merger, the Company recorded an allowance for credit losses on loans of $45.1 million, which included a $25.8 million allowance on PCD loans and a $19.3 million allowance on PSLs.

The following tables present, as of and for the periods indicated, information regarding the allowance for credit losses on loans differentiated between originated loans and acquired loans. Reported net charge-offs may include those from PSLs and PCD loans, but only if the total charge-off required is greater than the remaining discount.

	As of and for the Six Months Ended June 30, 2026
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$19,484,380	$5,405,932	$24,890,312
Gross loans outstanding at end of period	$18,753,613	$6,274,385	$25,027,998
Allowance for credit losses on loans at beginning of period	$231,282	$102,460	$333,742
Initial allowance on loans purchased with credit deterioration	—	53,330	53,330
Initial allowance on loans purchased seasoned loans(1)	—	39,261	39,261
Provision for credit losses	16,440	(16,440)	—
Charge-offs:
Commercial and industrial	(31,297)	(11,160)	(42,457)
Real estate and agriculture	(1,351)	(341)	(1,692)
Consumer and other	(3,480)	(167)	(3,647)
Recoveries:
Commercial and industrial	1,202	644	1,846
Real estate and agriculture	102	1,469	1,571
Consumer and other	754	133	887
Net charge-offs (2)	(34,070)	(9,422)	(43,492)
Allowance for credit losses on loans at end of period	$213,652	$169,189	$382,841
Ratio of allowance to end of period loans	1.14%	2.70%	1.53%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.22%	2.70%	1.61%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.35%	0.35%	0.35%
Ratio of allowance to end of period nonperforming loans	259.1%	459.6%	321.0%
Ratio of allowance to end of period nonaccrual loans	264.7%	467.6%	327.5%

	As of and for the Six Months Ended June 30, 2025
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$18,064,360	$3,906,042	$21,970,402
Gross loans outstanding at end of period	$18,628,762	$3,568,626	$22,197,388
Allowance for credit losses on loans at beginning of period	$227,238	$124,567	$351,805
Provision for credit losses	13,748	(13,748)	—
Charge-offs:
Commercial and industrial	(2,411)	(166)	(2,577)
Real estate and agriculture	(1,673)	(413)	(2,086)
Consumer and other	(3,286)	(216)	(3,502)
Recoveries:
Commercial and industrial	515	688	1,203
Real estate and agriculture	267	366	633
Consumer and other	551	57	608
Net charge-offs (2)	(6,037)	316	(5,721)
Allowance for credit losses on loans at end of period	$234,949	$111,135	$346,084
Ratio of allowance to end of period loans	1.26%	3.11%	1.56%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.35%	3.11%	1.66%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.07%	(0.02%)	0.05%
Ratio of allowance to end of period nonperforming loans	454.5%	218.3%	337.3%
Ratio of allowance to end of period nonaccrual loans	456.7%	219.7%	339.2%

(1)
The Company adopted ASU 2025-08 on January 1, 2026.
(2)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $36.1 million during the six months ended June 30, 2026. Partially offsetting these charge-offs were recoveries on originated loans of $2.1 million. Gross charge-offs on acquired loans were $11.7 million during the six months ended June 30, 2026. Offsetting these charge-offs were recoveries on acquired loans of $2.2 million. Total charge-offs for the six months ended June 30, 2026, were $47.8 million, partially offset by total recoveries of $4.3 million.

The following table shows the allocation of the net charge-offs and net recoveries among various categories of loans as of the dates indicated.

	Six Months Ended June 30,
	2026		2025
	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)
	(Dollars in thousands)
Balance of net (charge-offs) recoveries applicable to:
Commercial and industrial	$(40,611)	0.32%	$(1,374)	0.01%
Real estate:
Construction, land development and other land loans	(50)	0	159	0.00%
1-4 family residential (including home equity)	(1,176)	0.01%	(1,393)	0.01%
Commercial real estate (including multi-family residential)	1,185	(0.01%)	(233)	0.00%
Agriculture (includes farmland)	(80)	0.00%	14	0.00%
Consumer and other	(2,760)	0.02%	(2,894)	0.03%
Total net (charge-offs) recoveries	$(43,492)	0.35%	$(5,721)	0.05%

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

	June 30, 2026
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	PSLs	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$39,136	$16,903	$17,478	$30,672	$104,189	13.9%
Real estate	156,977	11,065	35,679	41,252	244,973	79.9%
Agriculture and agriculture real estate	9,964	1,895	597	11,291	23,747	4.5%
Consumer and other	7,575	361	1,115	881	9,932	1.7%
Total allowance for credit losses on loans	$213,652	$30,224	$54,869	$84,096	$382,841	100.0%

	December 31, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	PSLs	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$45,778	$24,461	$2,267	$5,433	$77,939	11.2%
Real estate	168,799	10,279	12,813	31,773	223,664	81.9%
Agriculture and agriculture real estate	9,724	2,005	543	11,166	23,438	5.0%
Consumer and other	6,981	1,636	81	3	8,701	1.9%
Total allowance for credit losses on loans	$231,282	$38,381	$15,704	$48,375	$333,742	100.0%

(1)
Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

The allowance for credit losses on loans totaled $382.8 million at June 30, 2026, compared with $333.7 million at December 31, 2025, an increase of $49.1 million or 14.7%. The allowance for credit losses on loans totaled 1.53% of total loans at both June 30, 2026 and December 31, 2025.

At June 30, 2026, $213.7 million of the allowance for credit losses on loans was attributable to originated loans, a decrease of $17.6 million or 7.6% compared with $231.3 million of the allowance at December 31, 2025. At June 30, 2026, $30.2 million of the allowance for credit losses on loans was attributable to re-underwritten acquired loans compared with $38.4 million of the allowance at December 31, 2025, a decrease of $8.2 million or 21.3%. At June 30, 2026, $54.9 million of the allowance for credit losses on loans was attributable to PSLs compared with $15.7 million of the allowance at December 31, 2025, an increase of $39.2 million or 249.4%. At June 30, 2026, $84.1 million of the allowance for credit losses on loans was attributable to PCD loans compared with $48.4 million of the allowance at December 31, 2025, an increase of $35.7 million or 73.8%.

At June 30, 2026, the Company had $73.2 million of total outstanding accretable discounts on PSLs and PCD loans. The Company believes that the allowance for credit losses on loans at June 30, 2026, is adequate to cover expected losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods, which losses could be substantial in relation to the size of the allowance at June 30, 2026.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancelable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of June 30, 2026, and December 31, 2025, the Company had $37.6 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

Securities

The carrying cost of securities totaled $12.34 billion at June 30, 2026, compared with $10.61 billion at December 31, 2025, an increase of $1.73 billion or 16.3%. At June 30, 2026, securities represented 28.1% of total assets compared with 27.6% of total assets at December 31, 2025.

The amortized cost and fair value of investment securities were as follows:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,935	$2,750	$—	$10,685
Collateralized mortgage obligations	204,881	62	(2,468)	202,475
Mortgage-backed securities	133,526	157	(820)	132,863
Total	$346,342	$2,969	$(3,288)	$346,023
Held to Maturity
U.S. Government agencies	$4,100	$—	$(8)	$4,092
States and political subdivisions	118,214	109	(1,842)	116,481
Corporate debt securities	12,000	—	(840)	11,160
Collateralized mortgage obligations	377,315	435	(15,981)	361,769
Mortgage-backed securities	11,481,428	3,705	(877,333)	10,607,800
Total	$11,993,057	$4,249	$(896,004)	$11,101,302

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,935	$2,518	$—	$10,453
Collateralized mortgage obligations	209,689	5	(2,250)	207,444
Mortgage-backed securities	120,948	85	(733)	120,300
Total	$338,572	$2,608	$(2,983)	$338,197
Held to Maturity
U.S. Government agencies	$6,032	$78	$(70)	$6,040
States and political subdivisions	69,221	249	(1,347)	68,123
Corporate debt securities	12,000	—	(1,020)	10,980
Collateralized mortgage obligations	223,675	1,010	(12,177)	212,508
Mortgage-backed securities	9,964,300	9,070	(837,656)	9,135,714
Total	$10,275,228	$10,407	$(852,270)	$9,433,365

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

As of June 30, 2026, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2026, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Fannie Mae or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae-issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae- and Freddie Mac-issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund, Assured Guaranty or Build America Mutual. As of June 30, 2026, the Company’s municipal securities represent 1.0% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of June 30, 2026, management believes that there is no potential for material credit losses on held to maturity securities.

Deposits

Total deposits were $32.60 billion at June 30, 2026, compared with $28.48 billion at December 31, 2025, an increase of $4.12 billion or 14.5%. Total noninterest-bearing deposits were $10.74 billion at June 30, 2026, compared with $9.47 billion at December 31, 2025, an increase of $1.27 billion or 13.4%. Interest-bearing deposits were $21.86 billion at June 30, 2026, compared with $19.01 billion at December 31, 2025, an increase of $2.85 billion or 15.0%.

Average deposits for the six months ended June 30, 2026, were $32.18 billion, an increase of $4.28 billion or 15.4% compared with $27.89 billion for the six months ended June 30, 2025. The ratio of average interest-bearing deposits to total average deposits was 67.6% and 65.9% during the first six months of 2026 and 2025, respectively.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Six Months Ended June 30,
	2026		2025
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$6,199,301	0.95%	$5,015,178	0.72%
Regular savings	2,701,022	0.51%	2,672,948	0.71%
Money market savings	8,056,501	2.44%	6,302,971	2.63%
Certificates, IRAs and other time deposits	4,808,748	3.26%	4,396,350	3.67%
Total interest-bearing deposits	21,765,572	1.96%	18,387,447	2.08%
Noninterest-bearing demand deposits	10,412,431		9,506,704
Total deposits	$32,178,003	1.32%	$27,894,151	1.37%

(1)
Annualized and based on average balances on an actual 365-day basis for the six months ended June 30, 2026, and 2025.

Borrowings and Subordinated Debt

The following table presents the Company’s borrowings as of the dates indicated:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
FHLB advances	$2,400,000	$1,950,000
Securities sold under repurchase agreements	199,576	201,216
Subordinated notes - Fixed to floating rate notes maturing on December 29, 2031	35,000	—
Subordinated notes - Fixed to floating rate notes maturing on June 15, 2032	35,000	—
Total	$2,669,576	$2,151,216

FHLB advances and long-term notes payable— The Company has an available line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2026, the Company had total borrowing capacity of $7.62 billion under this line. FHLB advances of $2.40 billion were outstanding at June 30, 2026, with a weighted average interest rate of 3.76%. At June 30, 2026, the Company had no FHLB long-term notes payable balance outstanding.

Securities sold under repurchase agreements— At June 30, 2026, the Company had $199.6 million in securities sold under repurchase agreements with banking customers compared with $201.2 million at December 31, 2025, a decrease of $1.6 million or 0.8%. Repurchase agreements are generally settled on the following business day. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Junior Subordinated Debentures—On January 1, 2026, in connection with the American Merger, the Company assumed the obligation related to $6.2 million in Floating Rate Junior Subordinated Debentures and trust preferred securities (the “Debentures”) that mature in April 7, 2034. The Debentures, which qualify as Tier 2 capital for regulatory purposes, have a floating rate based on the three-month Term Secured Overnight Financing Rate (“SOFR”) plus 2.85%. In March 2026, the Company gave irrevocable notice of its intent to redeem the Debentures and they were redeemed on April 7, 2026.

Subordinated notes—On January 1, 2026, in connection with the American Merger, the Company assumed the obligations related to $35.0 million of Fixed-to-Floating Rate Subordinated Notes that mature on December 29, 2031. The subordinated notes, which qualify as Tier 2 capital for regulatory purposes, are payable quarterly in arrears at an annual floating rate equal to three-month term SOFR as determined for the applicable period, plus 2.50%. The Company may, at its option, beginning on the first repricing date and on any scheduled interest payment date thereafter, redeem the subordinated notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount being redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Any partial redemption will be made pro rata among all of the holders. The subordinated notes are subordinated in right of payment to all of the Company’s existing and future senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company’s subsidiaries.

On February 1, 2026, in connection with the Southwest Merger, the Company assumed the obligations related to $35.0 million of Fixed-to-Floating Rate Subordinated Notes that mature on June 15, 2032. The subordinated notes, which qualify as Tier 2 capital for regulatory purposes, have a fixed rate of interest of 5.00% until 2027 followed by a floating rate interest based on three-month term SOFR plus 255 basis points. The Company may, at its option, beginning on June 15, 2027, and on any scheduled interest payment date thereafter, redeem the subordinated notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount being redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Any partial redemption will be made pro rata among all of the holders. In addition, the Company may redeem all or portion of the subordinated notes at any time upon occurrence of a Tier 2 capital event, tax event or investment company event as defined in the agreement. The subordinated notes are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company’s subsidiaries.

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

The Company has an available line of credit with the FHLB, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2026, the Company had total borrowing capacity of $7.62 billion under this line. FHLB advances of $2.40 billion were outstanding at June 30, 2026, with a weighted average interest rate of 3.76%. At June 30, 2026, the Company had no FHLB long-term notes payable balance outstanding.

The Company has the ability to borrow on a collateralized basis from the Federal Reserve Discount Window. The discount window allows depository institutions to manage liquidity on a short-term basis and borrowings are usually no longer than 90 days. As of June 30, 2026, the Company had $8.45 billion available in borrowings with no borrowings outstanding.

The Company has available access to purchase funds from correspondent banks, which has been utilized on occasion to take advantage of investment opportunities, however, the Company does not generally rely on this external funding source.

As of June 30, 2026, the Company had outstanding $5.03 billion in commitments to extend credit, $119.7 million in commitments associated with outstanding standby letters of credit and $879.8 million in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2026, the Company had cash and cash equivalents of $1.68 billion compared with $1.75 billion at December 31, 2025, a decrease of $64.5 million or 3.7%. The change was primarily due to an increase in net purchases of investment securities of $1.41 billion, a decrease in deposits of $255.1 million, payment of cash dividends of $121.0 million and repurchase of common stock of $70.8 million, partially offset by an increase in cash provided related to loans of $525.6 million, net cash provided by the American Merger and the Southwest Merger of $478.1 million, net proceeds from other short-term borrowings of $450.0 million, and net cash provided by operating activities of $347.5 million.

Share Repurchases

On January 26, 2026, Bancshares announced a stock repurchase program under which it could repurchase up to 5%, or approximately 4.9 million shares, of its outstanding common stock over a one-year period expiring on January 26, 2027, at the discretion of management. Under the stock repurchase program, Bancshares may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. Bancshares repurchased approximately 200 thousand shares of its common stock at an average weighted price of $68.34 per share during the three months ended June 30, 2026, and approximately 1.04 million shares of its common stock at an average weighted price of $68.19 per share for a total of $70.8 million during the six months ended June 30, 2026.

Contractual Obligations and Off-Balance Sheet Arrangements

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company has one sublease arrangement. Sublease income was $840 thousand and $750 thousand for the three months ended June 30, 2026, and 2025 and $1.7 million and $1.6 million for the six months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, operating lease ROU assets and lease liabilities were approximately $31.4 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of June 30, 2026, the weighted average of remaining lease terms of the Company’s operating leases was 4.8 years. The weighted average discount rate used to determine the lease liabilities as of June 30, 2026, for the Company’s operating leases was 2.7%. Cash paid for the Company’s operating leases was $3.8 million and $2.9 million for the three months ended June 30, 2026, and 2025, respectively, and $7.4 million and $5.9 million for each of the six months ended June 30, 2026, and 2025, respectively. During the six months ended June 30, 2026, the Company obtained $8.1 million in ROU assets in exchange for lease liabilities for ten operating leases, of which five were related to the American Merger and the Southwest Merger.

The Company’s future undiscounted cash payments associated with its operating leases as of June 30, 2026, are summarized below (dollars in thousands).

Remaining 2026	$5,941
2027	9,094
2028	6,164
2029	4,750
2030	3,502
2031	2,498
Thereafter	8,103
Total undiscounted lease payments	$40,052

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of June 30, 2026, are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$103,776	$13,562	$2,291	$26	$119,655
Unused capacity on Warehouse Purchase Program loans	879,845	—	—	—	879,845
Commitments to extend credit	2,143,353	1,467,333	277,750	1,140,844	5,029,280
Total	$3,126,974	$1,480,895	$280,041	$1,140,870	$6,028,780

Allowance for Credit Losses on Off-balance Sheet Credit Exposures.

The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through an entry to provision for credit losses on the Company’s consolidated statement of income. At June 30, 2026, and December 31, 2025, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million.

Capital Resources

Total shareholders’ equity was $8.31 billion at June 30, 2026, compared with $7.62 billion at December 31, 2025, an increase of $689.1 million or 9.0%. The increase was primarily the result of the common stock issuance in connection with the American Merger of $306.8 million, common stock issuance in connection with the Southwest Merger of $282.6 million, net income of $284.9 million and stock based compensation expense of $6.6 million, partially offset by dividend payments of $121.0 million and stock repurchase of $70.8 million.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of June 30, 2026, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of June 30, 2026:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of June 30, 2026
The Company
CET1 capital (to risk-weighted assets)	4.50%		7.00%	N/A	15.94%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	N/A	15.94%
Total capital (to risk-weighted assets)	8.00%		10.50%	N/A	17.38%
Tier 1 capital (to average assets) (leverage)	4.00%	(1)	4.00%	N/A	11.12%

The Bank
CET1 capital (to risk-weighted assets)	4.50%		7.00%	6.50%	15.24%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	8.00%	15.24%
Total capital (to risk-weighted assets)	8.00%		10.50%	10.00%	16.46%
Tier 1 capital (to average assets) (leverage)	4.00%	(2)	4.00%	5.00%	10.64%

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

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 26, 2026, (the “2025 Form 10-K”), for further discussion. There have been no material changes in the Company’s market risk exposures that would affect the quantitative and qualitative disclosures from those disclosed in the 2025 Form 10-K and presented as of December 31, 2025.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None.

b. None.

c. The following table details the Company’s repurchases of shares of its common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)
April 1 - April 30, 2026	—	$—	—	4,039,951
May 1 - May 31, 2026	50,000	69.04	50,000	3,989,951
June 1 - June 30, 2026	150,000	68.11	150,000	3,839,951
Total	200,000	$68.34	200,000

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

ITEM 5. OTHER INFORMATION

c. Insider Trading Arrangements and Policies.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) with respect to Bancshares common stock.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019 (File No. 001-35388))

4.1	Form of certificate representing shares of Bancshares common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (formatted as Inline XBRL and contained in Exhibits 101)

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

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 8/6/2026	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 8/6/2026	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer