Form 10-Q
period 2026-09-30
PROSPERITY BANCSHARES INC
filed 2026-11-09
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

As of November 2, 2026, there were 119,709,312 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(unaudited)
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$2,362,504	$1,747,511
Federal funds sold	265	217
Total cash and cash equivalents	2,362,769	1,747,728
Available for sale securities, at fair value	491,165	338,197
Held to maturity securities, at cost (fair value of $11,856,355 and $9,433,365, respectively)	13,142,360	10,275,228
Total securities	13,633,525	10,613,425
Loans held for sale	8,402	14,155
Loans held for investment	30,920,119	20,486,415
Loans held for investment - Warehouse Purchase Program	1,131,888	1,304,798
Total loans	32,060,409	21,805,368
Less: allowance for credit losses on loans	(591,951)	(333,742)
Loans, net	31,468,458	21,471,626
Accrued interest receivable	157,514	99,297
Goodwill	4,728,597	3,503,127
Core deposit intangibles, net	276,974	51,605
Bank premises and equipment, net	516,175	383,449
Other real estate owned	22,784	13,296
Bank owned life insurance (BOLI)	559,873	392,756
Federal Home Loan Bank of Dallas stock	109,738	86,950
Other assets	264,668	100,166
TOTAL ASSETS	$54,101,075	$38,463,425
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$13,840,814	$9,467,911
Interest-bearing	27,389,839	19,014,573
Total deposits	41,230,653	28,482,484
Other borrowings	2,400,000	1,950,000
Securities sold under repurchase agreements	204,761	201,216
Subordinated notes and junior subordinated debentures	72,341	—
Accrued interest payable	33,991	30,913
Allowance for credit losses on off-balance sheet credit exposures	37,646	37,646
Other liabilities	362,148	145,026
Total liabilities	44,341,540	30,847,285
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 119,713,312 issued and outstanding at September 30, 2026; 93,058,171 shares issued and outstanding at December 31, 2025	119,713	93,058
Capital surplus	5,539,489	3,653,751
Retained earnings	4,102,824	3,869,627
Accumulated other comprehensive loss —net unrealized loss on available for sale securities, net of tax benefit of $(682) and $(79), respectively	(2,491)	(296)
Total shareholders’ equity	9,759,535	7,616,140
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,101,075	$38,463,425

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$495,564	$329,445	$1,226,894	$973,958
Securities	98,374	58,207	250,105	173,929
Federal funds sold and other earning assets	13,389	10,455	31,596	35,789
Total interest income	607,327	398,107	1,508,595	1,183,676
INTEREST EXPENSE:
Deposits	144,414	95,965	355,735	285,352
Other borrowings	17,914	27,613	52,791	88,206
Securities sold under repurchase agreements	1,080	1,094	3,001	3,579
Subordinated notes and junior subordinated debentures	939	—	2,388	—
Total interest expense	164,347	124,672	413,915	377,137
NET INTEREST INCOME	442,980	273,435	1,094,680	806,539
PROVISION FOR CREDIT LOSSES	—	—	—	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	442,980	273,435	1,094,680	806,539
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	11,839	9,805	34,055	27,837
Credit card, debit card and ATM card income	11,173	9,446	30,959	27,946
Service charges on deposit accounts	10,728	7,317	28,643	22,370
Trust income	5,274	3,526	15,139	10,986
Mortgage income	989	931	3,632	2,905
Brokerage income	1,673	1,328	4,719	3,815
Net (loss) gain on sale or write-down of assets	(2,578)	3	(2,302)	1,182
Net gain on sale or write-up of securities	927	—	9,162	—
Other	12,695	8,882	35,892	28,480
Total noninterest income	52,720	41,238	159,899	125,521
NONINTEREST EXPENSE:
Salaries and employee benefits	145,599	87,949	365,775	264,721
Net occupancy and equipment	14,577	9,395	35,916	27,709
Credit and debit card, data processing and software amortization	23,992	12,515	58,227	35,993
Regulatory assessments and FDIC insurance	7,456	5,198	18,784	16,495
Core deposit intangibles amortization	12,600	3,602	23,520	10,853
Depreciation	6,992	4,966	18,335	14,519
Communications	4,835	3,480	12,940	10,460
Net other real estate expense	730	233	1,339	325
Merger related expenses	69,744	62	113,015	62
Other	22,088	11,235	54,225	36,364
Total noninterest expense	308,613	138,635	702,076	417,501
INCOME BEFORE INCOME TAXES	187,087	176,038	552,503	514,559
PROVISION FOR INCOME TAXES	45,625	38,482	126,191	111,623
NET INCOME	$141,462	$137,556	$426,312	$402,936
EARNINGS PER SHARE:
Basic	$1.18	$1.45	$3.99	$4.23
Diluted	$1.18	$1.45	$3.99	$4.23

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net income	$141,462	$137,556	$426,312	$402,936
Other comprehensive (loss) income, before tax:
Securities available for sale:
Change in unrealized (loss) gain during the period	(2,854)	(330)	(2,799)	69
Total other comprehensive (loss) income	(2,854)	(330)	(2,799)	69
Deferred tax benefit (expense) related to other comprehensive (loss) income	614	69	604	(15)
Other comprehensive (loss) income, net of tax	(2,240)	(261)	(2,195)	54
Comprehensive income	$139,222	$137,295	$424,117	$402,990

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT JUNE 30, 2026	100,645,772	$100,646	$4,171,398	$4,033,466	$(251)	$8,305,259
Net income				141,462		141,462
Other comprehensive loss					(2,240)	(2,240)
Common stock issued in connection with the granting of restricted stock awards, net	153,275	153	(153)			—
Common stock issued in connection with the acquisition of Stellar Bancorp, Inc.	19,371,499	19,371	1,395,329			1,414,700
Common stock repurchase	(457,234)	(457)	(31,387)			(31,844)
Stock based compensation expense			4,302			4,302
Cash dividends declared, $0.60 per share				(72,104)		(72,104)
BALANCE AT SEPTEMBER 30, 2026	119,713,312	$119,713	$5,539,489	$4,102,824	$(2,491)	$9,759,535

Nine Months Ended
BALANCE AT DECEMBER 31, 2025	93,058,171	$93,058	$3,653,751	$3,869,627	$(296)	$7,616,140
Net income				426,312		426,312
Other comprehensive income					(2,195)	(2,195)
Common stock issued in connection with the granting of restricted stock awards, net	243,158	243	(243)			—
Common stock issued in connection with the acquisition of American Bank Holding Corporation	4,439,938	4,440	302,404			306,844
Common stock issued in connection with the acquisition of Southwest Bancshares, Inc.	4,094,974	4,095	278,499			282,594
Common stock issued in connection with the acquisition of Stellar Bancorp, Inc.	19,371,499	19,371	1,395,329			1,414,700
Common stock repurchase	(1,494,428)	(1,494)	(101,108)			(102,602)
Stock based compensation expense			10,857			10,857
Cash dividends declared, $1.80 per share				(193,115)		(193,115)
BALANCE AT SEPTEMBER 30, 2026	119,713,312	$119,713	$5,539,489	$4,102,824	$(2,491)	$9,759,535

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)
Three Months Ended
BALANCE AT JUNE 30, 2025	95,276,800	$95,277	$3,802,680	$3,703,088	$(1,309)	$7,599,736
Net income				137,556		137,556
Other comprehensive loss					(261)	(261)
Common stock issued in connection with the granting of restricted stock awards, net	15,600	16	(16)			—
Common stock repurchase	(299,318)	(300)	(19,650)			(19,950)
Stock based compensation expense			2,953			2,953
Cash dividends declared, $0.58 per share				(55,096)		(55,096)
BALANCE AT SEPTEMBER 30, 2025	94,993,082	$94,993	$3,785,967	$3,785,548	$(1,570)	$7,664,938

Nine Months Ended
BALANCE AT DECEMBER 31, 2024	95,275,279	$95,276	$3,796,622	$3,548,221	$(1,624)	$7,438,495
Net income				402,936		402,936
Other comprehensive income					54	54
Common stock issued in connection with the granting of restricted stock awards, net	17,121	17	(17)			—
Common stock repurchase	(299,318)	(300)	(19,650)			(19,950)
Stock based compensation expense			9,012			9,012
Cash dividends declared, $1.74 per share				(165,609)		(165,609)
BALANCE AT SEPTEMBER 30, 2025	94,993,082	$94,993	$3,785,967	$3,785,548	$(1,570)	$7,664,938

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2026	2025
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$426,312	$402,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	41,855	25,372
Net amortization of premium on investments	8,552	12,830
Net gain on sale of securities	(9,162)	—
Net loss (gain) on sale of other real estate and repossessed assets	65	(333)
Net loss (gain) on sale or write down of premises and equipment	2,302	(1,182)
Net accretion of discount on loans	(19,386)	(9,271)
Net amortization of premium on deposits	(3,655)	(12)
Net gain on sale of loans	(3,632)	(2,905)
Proceeds from sale of loans held for sale	179,116	115,027
Originations of loans held for sale	(169,731)	(114,366)
Stock based compensation expense	10,857	9,012
Decrease in accrued interest receivable and other assets	54,562	67,405
Increase (decrease) in accrued interest payable and other liabilities	144,764	(33,342)
Net cash provided by operating activities	662,819	471,171

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, sales and principal paydowns of held to maturity securities	1,505,636	1,146,197
Purchase of held to maturity securities	(3,584,683)	(305,754)
Proceeds from maturities, sales and principal paydowns of available for sale securities	22,677,893	18,030,623
Purchase of available for sale securities	(21,997,829)	(18,021,868)
Originations of Warehouse Purchase Program loans	(11,719,502)	(11,905,149)
Proceeds from pay-offs of Warehouse Purchase Program loans	11,892,412	11,707,874
Net decrease in loans held for investment	788,108	302,677
Purchase of bank premises and equipment	(25,353)	(22,640)
Proceeds from sale of bank premises, equipment and other real estate	19,433	9,315
Proceeds from insurance claims	6,450	2,319
Net cash provided by the acquisition of American Bank Holding Corporation	233,906	—
Net cash provided by the acquisition of Southwest Bancshares, Inc.	244,182	—
Net cash provided by the acquisition of Stellar Bancorp, Inc.	102,955	—
Net cash provided by investing activities	143,608	943,594

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	343,288	(276,410)
Net decrease in interest-bearing deposits	(686,316)	(322,822)
Net proceeds (repayments) from other short-term borrowings	450,000	(800,000)
Net increase (decrease) in securities sold under repurchase agreements	3,545	(36,116)
Redemption of junior subordinated debentures	(6,186)	—
Repurchase of common stock	(102,602)	(19,950)
Payments of cash dividends	(193,115)	(165,609)
Net cash used in financing activities	(191,386)	(1,620,907)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	615,041	(206,142)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,747,728	1,972,467
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,362,769	$1,766,325

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$12,564	$14,858
SUPPLEMENTAL INFORMATION:
Cash paid for:
U.S. federal income taxes, net of refunds received	$106,000	$191,000
State income taxes, net of refunds received	5,627	3,904
Interest paid	417,897	386,408

See notes to consolidated financial statements

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the nine-month period ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other period.

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

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$141,462		$137,556		$426,312		$402,936
Basic:
Weighted average shares outstanding	119,899	$1.18	95,093	$1.45	106,909	$3.99	95,211	$4.23
Diluted:
Weighted average shares outstanding	119,899	$1.18	95,093	$1.45	106,909	$3.99	95,211	$4.23

There were no stock options outstanding at September 30, 2026 or 2025, or exercisable during the three and nine months ended September 30, 2026 or 2025 that would have had an anti-dilutive effect on the above computation.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$55,279	$2,984	$—	$58,263
Collateralized mortgage obligations	261,307	70	(4,360)	257,017
Mortgage-backed securities	177,753	153	(2,021)	175,885
Total	$494,339	$3,207	$(6,381)	$491,165
Held to Maturity
U.S. Government agencies	$2,470	$—	$(9)	$2,461
States and political subdivisions	179,147	139	(9,806)	169,480
Corporate debt securities	12,000	—	(660)	11,340
Collateralized mortgage obligations	575,622	1	(33,692)	541,931
Mortgage-backed securities	12,373,121	74	(1,242,052)	11,131,143
Total	$13,142,360	$214	$(1,286,219)	$11,856,355

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,935	$2,518	$—	$10,453
Collateralized mortgage obligations	209,689	5	(2,250)	207,444
Mortgage-backed securities	120,948	85	(733)	120,300
Total	$338,572	$2,608	$(2,983)	$338,197
Held to Maturity
U.S. Government agencies	$6,032	$78	$(70)	$6,040
States and political subdivisions	69,221	249	(1,347)	68,123
Corporate debt securities	12,000	—	(1,020)	10,980
Collateralized mortgage obligations	223,675	1,010	(12,177)	212,508
Mortgage-backed securities	9,964,300	9,070	(837,656)	9,135,714
Total	$10,275,228	$10,407	$(852,270)	$9,433,365

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

As of September 30, 2026, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2026, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae-issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae- and Freddie Mac-issued securities are fully guaranteed by those respective United States government-sponsored agencies and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund or Build America Mutual. As of September 30, 2026, the Company’s municipal securities represent 1.3% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of September 30, 2026, management believes that there is no potential for material credit losses on held to maturity securities.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	September 30, 2026
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$44,643	$(255)	$149,962	$(4,105)	$194,605	$(4,360)
Mortgage-backed securities	113,367	(1,790)	43,275	(231)	156,642	(2,021)
Total	$158,010	$(2,045)	$193,237	$(4,336)	$351,247	$(6,381)
Held to Maturity
U.S. Government agencies	$2,461	$(9)	$—	$—	$2,461	$(9)
States and political subdivisions	130,872	(7,557)	21,490	(2,249)	152,362	(9,806)
Corporate debt securities	—	—	11,340	(660)	11,340	(660)
Collateralized mortgage obligations	401,163	(15,189)	138,338	(18,503)	539,501	(33,692)
Mortgage-backed securities	4,651,773	(172,994)	6,473,953	(1,069,058)	11,125,726	(1,242,052)
Total	$5,186,269	$(195,749)	$6,645,121	$(1,090,470)	$11,831,390	$(1,286,219)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

At September 30, 2026 and December 31, 2025, there were 677 securities and 712 securities, respectively, in an unrealized loss position for 12 months or more.

The table below summarizes the amortized cost and fair value of investment securities at September 30, 2026 by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$18,788	$18,791	$—	$—
Due after one year through five years	49,531	48,187	3,274	3,280
Due after five years through ten years	104,947	97,404	52,005	54,983
Due after ten years	20,351	18,899	—	—
Subtotal	193,617	183,281	55,279	58,263
Mortgage-backed securities and collateralized mortgage obligations	12,948,743	11,673,074	439,060	432,902
Total	$13,142,360	$11,856,355	$494,339	$491,165

The Company recorded no gain or loss on the sale of investment securities for the three months ended September 30, 2026 and a $4.0 million net loss on the sale of investment securities for the nine months ended September 30, 2026 and no gain or loss on the sale of investment securities for the three and nine months ended September 30, 2025. As of September 30, 2026, the Company did not own any non-agency collateralized mortgage obligations.

At September 30, 2026 and December 31, 2025, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $10.57 billion and $9.24 billion and a fair value of $9.45 billion and $8.43 billion at September 30, 2026 and December 31, 2025, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

Visa Class B-2 Stock Exchange. During 2026, the Company tendered all of its shares of Visa, Inc. (“Visa”) Class B-2 common stock in exchange for a combination of Visa Class B-3 common stock and Visa Class C common stock, pursuant to the terms and subject to the conditions of Visa’s public exchange offer, which expired on May 8, 2026. During the nine months ended September 30, 2026, the Company recorded a gain of $13.2 million based on the conversion privilege of the Class C common stock and the closing price of Visa Class A common stock. In the exchange, the Company received 24,246 shares of Class B-3 stock, recorded at zero cost basis, and 9,137 shares of Class C common stock and has subsequently sold all shares of Class C stock.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Residential mortgage loans held for sale	$8,402	$14,155

Commercial and industrial	4,766,200	2,303,936
Real estate:
Construction, land development and other land loans	4,251,633	2,741,455
1-4 family residential (includes home equity)	9,613,548	8,260,482
Commercial real estate (includes multi-family residential)	10,700,208	5,776,397
Farmland	742,867	662,031
Agriculture	390,576	365,873
Consumer and other	455,087	376,241
Total loans held for investment, excluding Warehouse Purchase Program	30,920,119	20,486,415
Warehouse Purchase Program	1,131,888	1,304,798
Total loans, including Warehouse Purchase Program	$32,060,409	$21,805,368

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans made up 79.4% and 81.8% of the Company’s total loan portfolio, excluding Warehouse Purchase Program loans, at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, excluding Warehouse Purchase Program loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. As of September 30, 2026 and December 31, 2025, loans outstanding to directors, officers and their affiliates totaled $31.2 million and $272 thousand, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the nine months ended September 30, 2026	As of and for the year ended December 31, 2025
	(Dollars in thousands)
Beginning balance on January 1	$272	$266
New loans	832	182
Transfers	30,925	—
Repayments	(781)	(176)
Ending balance	$31,248	$272

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

SEPTEMBER 30, 2026

(UNAUDITED)

With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made, together with an appraisal for loans collateralized by real estate, to determine the need, if any, for possible write-downs or appropriate additions to the allowance for credit losses.

An aging analysis of past due loans, segregated by category of loan, is presented below:

	September 30, 2026
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$14,656	$593	$15,249	$4,535	$4,231,849	$4,251,633
Warehouse Purchase Program loans	—	—	—	—	1,131,888	1,131,888
Agriculture and agriculture real estate (includes farmland)	6,984	—	6,984	12,729	1,113,730	1,133,443
1-4 family (includes home equity) (1)	52,693	—	52,693	78,796	9,490,461	9,621,950
Commercial real estate (includes multi-family residential)	41,682	—	41,682	35,960	10,622,566	10,700,208
Commercial and industrial	23,113	187	23,300	37,133	4,705,767	4,766,200
Consumer and other	6,535	—	6,535	1,098	447,454	455,087
Total	$145,663	$780	$146,443	$170,251	$31,743,715	$32,060,409

	December 31, 2025
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$5,233	$297	$5,530	$177	$2,735,748	$2,741,455
Warehouse Purchase Program loans	—	—	—	—	1,304,798	1,304,798
Agriculture and agriculture real estate (includes farmland)	4,834	—	4,834	15,378	1,007,692	1,027,904
1-4 family (includes home equity) (1)	47,057	—	47,057	53,932	8,173,648	8,274,637
Commercial real estate (includes multi-family residential)	13,386	—	13,386	5,326	5,757,685	5,776,397
Commercial and industrial	9,436	—	9,436	61,387	2,233,113	2,303,936
Consumer and other	1,159	20	1,179	1,017	374,045	376,241
Total	$81,105	$317	$81,422	$137,217	$21,586,729	$21,805,368

(1)
Includes $8.4 million and $14.2 million of residential mortgage loans held for sale at September 30, 2026 and December 31, 2025, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Nonaccrual loans (1)	$170,251	$137,217
Accruing loans 90 or more days past due	780	317
Total nonperforming loans	171,031	137,534
Repossessed assets	57	12
Other real estate	22,784	13,296
Total nonperforming assets	$193,872	$150,842

Nonperforming assets to total loans and other real estate	0.60%	0.69%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.63%	0.74%
Nonaccrual loans to total loans	0.53%	0.63%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.55%	0.67%

(1)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

The Company had $193.9 million in nonperforming assets at September 30, 2026 compared with $150.8 million at December 31, 2025. Nonperforming assets were 0.60% of total loans and other real estate at September 30, 2026 and 0.69% of total loans and other real estate at December 31, 2025. The Company had $170.3 million in nonaccrual loans at September 30, 2026 compared with $137.2 million at December 31, 2025. The amounts at September 30, 2026 were impacted by nonperforming assets acquired in the merger of American Bank Holding Corporation (“American”) into Bancshares and the subsequent merger of American’s wholly owned subsidiary American Bank, N.A. (“American Bank”) into the Bank (collectively, the “American Merger”), nonperforming assets acquired in the merger of Southwest Bancshares, Inc. (“Southwest”) into Bancshares and the subsequent merger of Southwest’s wholly owned subsidiary Texas Partners Bank (“Texas Partners”) into the Bank (collectively, the “Southwest Merger”), and nonperforming assets acquired in the merger of Stellar Bancorp, Inc. (“Stellar”) into Bancshares and the subsequent merger of Stellar’s wholly owned subsidiary Stellar Bank (“Stellar Bank”) into the Bank (collectively, the “Stellar Merger”, and together with the American Merger and the Southwest Merger, the “Mergers”).

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

PCD Loans. The recorded investment in PCD loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
PCD loans:
Outstanding balance	$884,967	$300,010
Discount, net	(28,232)	(5,267)
Recorded investment	$856,735	$294,743

Changes in the accretable yield for acquired PCD loans for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$7,444	$6,075	$5,267	$7,390
Additions	27,424	—	31,674	—
Accretion recoveries	—	10	14	10
Accretion	(6,636)	(613)	(8,723)	(1,928)
Balance at September 30,	$28,232	$5,472	$28,232	$5,472

Income recognition on PCD loans is subject to the timing and amount of future cash flows. PCD loans for which the Company is accruing interest income are not considered nonperforming or impaired. The PCD discount reflected above as of September 30, 2026 represents the amount of discount available to be recognized as income.

PSLs. The recorded investment in PSLs included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
PSLs:
Outstanding balance	$10,248,706	$1,498,731
Discount, net	(118,087)	(17,479)
Recorded investment	$10,130,619	$1,481,252

Changes in the discount accretion for PSLs for the three and nine months ended September 30, 2026, and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$65,782	$22,766	$17,479	$27,845
Additions	57,318	—	111,289	—
Accretion charge offs	(16)	(118)	(18)	(96)
Accretion	(4,997)	(2,242)	(10,663)	(7,343)
Balance at September 30,	$118,087	$20,406	$118,087	$20,406

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following tables present loans by risk grade, by category of loan and by year of origination/renewal at September 30, 2026.

	Term Loans
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Construction, Land Development and Other Land Loans
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	439	323	445	—	250	2,501	—	3,958
Grade 3	741,516	1,179,604	340,029	214,854	182,395	144,121	458,657	56	3,261,232
Grade 4	42,534	120,983	116,806	195,186	225,320	29,060	43,464	2,691	776,044
Grade 5	2,523	5,435	—	24,068	74,217	1,266	3,080	—	110,589
Grade 6	72	755	—	581	2	1,440	—	—	2,850
Grade 7	—	1,753	49	58	40	877	—	—	2,777
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	14,352	49,646	6,560	3,913	12,177	3,648	3,887	—	94,183
Total	$800,997	$1,358,615	$463,767	$439,105	$494,151	$180,662	$511,589	$2,747	$4,251,633

Current-period gross write-offs	$—	$—	$49	$—	$—	$—	$—	$—	$49

Agriculture and Agriculture Real Estate (includes Farmland)
Grade 1	$1,784	$2,331	$273	$148	$2	$32	$10,566	$—	$15,136
Grade 2	—	60	—	1	15	954	2,226	—	3,256
Grade 3	146,878	104,995	66,239	53,268	158,024	162,093	165,669	20	857,186
Grade 4	21,819	29,699	14,351	13,267	27,484	35,805	74,977	7	217,409
Grade 5	3,465	5,195	56	621	526	2,435	—	—	12,298
Grade 6	—	—	—	—	251	—	—	—	251
Grade 7	—	—	—	—	195	861	—	—	1,056
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	367	254	11,576	1,801	3,400	3,617	5,836	—	26,851
Total	$174,313	$142,534	$92,495	$69,106	$189,897	$205,797	$259,274	$27	$1,133,443

Current-period gross write-offs	$—	$39	$50	$—	$—	$272	$35	$—	$396

1-4 Family (includes Home Equity) (1)
Grade 1	$—	$—	$—	$66	$122	$103	$—	$—	$291
Grade 2	—	4,218	892	369	2,773	4,855	—	—	13,107
Grade 3	404,174	712,540	708,737	1,496,847	2,162,845	3,547,082	215,612	4,677	9,252,514
Grade 4	15,644	19,114	11,851	14,415	37,112	86,711	7,677	1,072	193,596
Grade 5	671	4,039	4,132	1,184	1,436	4,888	312	—	16,662
Grade 6	29	648	1,379	3,119	7,575	6,410	1,686	—	20,846
Grade 7	—	2,465	2,386	8,823	21,706	33,861	941	—	70,182
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	861	4,430	23,238	8,215	14,258	3,750	—	54,752
Total	$420,518	$743,885	$733,807	$1,548,061	$2,241,784	$3,698,168	$229,978	$5,749	$9,621,950

Current-period gross write-offs	$—	$100	$15	$632	$847	$18	$19	$—	$1,631

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate (includes Multi-Family Residential)
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	405	4,943	27,550	1,669	4,026	18,124	—	—	56,717
Grade 3	1,212,738	1,167,258	695,199	639,387	1,553,029	2,428,707	250,546	1,738	7,948,602
Grade 4	34,155	157,855	91,200	140,723	593,088	754,328	11,296	249	1,782,894
Grade 5	338	1,472	27,824	5,298	122,931	157,611	848	—	316,322
Grade 6	1,477	10,115	13,111	2,088	7,253	70,329	4,006	—	108,379
Grade 7	822	2,517	1,268	3,301	3,239	2,399	1,185	—	14,731
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	20,485	27,471	41,917	49,158	176,667	150,083	6,782	—	472,563
Total	$1,270,420	$1,371,631	$898,069	$841,624	$2,460,233	$3,581,581	$274,663	$1,987	$10,700,208

Current-period gross write-offs	$—	$—	$—	$1,048	$157	$221	$—	$—	$1,426

Commercial and Industrial
Grade 1	$50,636	$39,557	$12,718	$4,285	$872	$4,039	$125,239	$61	$237,407
Grade 2	24,465	6,516	8,076	1,319	6,451	656	70,125	—	117,608
Grade 3	522,333	636,566	299,297	246,837	137,129	287,143	1,639,782	8,634	3,777,721
Grade 4	34,392	62,493	19,974	27,922	29,457	18,804	130,235	116	323,393
Grade 5	4,634	1,251	893	606	18,699	2,272	38,009	14	66,378
Grade 6	—	2,411	3,789	2,878	650	1,898	5,163	—	16,789
Grade 7	8,764	812	2,999	1,049	3,107	720	2,582	—	20,033
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	2,405	61,293	14,533	7,506	20,393	29,694	71,047	—	206,871
Total	$647,629	$810,899	$362,279	$292,402	$216,758	$345,226	$2,082,182	$8,825	$4,766,200

Current-period gross write-offs	$1,055	$845	$854	$2,158	$3,314	$404	$31,086	$6,109	$45,825

Consumer and Other
Grade 1	$28,441	$10,249	$4,653	$1,778	$903	$1,209	$5,670	$—	$52,903
Grade 2	636	1,098	80,070	13,938	19,851	—	1,894	—	117,487
Grade 3	81,538	31,461	24,605	18,125	18,134	25,803	59,096	—	258,762
Grade 4	876	642	445	270	32	15,677	4,917	—	22,859
Grade 5	—	—	—	19	—	—	134	—	153
Grade 6	—	—	30	54	15	7	204	—	310
Grade 7	25	50	14	17	—	129	861	1	1,097
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	1,516	—	—	1,516
Total	$111,516	$43,500	$109,817	$34,201	$38,935	$44,341	$72,776	$1	$455,087

Current-period gross write-offs	$5,051	$107	$17	$30	$12	$69	$154	$4	$5,444

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

	Term Loans
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Warehouse Purchase Program
Grade 1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—	—	—	—	—
Grade 3	1,131,888	—	—	—	—	—	—	—	1,131,888
Grade 4	—	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	—	—	—	—	—	—	—	—	—
Total	$1,131,888	$—	$—	$—	$—	$—	$—	$—	$1,131,888

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total
Grade 1	$80,861	$52,137	$17,644	$6,277	$1,899	$5,383	$141,475	$61	$305,737
Grade 2	25,506	17,274	116,911	17,741	33,116	24,839	76,746	—	312,133
Grade 3	4,241,065	3,832,424	2,134,106	2,669,318	4,211,556	6,594,949	2,789,362	15,125	26,487,905
Grade 4	149,420	390,786	254,627	391,783	912,493	940,385	272,566	4,135	3,316,195
Grade 5	11,631	17,392	32,905	31,796	217,809	168,472	42,383	14	522,402
Grade 6	1,578	13,929	18,309	8,720	15,746	80,084	11,059	—	149,425
Grade 7	9,611	7,597	6,716	13,248	28,287	38,847	5,569	1	109,876
Grade 8	—	—	—	—	—	—	—	—	—
Grade 9	—	—	—	—	—	—	—	—	—
PCD Loans	37,609	139,525	79,016	85,616	220,852	202,816	91,302	—	856,736
Total	$4,557,281	$4,471,064	$2,660,234	$3,224,499	$5,641,758	$8,055,775	$3,430,462	$19,336	$32,060,409

Current-period gross write-offs	$6,106	$1,091	$985	$3,868	$4,330	$984	$31,294	$6,113	$54,771

(1)
Includes $8.4 million of residential mortgage loans held for sale at September 30, 2026.

Allowance for Credit Losses on Loans. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses that it believes is management’s best estimate of current expected credit losses on the Company’s loan portfolio as of September 30, 2026. The amount of the allowance for credit losses on loans is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance, (3) provisions for credit losses charged to earnings that increase the allowance, (4) provision releases returned to earnings that decrease the allowance, and (5) increases in reserves related to acquired loans. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or borrower performance differ from the assumptions used in making the initial determinations.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following table details activity in the allowance for credit losses on loans by category of loan for the three and nine months ended September 30, 2026 and 2025.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance June 30, 2026	$74,128	$23,747	$76,721	$94,124	$104,189	$9,932	$382,841
Allowance on PCD loans at acquisition	11,722	—	9,737	81,005	43,670	—	146,134
Allowance on PSLs at acquisition (1)	9,733	614	8,497	25,481	22,601	487	67,413
Provision for credit losses on loans	10,264	(250)	(4,752)	(6,918)	427	1,229	—
Charge-offs	1	(260)	(346)	(1,205)	(3,368)	(1,797)	(6,975)
Recoveries	—	311	38	201	1,520	468	2,538
Net (charge-offs) recoveries	1	51	(308)	(1,004)	(1,848)	(1,329)	(4,437)
Balance September 30, 2026	$105,848	$24,162	$89,895	$192,688	$169,039	$10,319	$591,951

Nine Months Ended
Balance December 31, 2025	$69,817	$23,438	$76,596	$77,251	$77,939	$8,701	$333,742
Allowance on PCD loans at acquisition	17,447	691	11,090	93,428	75,899	909	199,464
Allowance on PSLs at acquisition (1)	15,075	756	14,710	37,177	35,909	3,047	106,674
Provision for credit losses on loans	3,558	(694)	(11,017)	(15,349)	21,751	1,751	—
Charge-offs	(49)	(396)	(1,631)	(1,426)	(45,825)	(5,444)	(54,771)
Recoveries	—	367	147	1,607	3,366	1,355	6,842
Net (charge-offs) recoveries	(49)	(29)	(1,484)	181	(42,459)	(4,089)	(47,929)
Balance September 30, 2026	$105,848	$24,162	$89,895	$192,688	$169,039	$10,319	$591,951

Allowance for credit losses on loans:
Three Months Ended
Balance June 30, 2025	$77,818	$26,848	$82,105	$89,121	$62,256	$7,936	$346,084
Provision for credit losses on loans	(520)	(3,083)	(700)	(4,892)	8,216	979	—
Charge-offs	(166)	(10)	(861)	(1,102)	(3,804)	(1,569)	(7,512)
Recoveries	132	50	8	87	463	314	1,054
Net (charge-offs) recoveries	(34)	40	(853)	(1,015)	(3,341)	(1,255)	(6,458)
Balance September 30, 2025	$77,264	$23,805	$80,552	$83,214	$67,131	$7,660	$339,626

Nine Months Ended
Balance December 31, 2024	$77,984	$27,693	$80,735	$92,147	$65,500	$7,746	$351,805
Provision for credit losses on loans	(845)	(3,942)	2,063	(7,685)	6,346	4,063	—
Charge-offs	(247)	(47)	(2,329)	(1,601)	(6,382)	(5,072)	(15,678)
Recoveries	372	101	83	353	1,667	923	3,499
Net (charge-offs) recoveries	125	54	(2,246)	(1,248)	(4,715)	(4,149)	(12,179)
Balance September 30, 2025	$77,264	$23,805	$80,552	$83,214	$67,131	$7,660	$339,626

(1)
The Company adopted ASU 2025-08 on January 1, 2026.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The allowance for credit losses on loans as of September 30, 2026 totaled $592.0 million or 1.85% of total loans, including acquired loans with discounts, an increase of $258.2 million or 77.4% compared to the allowance for credit losses on loans totaling $333.7 million or 1.53% of total loans, including acquired loans with discounts, as of December 31, 2025. The increase in the allowance for credit losses on loans during this period was due to the Mergers, with $47.5 million attributable to the American Merger, $45.1 million attributable to the Southwest Merger, and $213.5 million attributable to the Stellar Merger.

There was no provision for credit losses for the three and nine months ended September 30, 2026 and 2025.

Net charge-offs were $4.4 million for the three months ended September 30, 2026 compared with net charge-offs of $6.5 million for the three months ended September 30, 2025. For the three months ended September 30, 2026 net charge-offs included $1.7 million related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Additionally, the reserves increased by Day One accounting for PCD loans of $146.1 million and Day One accounting for PSLs of $67.4 million due to the Stellar Merger. For the three months ended September 30, 2026, $7.6 million of reserves on resolved PCD loans without any related charge-offs were released to the general reserve.

Net charge-offs were $47.9 million for the nine months ended September 30, 2026 compared with $12.2 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, net charge-offs included a $37.7 million increase in net charge-offs for commercial and industrial loans. Additionally, the reserves increased by Day One accounting for PCD loans of $27.5 million and Day One accounting for PSLs of $20.0 million due to the American Merger, increased by Day One accounting for PCD loans of $25.8 million and Day One accounting for PSLs of $19.3 million due to the Southwest Merger, and increased by Day One accounting for PCD loans of $146.1 million and Day One accounting for PSLs of $67.4 million due to the Stellar Merger. Further, $20.1 million of reserves on resolved PCD loans without any related charge-offs were released to the general reserve.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of September 30, 2026, and December 31, 2025, the Company had $37.6 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet. As of September 30, 2026, the Company had $2.55 billion in commitments expected to fund.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following table displays the amortized cost of loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2026 and 2025 presented by category of loan and type of modification.

	Payment Delay	Term Extension	Interest Rate Reduction	Total	Percent of Total Class of Loans
	(Dollars in thousands)
Three Months Ended September 30, 2026
Commercial and industrial	$250	$—	$—	$250	0.0%
Agriculture and agriculture real estate (includes farmland)	—	—	—	—	0.0%
Consumer and other	—	—	—	—	0.0%
Total	$250	$—	$—	$250	0.0%

Nine Months Ended September 30, 2026
Commercial and industrial	$250	$21,438	$—	$21,688	0.5%
Agriculture and agriculture real estate (includes farmland)	—	2,122	—	2,122	0.2%
Consumer and other		21	—	21	0.0%
Total	$250	$23,581	$—	$23,831	0.1%

	Payment Delay	Term Extension	Interest Rate Reduction	Total	Percent of Total Class of Loans
	(Dollars in thousands)
Three Months Ended September 30, 2025
Commercial real estate (includes multi-family residential)	$—	$—	$—	$—	0.0%
Agriculture and agriculture real estate (includes farmland)	—	—	—	—	0.0%
Total	$—	$—	$—	$—	0.0%

Nine Months Ended September 30, 2025
Commercial real estate (includes multi-family residential)	$—	$618	$22,972	$23,590	0.4%
Agriculture and agriculture real estate (includes farmland)	—	134	—	134	0.0%
Total	$—	$752	$22,972	$23,724	0.1%

The financial effects of the modifications of loans made to borrowers experiencing financial difficulty were not significant during the three and nine months ended September 30, 2026 and 2025. Furthermore, such modifications did not significantly impact the Company’s determination of the allowance for credit losses during those periods.

The Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2026 that subsequently defaulted and were modified in the twelve months prior to default. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$58,263	$—	$58,263
Collateralized mortgage obligations	—	257,017	—	257,017
Mortgage-backed securities	—	175,885	—	175,885
Derivative financial instruments:
Interest rate lock commitments	$—	$89	$—	$89
Forward mortgage-backed securities trades	—	235	—	235
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	8,578	—	8,578
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$15	$—	$15
Forward mortgage-backed securities trades	—	—	—	—
Loan customer counterparty	—	8,580	—	8,580
Financial institution counterparty	—	—	—	—

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
Corporate debt securities	$—	$10,453	$—	$10,453
Collateralized mortgage obligations	—	207,444	—	207,444
Mortgage-backed securities	—	120,300	—	120,300
Derivative financial instruments:
Interest rate lock commitments	$—	$192	$—	$192
Forward mortgage-backed securities trades	—	6	—	6
Loan customer counterparty	—	—	—	—
Financial institution counterparty	—	778	—	778
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	$—	$—	$—	$—
Forward mortgage-backed securities trades	—	50	—	50
Loan customer counterparty	—	782	—	782
Financial institution counterparty	—	—	—	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment. For the three and nine months ended September 30, 2026, the Company had additions to other real estate owned of $14.1 million and $19.4 million, respectively, of which $13.1 million and $15.6 million, respectively, were outstanding as of September 30, 2026. For the three and nine months ended September 30, 2026, the Company had additions to impaired loans of $23.3 million and $57.9 million, respectively, of which $23.3 million and $47.6 million, respectively, were outstanding as of September 30, 2026. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2026 and remained outstanding at September 30, 2026 were not significant.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of September 30, 2026
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$2,362,504	$2,362,504	$—	$—	$2,362,504
Federal funds sold	265	265	—	—	265
Held to maturity securities	13,142,360	—	11,856,355	—	11,856,355
Loans held for sale	8,402	—	8,402	—	8,402
Loans held for investment, net of allowance	30,328,168	—	—	29,789,302	29,789,302
Loans held for investment - Warehouse Purchase Program	1,131,888	—	1,131,888	—	1,131,888
Other real estate owned	22,784	—	22,784	—	22,784
Liabilities
Deposits:
Noninterest-bearing	$13,840,814	$—	$13,840,814	$—	$13,840,814
Interest-bearing	27,389,839	—	27,355,341	—	27,355,341
Other borrowings	2,400,000	—	2,400,000	—	2,400,000
Securities sold under repurchase agreements	204,761	—	204,762	—	204,762
Subordinated notes and junior subordinated debentures	72,341	—	72,341	—	72,341

	As of December 31, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$1,747,511	$1,747,511	$—	$—	$1,747,511
Federal funds sold	217	217	—	—	217
Held to maturity securities	10,275,228	—	9,433,365	—	9,433,365
Loans held for sale	14,155	—	14,155	—	14,155
Loans held for investment, net of allowance	20,152,673	—	—	19,342,602	19,342,602
Loans held for investment - Warehouse Purchase Program	1,304,798	—	1,304,798	—	1,304,798
Other real estate owned	13,296	—	13,296	—	13,296
Liabilities
Deposits:
Noninterest-bearing	$9,467,911	$—	$9,467,911	$—	$9,467,911
Interest-bearing	19,014,573	—	19,001,946	—	19,001,946
Other borrowings	1,950,000	—	1,950,000	—	1,950,000
Securities sold under repurchase agreements	201,216	—	201,216	—	201,216

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

SEPTEMBER 30, 2026

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

The fair value estimates presented herein are based on information available to management at September 30, 2026. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the nine months ended September 30, 2026 and the year ended December 31, 2025 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2024	$3,503,129	$66,047
Less:
Amortization	—	(14,442)
Add:
Measurement period adjustment for the acquisition of Lone Star State Bancshares, Inc.	(2)	—
Balance as of December 31, 2025	3,503,127	51,605
Less:
Amortization	—	(23,520)
Add:
Acquisition of American Bank Holding Corporation	185,748	31,103
Acquisition of Southwest Bancshares, Inc.	141,520	33,794
Acquisition of Stellar Bancorp, Inc.	898,202	183,992
Balance as of September 30, 2026	$4,728,597	$276,974

Goodwill is recorded as of the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill or core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of September 30, 2026, there was no impairment recorded on goodwill and core deposit intangibles.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $12.6 million and $3.6 million for the three months ended September 30, 2026 and 2025, respectively, and $23.5 million and $10.9 million for the nine months ended September 30, 2026 and 2025, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of September 30, 2026 is as follows (dollars in thousands):

Remaining 2026	$12,589
2027	46,186
2028	40,319
2029	34,360
2030	27,495
Thereafter	116,025
Total	$276,974

8. STOCK–BASED COMPENSATION

At September 30, 2026, Bancshares had one active stock-based incentive compensation plan with awards outstanding.

On March 3, 2020, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by Bancshares’ shareholders on April 21, 2020. The 2020 Plan authorizes the issuance of up to 2,500,000 shares of common stock upon the exercise of options or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2020 Plan, including incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units. As of September 30, 2026, 618,263 shares of issued restricted stock have vested and 742,864 shares of issued restricted stock remain unvested.

As of September 30, 2026, the Company had no stock options outstanding.

Stock-based compensation expense related to restricted stock was $4.3 million and $3.0 million during the three months ended September 30, 2026 and 2025, and $10.9 million and $9.0 million during the nine months ended September 30, 2026, and 2025, respectively. As of September 30, 2026, there was $23.5 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.32 years.

9. BORROWINGS AND SUBORDINATED DEBT

The following table presents the Company’s borrowings and subordinated debt as of the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
FHLB advances	$2,400,000	$1,950,000
Securities sold under repurchase agreements	204,761	201,216
Subordinated notes (1)	61,000	—
Junior subordinated debentures	11,341	—
Total	$2,677,102	$2,151,216

(1)
Includes a $9.0 million elimination related to the Company’s portion of investment in American and Southwest subordinated notes which were acquired in the Stellar Merger.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

FHLB advances and long-term notes payable

The Company has an available line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2026, the Company had total borrowing capacity of $8.81 billion under this line. FHLB advances of $2.40 billion were outstanding at September 30, 2026 with a weighted average interest rate of 4.01%. At September 30, 2026, the Company had no FHLB long-term notes payable balance outstanding.

Securities sold under repurchase agreements

At September 30, 2026, the Company had $204.8 million in securities sold under repurchase agreements with banking customers compared with $201.2 million at December 31, 2025, an increase of $3.5 million or 1.8%. Repurchase agreements are generally settled on the following business day. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Subordinated notes

On January 1, 2026, in connection with the American Merger, the Company assumed the obligations related to $35.0 million of Fixed-to-Floating Rate Subordinated Notes that mature on December 29, 2031. The subordinated notes, which qualify as Tier 2 capital for regulatory purposes, are payable quarterly in arrears at an annual floating rate equal to three-month term SOFR as determined for the applicable period, plus 2.50%. The Company may, at its option, beginning on the first repricing date and on any scheduled interest payment date thereafter, redeem the subordinated notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount being redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Any partial redemption will be made pro rata among all of the holders. The subordinated notes are subordinated in right of payment to all of the Company’s existing and future senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company’s subsidiaries. At September 30, 2026, the balance includes a $4.0 million elimination related to the Company’s portion of investment in American subordinated notes which was acquired in the Stellar Merger.

On February 1, 2026, in connection with the Southwest Merger, the Company assumed the obligations related to $35.0 million of Fixed-to-Floating Rate Subordinated Notes that mature on June 15, 2032. The subordinated notes, which qualify as Tier 2 capital for regulatory purposes, have a fixed rate of interest of 5.00% until 2027 followed by a floating rate interest based on three-month term SOFR plus 255 basis points. The Company may, at its option, beginning on June 15, 2027, and on any scheduled interest payment date thereafter, redeem the subordinated notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount being redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Any partial redemption will be made pro rata among all of the holders. In addition, the Company may redeem all or a portion of the subordinated notes at any time upon the occurrence of a Tier 2 capital event, tax event or investment company event as defined in the agreement. The subordinated notes are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company’s subsidiaries. At September 30, 2026, the balance includes a $5.0 million elimination related to the Company’s portion of investment in Southwest subordinated notes which was acquired in the Stellar Merger.

Junior Subordinated Debentures

On January 1, 2026, in connection with the American Merger, the Company assumed the obligation related to $6.2 million in floating rate junior subordinated debentures and trust preferred securities that mature on April 7, 2034. The junior subordinated debentures, which qualify as Tier 2 capital for regulatory purposes, have a floating rate based on the three-month Term Secured Overnight Financing Rate (“SOFR”) plus 2.85%. In March 2026, the Company gave irrevocable notice of its intent to redeem the junior subordinated debentures and trust preferred securities and they were redeemed on April 7, 2026.

On July 1, 2026, in connection with the Stellar Merger, the Company assumed the obligation related to $7.7 million in floating rate junior subordinated debentures and trust preferred securities that mature on November 8, 2033, and $3.6 million in floating rate junior subordinated debentures and trust preferred securities that mature on July 7, 2035. The junior subordinated debentures, which qualify as Tier 2 capital for regulatory purposes, have a floating rate equal to three-month term SOFR plus a spread adjustment. In July 2026, the Company gave irrevocable notice of its intent to redeem the $3.6 million in junior subordinated debentures and trust preferred securities and they were redeemed on October 7, 2026.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

10. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial and the Company has one sublease arrangement. Sublease income was $886 thousand and $856 thousand for the three months ended September 30, 2026 and 2025, respectively, and $2.6 million and $2.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, operating lease ROU assets and lease liabilities were approximately $41.9 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of September 30, 2026, the weighted average of remaining lease terms of the Company’s operating leases was 5.6 years. The weighted average discount rate used to determine the lease liabilities as of September 30, 2026 for the Company’s operating leases was 3.8%. Cash paid for the Company’s operating leases was $3.7 million and $2.9 million for the three months ended September 30, 2026 and 2025, respectively, and was $11.2 million and $8.7 million for the nine months ended September 30, 2026, and 2025, respectively. During the nine months ended September 30, 2026, the Company obtained $21.8 million in ROU assets in exchange for lease liabilities for 29 operating leases, of which $18.6 million in ROU assets and 21 operating leases were related to the Mergers.

The Company’s future undiscounted cash payments associated with its operating leases as of September 30, 2026 are summarized below (dollars in thousands).

Remaining 2026	$4,026
2027	13,491
2028	10,337
2029	6,887
2030	4,805
2031	3,269
Thereafter	11,795
Total undiscounted lease payments	$54,610

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of September 30, 2026 are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$164,100	$14,758	$2,864	$26	$181,748
Unused capacity on Warehouse Purchase Program loans	1,140,112	—	—	—	1,140,112
Commitments to extend credit	2,740,723	2,018,615	776,933	1,391,451	6,927,722
Total	$4,044,935	$2,033,373	$779,797	$1,391,477	$8,249,582

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The Company records an allowance for credit losses on off-balance sheet credit exposures that is adjusted through an entry to provision for credit losses on the Company’s consolidated statement of income. At September 30, 2026 and December 31, 2025, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million.

11. OTHER COMPREHENSIVE (LOSS) INCOME

The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Three Months Ended September 30,
	2026			2025
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized loss during period	$(2,854)	$614	$(2,240)	$(330)	$69	$(261)
Total securities available for sale	(2,854)	614	(2,240)	(330)	69	(261)
Total other comprehensive loss	$(2,854)	$614	$(2,240)	$(330)	$69	$(261)

	Nine Months Ended September 30,
	2026			2025
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive (loss) income:
Securities available for sale:
Change in unrealized (loss) gain during period	$(2,799)	$604	$(2,195)	$69	$(15)	$54
Total securities available for sale	(2,799)	604	(2,195)	69	(15)	54
Total other comprehensive (loss) income	$(2,799)	$604	$(2,195)	$69	$(15)	$54

Activity in accumulated other comprehensive (loss) income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance at December 31, 2025	$(296)	$(296)
Other comprehensive loss	(2,195)	(2,195)
Balance at September 30, 2026	$(2,491)	$(2,491)

Balance at December 31, 2024	$(1,624)	$(1,624)
Other comprehensive income	54	54
Balance at September 30, 2025	$(1,570)	$(1,570)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

12. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2026 and December 31, 2025.

	September 30, 2026			December 31, 2025
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
	(Dollars in thousands)
Interest rate lock commitments	$8,603	$89	$15	$7,837	$192	$—
Forward mortgage-backed securities trades	19,000	235	—	19,250	6	50
Commercial loan interest rate swaps and caps:
Loan customer counterparty	160,388	—	8,580	40,795	—	782
Financial institution counterparty	160,388	8,578		40,795	778	—

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

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding at September 30, 2026 and December 31, 2025, are presented in the following table.

	Weighted-Average Interest Rate
	September 30, 2026		December 31, 2025
	Received	Paid	Received	Paid
Loan customer counterparty	4.98%	5.59%	4.52%	4.78%

The Company’s credit exposure on interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $8.6 million at September 30, 2026 and $778 thousand at December 31, 2025. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was $6.9 million at September 30, 2026. A credit support annex is in place and allows the Company to call collateral from upstream financial institution counterparties. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Company’s cash collateral pledged for interest rate swaps was zero and $650 thousand at September 30, 2026 and December 31, 2025, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The initial and subsequent changes in the fair value of IRLCs and the forward sales of mortgage-backed securities are recorded in mortgage income. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps and caps, because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on its results of operations. Income (loss) for the three and nine months ended September 30, 2026, and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2026	2025	2026	2025
	(Dollars in thousands)
Interest rate lock commitments	$(114)	$(110)	$(118)	$55
Forward mortgage-backed securities trades	348	(26)	485	(233)

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

Recent Acquisitions

Acquisition of American Bank Holding Corporation

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

Pursuant to the terms of the definitive agreement, Bancshares issued 4,439,938 shares of its common stock for all outstanding shares of American common stock. This resulted in goodwill of $185.7 million as of September 30, 2026 which does not include all the subsequent fair value adjustments that have not yet been finalized. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $31.1 million of core deposit intangibles as of September 30, 2026. During the third quarter of 2026, the Company completed the operational integration of American Bank.

Acquisition of Southwest Bancshares, Inc.

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

Pursuant to the terms of the definitive agreement, Bancshares issued 4,094,974 shares of its common stock for all outstanding shares of Southwest common stock. This resulted in goodwill of $141.5 million as of September 30, 2026, which does not include all

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

the subsequent fair value adjustments that have not yet been finalized. Additionally, the Company recognized $33.8 million of core deposit intangibles as of September 30, 2026.

Acquisition of Stellar Bancorp, Inc.

On July 1, 2026, the Company completed the Stellar Merger. Stellar Bank operated 52 banking offices including its main office in Houston and banking offices in the Houston, Beaumont and East Texas areas and in Dallas, Texas.

Pursuant to the terms of the definitive agreement, Bancshares issued 19,371,499 shares of its common stock and paid approximately $578.7 million in cash for all outstanding shares of Stellar common stock.

The acquisition of Stellar constituted a business combination in accordance with FASB ASC Topic 805, Business Combinations. The assets acquired and liabilities assumed were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The determination of fair value requires management to make estimates related to discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The purchase consideration allocation is considered preliminary as certain estimates related to the assets acquired and liabilities assumed are subject to continuing refinement. Valuations subject to refinement during the measurement period include, but are not limited to, loans, certain other assets, and the core deposit intangible asset.

As of September 30, 2026, the following table provides the allocation of the purchase consideration to the assets acquired and liabilities assumed on the acquisition date (dollars in thousands).

Fair value of purchase consideration
Common stock issued (19,371,499 shares)	$1,414,701
Cash	578,697
Total consideration	$1,993,398

Fair value of assets acquired
Cash and due from banks	$681,652
Available for sale securities, at fair value	1,320,682
Loans held for investment, net	7,265,750
Bank premises and equipment, net	84,198
Other real estate owned	12,550
Core deposit intangibles	183,992
Federal Home Loan Bank and Federal Reserve Bank stock	98,939
Bank owned life insurance and other assets	237,559
Total assets acquired	9,885,322

Fair value of liabilities assumed
Deposits	8,721,475
Other liabilities	57,310
Junior subordinated debentures	11,341
Total liabilities assumed	8,790,126
Fair value of net assets acquired	$1,095,196
Goodwill resulting from acquisition	$898,202

As of September 30, 2026, the Company recognized goodwill of $898.2 million which does not include all the subsequent fair value adjustments that have not yet been finalized. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. The goodwill is not deductible for tax purposes. Additionally, as of September 30, 2026, total core deposit intangibles related to the Stellar Merger were $184.0 million.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Company incurred $67.2 million and $67.6 million of pre-tax merger related expenses during the three and nine months ended September 30, 2026, respectively, related to the Stellar Merger. The Company did not incur merger-related expenses during 2025 related to the Stellar Merger. The merger related expenses are reflected on the Company’s income statement for the applicable periods under “Merger related expenses” and consist of salaries and benefits, data processing and professional and legal fees.

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.

Cash and due from banks – The carrying amount of these items is a reasonable estimate of their fair value based on the short-term nature of these assets.

Available for sale securities, at fair value – Fair values for securities were based on quoted market prices or recent transactions, where available.

Loans held for investment, net – Fair values for loans held for investment were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term, amortization status and current discount rates. Loans and leases were grouped together according to similar characteristics when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans and include adjustments for liquidity. The discount rate does not include a factor for credit losses as that has been included as a reduction to the estimated cash flows. For PCD loans, the initial estimate of expected credit losses is recognized in the allowance on the date of acquisition using the same methodology as other loans held-for-investment. In addition, the Company adopted ASU 2025-08 in the first quarter of 2026. Accordingly, the initial estimate of expected credit losses recognized in the allowance included both PCD and non-PCD loans which were deemed PSLs.

	Unpaid Principal Balance	Premium / (Discount)	Loans	Allowance for Loan Losses	Net Loans
	(Dollars in thousands)
PSLs	$7,022,287	$(57,318)	$6,964,969	$(67,413)	$6,897,556
PCD Loans	541,214	(27,424)	513,790	(146,134)	367,656
Total	$7,563,501	$(84,742)	$7,478,759	$(213,547)	$7,265,212

Bank premises and equipment, net - The fair values of premises are based on a market approach by obtaining third-party appraisals and broker opinions of value for land, office and branch space.

Core deposit intangible – The core deposit intangible represents the low cost of funding acquired core deposits provide relative to the Company’s marginal cost of funds. The fair value was estimated based on a cost savings methodology that gave consideration to expected customer attrition rates, net maintenance cost of the deposit base, interest costs associated with customer deposits, and the alternative cost of funds. The estimated fair value was grossed-up for the expected tax amortization benefit. The intangible asset is being amortized over 10 years using an accelerated method, based upon the period over which estimated economic benefits are estimated to be received.

Deposits – The fair values used for demand, savings and money market deposits are equal to the amount payable on demand at the acquisition date. The fair value of time deposits is estimated by discounting the estimated future cash flows using current rates offered for deposits with similar remaining maturities.

Junior subordinated debentures – The fair value of junior subordinated debentures is estimated by discounting the estimated future cash flows by using comparable corporate bond indices and swap rates from the financial services sector and factoring in the applicable credit spreads and optional early redemption provisions.

Pro Forma Financial Information (Unaudited)

Operations of Stellar have been included in the consolidated financial statements since July 1, 2026. The amount of revenue (net interest income plus non-interest income) derived from Stellar since the acquisition date included in the consolidated income statement for the three and nine months ended September 30, 2026 was approximately $88.5 million.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following unaudited pro forma information presents the results of operations for the three and nine months ended September 30, 2026 and 2025 as if the Stellar Merger had occurred on January 1, 2025. The pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the Stellar Merger occurred on January 1, 2025, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the acquisition. These pro forma results require significant estimates and judgments particularly as they relate to valuation and accretion of income associated with acquired loans. The pro forma combined results for the three and nine months ended September 30, 2026 include merger related expenses for the Stellar Merger of $67.2 million and $67.6 million, respectively.

Pro forma adjustments principally included reversing interest income as previously recorded by Stellar and recording interest income based on impact of estimated fair values of the acquired interest-earning assets and assumed interest-bearing liabilities and reversing core deposit intangible amortization as previously recorded by Stellar and recording amortization expense as it relates to the core deposit intangible recognized from the Stellar Merger.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net interest income	$433,986	$377,591	$1,290,760	$1,122,350
Net income	134,725	165,139	469,566	494,199

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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation (“Bancshares”), is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank (the “Bank,” and together with Bancshares, the “Company”). The Bank provides a wide array of financial products and services to businesses and consumers throughout Texas and Oklahoma. As of September 30, 2026, the Bank operated 352 full-service banking locations: 62 in the Houston area, including The Woodlands; 40 in the South Texas area including Corpus Christi and Victoria; 60 in the Dallas/Fort Worth area; 20 in the East Texas area; 26 in the Central Texas area including Austin; 7 in the San Antonio area; 45 in the West Texas area including Lubbock, Midland, Odessa, Abilene; Amarillo and Wichita Falls; 15 in the Bryan/College Station area, 6 in the Central Oklahoma area; 8 in the Tulsa, Oklahoma area; 11 in the Central Texas area and San Antonio area doing business as Texas Partners Bank; and 52 in the Houston and Dallas areas doing business as Stellar Bank. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas, and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $54.10 billion at September 30, 2026 compared with $38.46 billion at December 31, 2025, an increase of $15.64 billion or 40.7%. Total loans were $32.06 billion at September 30, 2026 compared with $21.81 billion at December 31, 2025, an increase of $10.26 billion or 47.0%. Total deposits were $41.23 billion at September 30, 2026 compared with $28.48 billion at December 31, 2025, an increase of $12.75 billion or 44.8%. Total shareholders’ equity was $9.76 billion at September 30, 2026 compared with $7.62 billion at December 31, 2025, an increase of $2.14 billion or 28.1%.

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

Pursuant to the terms of the definitive agreement, Bancshares issued 4,439,938 shares of its common stock for all outstanding shares of American common stock. This resulted in goodwill of $185.7 million as of September 30, 2026 which does not include all the subsequent fair value adjustments that have not yet been finalized. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additionally, the Company recognized $31.1 million of core deposit intangibles as of September 30, 2026. During the third quarter of 2026, the Company completed the operational integration of American Bank.

Acquisition of Southwest Bancshares, Inc. — On February 1, 2026, the Company completed the merger of Southwest Bancshares, Inc. (“Southwest”) into Bancshares and the subsequent merger of Southwest’s wholly owned subsidiary Texas Partners Bank (“Texas Partners”) into the Bank (collectively, the “Southwest Merger”). Texas Partners operated 11 banking offices in Central Texas including its main office in San Antonio, and banking offices in the San Antonio area, Austin and the Hill Country.

Pursuant to the terms of the definitive agreement, Bancshares issued 4,094,974 shares of its common stock for all outstanding shares of Southwest common stock. This resulted in goodwill of $141.5 million as of September 30, 2026, which does not include all the subsequent fair value adjustments that have not yet been finalized. Additionally, the Company recognized $33.8 million of core deposit intangibles as of September 30, 2026.

Acquisition of Stellar Bancorp, Inc. — On July 1, 2026, the Company completed the merger of Stellar Bancorp, Inc. (“Stellar”) into Bancshares and the subsequent merger of Stellar’s wholly owned subsidiary Stellar Bank (“Stellar Bank”) into the Bank (collectively, the “Stellar Merger”, and together with the American Merger and the Southwest Merger, the “Mergers”). Stellar Bank operated 52 banking offices including its main office in Houston and banking offices in the Houston, Beaumont and East Texas areas and in Dallas, Texas. As of June 30, 2026, Stellar, on a consolidated basis, reported total assets of $10.413 billion, total loans of $7.510 billion and total deposits of $8.716 billion.

Pursuant to the terms of the definitive agreement, Bancshares issued 19,371,499 shares of its common stock and paid approximately $578.70 million in cash for all outstanding shares of Stellar common stock. This resulted in goodwill of $898.2 million as of September 30, 2026 which does not include all the subsequent fair value adjustments that have not yet been finalized. Additionally, the Company recognized $184.0 million of core deposit intangibles as of September 30, 2026.

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

The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on expected losses on impaired loans and certain purchased credit deteriorated (“PCD”) loans; and (2) a general valuation allowance based on historical lifetime loan loss experience, current economic conditions, two-year reasonable and supportable forecasted economic conditions and other qualitative risk factors both internal and external to the Company. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical lifetime loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect borrower ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. Based on this evaluation, management has established an allowance for credit losses that it believes is management’s best estimate of current expected credit losses in the Company’s loan portfolio.

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 2026, net income available to common shareholders was $141.5 million or $1.18 per diluted common share compared with $137.6 million or $1.45 for the same period in 2025. Net income and net income per diluted common share for the third quarter of 2026 were primarily impacted by an increase in net interest income due to the Mergers, partially offset by an increase in merger related expenses, an increase in noninterest expenses related to the Mergers and an increase in provision for income taxes due to an increase in nondeductible merger related expenses and an out of state tax settlement. The $5.0 million tax settlement resulted in a higher than normal effective tax rate of 24.4%. The Company posted annualized returns on average common equity of 5.77% and 7.18%, annualized returns on average assets of 1.06% and 1.44% and efficiency ratios of 62.05% and 44.06% for the quarters ended September 30, 2026 and 2025, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding net gains and losses on the sale, write-down or write-up of assets and securities) by the sum of net interest income and noninterest income. Because the ratio is a measure of revenues and expenses resulting from the Company’s lending activities and fee-based banking services, net gains and losses on the sale, write-up or write-down of assets and securities are not included. Additionally, taxes are not part of this calculation.

For the nine months ended September 30, 2026, net income available to common shareholders was $426.3 million or $3.99 per diluted common share compared with $402.9 million or $4.23 for the nine months ended September 30, 2025. Net income and net income per diluted common share for the nine months ended September 30, 2026 were impacted by the Mergers, merger related expenses of $113.0 million, a gain on the Visa Class B-2 stock exchange net of investment securities sales of $9.2 million and an increase in provision for income taxes due to an increase in nondeductible merger related expenses and an out of state tax settlement. The Company posted annualized returns on average common equity of 6.49% and 7.08%, annualized returns on average assets of 1.22% and 1.40% and efficiency ratios of 56.27% and 44.85% for the nine months ended September 30, 2026 and 2025, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended September 30, 2026

Net interest income before the provision for credit losses was $443.0 million for the quarter ended September 30, 2026 an increase of $169.5 million or 62.0% compared with $273.4 million for the same period in 2025. The net interest margin on a tax-equivalent basis was 3.73% for the quarter ended September 30, 2026 an increase of 49 basis points compared with 3.24% for the same period in 2025. The changes to both measures were primarily due to the impact of the Mergers, the repricing of assets, and a decrease in the average balance and average rate on other borrowings.

Interest income on loans was $495.6 million for the quarter ended September 30, 2026 an increase of $166.1 million or 50.4% compared with $329.4 million for the same period in 2025. Interest income on securities was $98.4 million for the quarter ended September 30, 2026 an increase of $40.2 million or 69.0% compared with $58.2 million for the same period in 2025. The changes for both were primarily due to the repricing of assets and the impact of the Mergers.

Average interest-bearing liabilities were $29.58 billion for the quarter ended September 30, 2026 an increase of $8.85 billion or 42.7% compared with $20.72 billion for the same period in 2025. The increase was primarily due to the Mergers, partially offset by the decrease in other borrowings. The average rate on interest-bearing liabilities was 2.20% for the quarter ended September 30, 2026 a decrease of 19 basis points compared with 2.39% for the same period in 2025.

For the Nine Months Ended September 30, 2026

Net interest income before the provision for credit losses was $1.09 billion for the nine months ended September 30, 2026 an increase of $288.1 million or 35.7% compared with $806.5 million for the same period in 2025. The net interest margin on a tax-equivalent basis was 3.58% for the nine months ended September 30, 2026 an increase of 39 basis points compared with 3.19% for the nine months ended September 30, 2025. The changes to both measures were primarily due to the repricing of assets, the impact of the Mergers and a decrease in the average balance and average rate on other borrowings.

Interest income on loans was $1.23 billion for the nine months ended September 30, 2026 an increase of $252.9 million or 26.0% compared with $974.0 million for the same period in 2025. Interest income on securities was $250.1 million for the nine months ended September 30, 2026 an increase of $76.2 million or 43.8% compared with $173.9 million for the same period in 2025. The changes for both were primarily due to the repricing of assets and the impact of the Mergers.

Average interest-bearing liabilities were $25.82 billion for the nine months ended September 30, 2026 an increase of $4.69 billion or 22.2% compared with $21.13 billion for the same period in 2025. The increase was primarily due to the Mergers, partially offset by a decrease in other borrowings. The average rate on interest-bearing liabilities was 2.14% for the nine months ended September 30, 2026 a decrease of 25 basis points compared with 2.39% for the same period in 2025.

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

	Three Months Ended September 30,
	2026			2025
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$12,430	$153	4.88%	$8,371	$140	6.64%
Loans held for investment	31,116,337	477,746	6.09%	20,851,896	309,949	5.90%
Loans held for investment - Warehouse Purchase Program	1,229,203	17,665	5.70%	1,217,579	19,356	6.31%
Total loans	32,357,970	495,564	6.08%	22,077,846	329,445	5.92%
Investment securities	13,367,427	98,374	2.92%	10,530,807	58,207	2.19%
Federal funds sold and other earning assets	1,494,076	13,389	3.56%	934,318	10,455	4.44%
Total interest-earning assets	47,219,473	607,327	5.10%	33,542,971	398,107	4.71%
Allowance for credit losses on loans	(382,299)			(343,872)
Noninterest-earning assets	6,700,502			4,930,764
Total assets	$53,537,676			$38,129,863

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$7,985,346	$28,277	1.40%	$4,656,452	$8,951	0.76%
Savings and money market deposits	13,589,170	70,673	2.06%	8,977,585	46,934	2.07%
Certificates and other time deposits	5,810,493	45,464	3.10%	4,422,996	40,080	3.60%
Other borrowings	1,904,348	17,914	3.73%	2,480,435	27,613	4.42%
Securities sold under repurchase agreements	204,939	1,080	2.09%	187,462	1,094	2.32%
Subordinated notes and junior subordinated debentures	81,341	939	4.58%	—	—	—
Total interest-bearing liabilities	29,575,637	164,347	2.20%	20,724,930	124,672	2.39%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	13,778,100			9,451,153
Allowance for credit losses on off-balance sheet credit exposures	37,646			37,646
Other liabilities	345,185			258,156
Total liabilities	43,736,568			30,471,885
Shareholders' equity	9,801,108			7,657,978
Total liabilities and shareholders' equity	$53,537,676			$38,129,863

Net interest rate spread			2.90%			2.32%
Net interest income and margin (2) (3)		$442,980	3.72%		$273,435	3.23%
Net interest income and margin (tax equivalent) (4)		$444,147	3.73%		$274,242	3.24%

(1)
Annualized and based on average balances on an actual 365-day basis for the three months ended September 30, 2026 and 2025.
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

	Nine Months Ended September 30,
	2026			2025
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans held for sale	$15,350	$672	5.85%	$8,588	$433	6.74%
Loans held for investment	26,140,234	1,173,309	6.00%	20,905,781	921,688	5.89%
Loans held for investment - Warehouse Purchase Program	1,251,301	52,913	5.65%	1,092,241	51,837	6.35%
Total loans	27,406,885	1,226,894	5.99%	22,006,610	973,958	5.92%
Investment securities	12,372,077	250,105	2.70%	10,803,572	173,929	2.15%
Federal funds sold and other earning assets	1,163,922	31,596	3.63%	1,071,293	35,789	4.47%
Total interest-earning assets	40,942,884	1,508,595	4.93%	33,881,475	1,183,676	4.67%
Allowance for credit losses on loans	(366,422)			(347,607)
Noninterest-earning assets	5,862,157			4,955,209
Total assets	$46,438,619			$38,489,077

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$6,801,192	$57,363	1.13%	$4,894,289	$26,829	0.73%
Savings and money market deposits	11,711,777	175,053	2.00%	8,976,481	138,375	2.06%
Certificates and other time deposits	5,146,332	123,319	3.20%	4,405,329	120,148	3.65%
Other borrowings	1,900,842	52,791	3.71%	2,657,143	88,206	4.44%
Securities sold under repurchase agreements	192,403	3,001	2.09%	199,883	3,579	2.39%
Subordinated notes and junior subordinated debentures	71,872	2,388	4.44%	—	—	—
Total interest-bearing liabilities	25,824,418	413,915	2.14%	21,133,125	377,137	2.39%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	11,546,649			9,487,984
Allowance for credit losses on off-balance sheet credit exposures	37,786			37,646
Other liabilities	272,509			246,408
Total liabilities	37,681,362			30,905,163
Shareholders' equity	8,757,257			7,583,914
Total liabilities and shareholders' equity	$46,438,619			$38,489,077

Net interest rate spread			2.79%			2.28%
Net interest income and margin (2) (3)		$1,094,680	3.57%		$806,539	3.18%
Net interest income and margin (tax equivalent) (4)		$1,097,003	3.58%		$808,210	3.19%

(1)
Annualized and based on average balances on an actual 365-day basis for the nine months ended September 30, 2026 and 2025.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 vs. 2025			2026 vs. 2025
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$68	$(55)	$13	$341	$(102)	$239
Loans held for investment (1)	152,574	15,223	167,797	230,775	20,846	251,621
Loans held for investment - Warehouse Purchase Program	185	(1,876)	(1,691)	7,549	(6,473)	1,076
Investment securities (1)	15,679	24,488	40,167	25,252	50,924	76,176
Federal funds sold and other earning assets	6,264	(3,330)	2,934	3,094	(7,287)	(4,193)
Total increase in interest income	174,770	34,450	209,220	267,011	57,908	324,919

Interest-Bearing Liabilities:
Interest-bearing demand deposits	6,399	12,927	19,326	10,453	20,081	30,534
Savings and money market deposits	24,109	(370)	23,739	42,165	(5,487)	36,678
Certificates and other time deposits (1)	12,573	(7,189)	5,384	20,210	(17,039)	3,171
Other borrowings	(6,413)	(3,286)	(9,699)	(25,106)	(10,309)	(35,415)
Securities sold under repurchase agreements	102	(116)	(14)	(134)	(444)	(578)
Subordinated notes and junior subordinated debentures	939	—	939	2,388	—	2,388
Total increase (decrease) in interest expense	37,709	1,966	39,675	49,976	(13,198)	36,778
Increase in net interest income	$137,061	$32,484	$169,545	$217,035	$71,106	$288,141

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

There was no provision for credit losses for the three and nine months ended September 30, 2026 and 2025.

Net charge-offs were $4.4 million for the quarter ended September 30, 2026 compared with net charge-offs of $6.5 million for the quarter ended September 30, 2025. For the three months ended September 30, 2026, net charge-offs included $1.7 million related to resolved PCD loans, which had specific reserves that were allocated to the charge-offs. Additionally, reserves increased by Day One accounting for PCD loans of $146.1 million and Day One accounting for PSLs of $67.4 million due to the Stellar Merger. For the three months ended September 30, 2026, $7.6 million of reserves on resolved PCD loans without any related charge-offs were released to the general reserve.

Net charge-offs were $47.9 million for the nine months ended September 30, 2026 compared with $12.2 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, net charge-offs included a $37.7 million increase in net charge-offs for commercial and industrial loans. Additionally, reserves increased by Day One accounting for PCD loans of $27.5 million and Day One accounting for PSLs of $20.0 million due to the American Merger, increased by Day One accounting for PCD loans of $25.8 million and Day One accounting for PSLs of $19.3 million due to the Southwest Merger, and increased by Day One accounting for PCD loans of $146.1 million and Day One accounting for PSLs of $67.4 million due to the Stellar Merger. Further, $20.1 million of reserves on resolved PCD loans without any related charge-offs were released to the general reserve.

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

Noninterest income totaled $52.7 million for the three months ended September 30, 2026 compared with $41.2 million for the same period in 2025, an increase of $11.5 million or 27.8%, primarily due to the Mergers, partially offset by a net loss on the sale and write-down of assets. Noninterest income totaled $159.9 million for the nine months ended September 30, 2026 compared with $125.5 million for the nine months ended September 30, 2025, an increase of $34.4 million or 27.4%, primarily due to the Mergers and a gain on the Visa Class B-2 stock exchange net of investment securities sales of $9.2 million.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Nonsufficient funds fees	$11,839	$9,805	$34,055	$27,837
Credit card, debit card and ATM card income	11,173	9,446	30,959	27,946
Service charges on deposit accounts	10,728	7,317	28,643	22,370
Trust income	5,274	3,526	15,139	10,986
Mortgage income	989	931	3,632	2,905
Brokerage income	1,673	1,328	4,719	3,815
Bank owned life insurance income	3,258	2,111	8,332	6,211
Net (loss) gain on sale or write-down of assets	(2,578)	3	(2,302)	1,182
Net gain on sale or write-up of securities	927	—	9,162	—
Other	9,437	6,771	27,560	22,269
Total noninterest income	$52,720	$41,238	$159,899	$125,521

Noninterest Expense

Noninterest expense totaled $308.6 million for the three months ended September 30, 2026 compared with $138.6 million for the same period in 2025, an increase of $170.0 million or 122.6%, primarily due to increases in merger related expenses, salaries and benefits and additional expenses related to the Mergers. Noninterest expense totaled $702.1 million for the nine months ended September 30, 2026 compared with $417.5 million for the nine months ended September 30, 2025, an increase of $284.6 million or 68.2%, primarily due to an increase in merger related expenses of $113.0 million, an increase in salaries and benefits and an increase in additional expenses related to nine months of American operations, eight months of Southwest operations and three months of Stellar operations.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Salaries and employee benefits (1)	$145,599	$87,949	$365,775	$264,721
Non-staff expenses:
Net occupancy and equipment	14,577	9,395	35,916	27,709
Credit and debit card, data processing and software amortization	23,992	12,515	58,227	35,993
Regulatory assessments and FDIC insurance	7,456	5,198	18,784	16,495
Core deposit intangibles amortization	12,600	3,602	23,520	10,853
Depreciation	6,992	4,966	18,335	14,519
Communications (2)	4,835	3,480	12,940	10,460
Net other real estate expense (3)	730	233	1,339	325
Merger related expenses	69,744	62	113,015	62
Other	22,088	11,235	54,225	36,364
Total noninterest expense	$308,613	$138,635	$702,076	$417,501

(1)
Includes stock-based compensation expense of $4.3 million and $3.0 million for the three months ended September 30, 2026 and 2025, respectively, and $10.9 million and $9.0 million for the nine months ended September 30, 2026, and 2025, respectively.
(2)
Communications expense includes telephone, data circuits, postage and courier expenses.
(3)
Net other real estate income consists of rental expense, rental income and gains and losses on sales of real estate.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of nondeductible expenses. Income tax expense totaled $45.6 million for the three months ended September 30, 2026 compared with $38.5 million for the same period in 2025, an increase of $7.1 million or 18.6%. Income tax expense totaled $126.2 million for the nine months ended September 30, 2026 compared with $111.6 million for the same period in 2025, an increase of $14.6 million or 13.1%. The Company’s effective tax rate for the three months ended September 30, 2026 and 2025 was 24.4% and 21.9%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2026, and 2025 was 22.8% and 21.7%, respectively. The increase in provision for income taxes and effective tax rate was primarily due to an increase in nondeductible merger related expenses for the Mergers and an out of state tax settlement.

Enactment of the One Big Beautiful Bill Act — On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”), which included certain modifications to U.S. tax law, was enacted. The Company has completed its initial evaluation of the provisions of the OBBB Act and has concluded that it did not have a material impact on the Company's income tax provision for the nine months ended September 30, 2026 and year ended December 31, 2025.

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

	September 30, 2026
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	PSLs	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$8,402	$—	$—	$—	$8,402

Commercial and industrial	2,051,420	784,427	1,723,482	206,871	4,766,200
Warehouse purchase program	1,131,888	—	—	—	1,131,888
Real estate:
Construction, land development and other land loans	2,536,779	300,434	1,320,237	94,183	4,251,633
1-4 family residential (includes home equity)	7,298,814	249,620	2,010,362	54,752	9,613,548
Commercial real estate (includes multi-family residential)	4,648,154	704,324	4,875,167	472,562	10,700,207
Farmland	585,951	30,286	105,733	20,897	742,867
Agriculture	299,215	73,385	12,022	5,954	390,576
Consumer and other	335,582	34,373	83,616	1,516	455,087
Total loans held for investment	18,887,803	2,176,849	10,130,619	856,735	32,052,006
Total	$18,896,205	$2,176,849	$10,130,619	$856,735	$32,060,408

	December 31, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	PSLs	PCD Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$14,155	$—	$—	$—	$14,155

Commercial and industrial	1,640,519	529,002	101,750	32,665	2,303,936
Warehouse purchase program	1,304,798	—	—	—	1,304,798
Real estate:
Construction, land development and other land loans	2,468,830	181,271	46,132	45,222	2,741,455
1-4 family residential (includes home equity)	7,513,090	185,707	555,827	5,858	8,260,482
Commercial real estate (includes multi-family residential)	4,483,549	405,063	705,206	182,579	5,776,397
Farmland	558,958	19,240	62,081	21,752	662,031
Agriculture	273,192	81,208	4,821	6,652	365,873
Consumer and other	320,003	50,788	5,435	15	376,241
Total loans held for investment	18,562,939	1,452,279	1,481,252	294,743	21,791,213
Total	$18,577,094	$1,452,279	$1,481,252	$294,743	$21,805,368

At September 30, 2026, total loans were $32.06 billion, an increase of $10.26 billion or 47.0% compared with $21.81 billion at December 31, 2025, primarily due to the Mergers. Loans at September 30, 2026, included $8.4 million of loans held for sale and $1.13 billion of Warehouse Purchase Program loans compared with $14.2 million of loans held for sale and $1.30 billion of Warehouse Purchase Program loans at December 31, 2025. At September 30, 2026, loans represented 59.3% of total assets compared with 56.7% of total assets at December 31, 2025.

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

Nonperforming assets increased $43.0 million to $193.9 million at September 30, 2026 compared with $150.8 million at December 31, 2025. The amount at September 30, 2026 was impacted by nonperforming assets acquired in the Mergers.

The following tables present information regarding nonperforming assets differentiated among originated loans, re-underwritten acquired loans, PSLs and PCD loans, as of the dates indicated:

	September 30, 2026
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	PSLs	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$83,051	$2,563	$24,262	$60,375	$170,251
Accruing loans 90 or more days past due	593	—	187	—	780
Total nonperforming loans	83,644	2,563	24,449	60,375	171,031
Repossessed assets	57	—	—	—	57
Other real estate	6,118	—	14,040	2,626	22,784
Total nonperforming assets	$89,819	$2,563	$38,489	$63,001	$193,872

Nonperforming assets to total loans and other real estate	0.48%	0.12%	0.38%	7.33%	0.60%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.51%	0.12%	0.38%	7.33%	0.63%
Nonaccrual loans to total loans	0.44%	0.12%	0.24%	7.05%	0.53%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.47%	0.12%	0.24%	7.05%	0.55%

	December 31, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	PSLs	PCD Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$95,816	$19,208	$6,016	$16,177	$137,217
Accruing loans 90 or more days past due	317	—	—	—	317
Total nonperforming loans	96,133	19,208	6,016	16,177	137,534
Repossessed assets	—	—	12	—	12
Other real estate	8,845	—	395	4,056	13,296
Total nonperforming assets	$104,978	$19,208	$6,423	$20,233	$150,842

Nonperforming assets to total loans and other real estate	0.56%	1.32%	0.43%	6.77%	0.69%
Nonperforming assets to total loans, excluding Warehouse Purchase Program loans, and other real estate	0.61%	1.32%	0.43%	6.77%	0.74%
Nonaccrual loans to total loans	0.52%	1.32%	0.41%	5.49%	0.63%
Nonaccrual loans to total loans, excluding Warehouse Purchase Program loans	0.55%	1.32%	0.41%	5.49%	0.67%

(1)
There were no nonperforming Warehouse Purchase Program loans or Warehouse Purchase Program lines of credit for the periods presented.

Nonperforming assets were 0.60% of total loans and other real estate at September 30, 2026 and 0.69% of total loans and other real estate at December 31, 2025. The allowance for credit losses on loans as a percentage of total nonperforming loans was 346.1% at September 30, 2026 and 242.7% at December 31, 2025.

Allowance for Credit Losses on Loans

Management has established an allowance for credit losses on loans that it believes is management’s best estimate of current expected losses on the Company’s loan portfolio as of September 30, 2026. The allowance for credit losses is adjusted through charges to earnings in the form of a provision for credit losses.

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

On January 1, 2026, the Company adopted ASU 2025-08 that updates the accounting for purchased loans under ASC 326. Under ASU 2025-08, Non-PCD loans deemed “seasoned” will now be considered PSLs and accounted for using the gross-up approach at acquisition, which was formerly applicable only to PCD loans. PSLs include all loans acquired in a business combination that do not have “more-than-insignificant” deterioration of credit quality since origination. Under ASU 2025-08, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized costs basis, thereby eliminating the immediate recognition of day-one credit loss expense previously required for Non-PCD loans. Accordingly, the initial estimate of expected credit losses recognized in the allowance for credit losses on loans in the Mergers included both PCD loans and PSLs. For the American Merger, the Company recorded an allowance for credit losses on loans of $47.5 million, which included a $27.5 million allowance on PCD loans and a $20.0 million allowance on PSLs. For the Southwest Merger, the Company recorded an allowance for credit losses on loans of $45.1 million, which included a $25.8 million allowance on PCD loans and a $19.3 million allowance on PSLs. For the Stellar Merger, the Company recorded an allowance for credit losses on loans of $213.5 million, which included a $146.1 million allowance on PCD loans and a $67.4 million allowance on PSLs.

The following tables present, as of and for the periods indicated, information regarding the allowance for credit losses on loans differentiated between originated loans and acquired loans. Reported net charge-offs may include those from PSLs and PCD loans, but only if the total charge-off required is greater than the remaining discount.

	As of and for the Nine Months Ended September 30, 2026
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$20,061,385	$7,345,500	$27,406,885
Gross loans outstanding at end of period	$18,896,205	$13,164,203	$32,060,408
Allowance for credit losses on loans at beginning of period	$231,282	$102,460	$333,742
Initial allowance on loans purchased with credit deterioration	—	199,464	199,464
Initial allowance on loans purchased seasoned loans(1)	—	106,674	106,674
Provision for credit losses	14,333	(14,333)	—
Charge-offs:
Commercial and industrial	(31,903)	(13,922)	(45,825)
Real estate and agriculture	(1,843)	(1,659)	(3,502)
Consumer and other	(5,234)	(210)	(5,444)
Recoveries:
Commercial and industrial	1,238	2,128	3,366
Real estate and agriculture	166	1,955	2,121
Consumer and other	1,186	169	1,355
Net charge-offs (2)	(36,390)	(11,539)	(47,929)
Allowance for credit losses on loans at end of period	$209,225	$382,726	$591,951
Ratio of allowance to end of period loans	1.11%	2.91%	1.85%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.18%	2.91%	1.91%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.24%	0.21%	0.23%
Ratio of allowance to end of period nonperforming loans	250.1%	438.0%	346.1%
Ratio of allowance to end of period nonaccrual loans	251.9%	438.9%	347.7%

	As of and for the Nine Months Ended September 30, 2025
	Originated Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$18,235,020	$3,771,590	$22,006,610
Gross loans outstanding at end of period	$18,659,533	$3,368,236	$22,027,769
Allowance for credit losses on loans at beginning of period	$227,238	$124,567	$351,805
Provision for credit losses	16,788	(16,788)	—
Charge-offs:
Commercial and industrial	(5,620)	(762)	(6,382)
Real estate and agriculture	(2,248)	(1,976)	(4,224)
Consumer and other	(4,801)	(271)	(5,072)
Recoveries:
Commercial and industrial	558	1,109	1,667
Real estate and agriculture	470	439	909
Consumer and other	786	137	923
Net charge-offs (2)	(10,855)	(1,324)	(12,179)
Allowance for credit losses on loans at end of period	$233,171	$106,455	$339,626
Ratio of allowance to end of period loans	1.25%	3.16%	1.54%
Ratio of allowance to end of period loans, excluding Warehouse Purchase Program	1.34%	3.16%	1.64%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.08%	0.05%	0.07%
Ratio of allowance to end of period nonperforming loans	365.8%	253.1%	321.0%
Ratio of allowance to end of period nonaccrual loans	367.4%	253.1%	321.8%

(1)
The Company adopted ASU 2025-08 on January 1, 2026.
(2)
There was no net charge-off activity on Warehouse Purchase Program loans during the periods presented.

The Company had gross charge-offs on originated loans of $39.0 million during the nine months ended September 30, 2026. Partially offsetting these charge-offs were recoveries on originated loans of $2.6 million. Gross charge-offs on acquired loans were $15.8 million during the nine months ended September 30, 2026. Offsetting these charge-offs were recoveries on acquired loans of $4.3 million. Total charge-offs for the nine months ended September 30, 2026, were $54.8 million, partially offset by total recoveries of $6.8 million.

The following table shows the allocation of the net charge-offs and net recoveries among various categories of loans as of the dates indicated.

	Nine Months Ended September 30
	2026		2025
	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)	Amount	Ratio of Net Charge-offs (Recoveries) to Average Loans (Annualized)
	(Dollars in thousands)
Balance of net (charge-offs) recoveries applicable to:
Commercial and industrial	$(42,459)	0.21%	$(4,715)	0.03%
Real estate:
Construction, land development and other land loans	(49)	0.00%	125	(0.00%)
1-4 family residential (including home equity)	(1,484)	0.01%	(2,246)	0.01%
Commercial real estate (including multi-family residential)	181	(0.00%)	(1,248)	0.01%
Agriculture (includes farmland)	(29)	0.00%	54	(0.00%)
Consumer and other	(4,089)	0.02%	(4,149)	0.03%
Total net (charge-offs) recoveries	$(47,929)	0.23%	$(12,179)	0.07%

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

	September 30, 2026
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	PSLs	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$39,549	$20,721	$37,839	$70,930	$169,039	15.4%
Real estate	151,920	14,700	83,637	138,174	388,431	79.4%
Agriculture and agriculture real estate	10,084	1,807	985	11,286	24,162	3.7%
Consumer and other	7,672	551	1,217	879	10,319	1.5%
Total allowance for credit losses on loans	$209,225	$37,779	$123,678	$221,269	$591,951	100.0%

	December 31, 2025
		Acquired Loans
	Originated Loans	Re-Underwritten Acquired Loans	PSLs	PCD Loans	Total Allowance	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial	$45,778	$24,461	$2,267	$5,433	$77,939	11.2%
Real estate	168,799	10,279	12,813	31,773	223,664	81.9%
Agriculture and agriculture real estate	9,724	2,005	543	11,166	23,438	5.0%
Consumer and other	6,981	1,636	81	3	8,701	1.9%
Total allowance for credit losses on loans	$231,282	$38,381	$15,704	$48,375	$333,742	100.0%

(1)
Loans outstanding as of a percentage of total loans, excluding Warehouse Purchase Program loans.

The allowance for credit losses on loans totaled $592.0 million at September 30, 2026 compared with $333.7 million at December 31, 2025, an increase of $258.2 million or 77.4%. The increase in the allowance for credit losses on loans during this period was due to the Mergers, with $47.5 million attributable to the American Merger, $45.1 million attributable to the Southwest Merger, and $213.5 million attributable to the Stellar Merger. The allowance for credit losses on loans totaled 1.85% and 1.53% of total loans at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026, $209.2 million of the allowance for credit losses on loans was attributable to originated loans, a decrease of $22.1 million or 9.5% compared with $231.3 million of the allowance at December 31, 2025. At September 30, 2026, $37.8 million of the allowance for credit losses on loans was attributable to re-underwritten acquired loans compared with $38.4 million of the allowance at December 31, 2025, a decrease of $602 thousand or 1.6%. At September 30, 2026, $123.7 million of the allowance for credit losses on loans was attributable to PSLs compared with $15.7 million of the allowance at December 31, 2025, an increase of $108.0 million or 687.6%. At September 30, 2026, $221.3 million of the allowance for credit losses on loans was attributable to PCD loans compared with $48.4 million of the allowance at December 31, 2025, an increase of $172.9 million or 357.4%.

At September 30, 2026, the Company had $146.3 million of total outstanding accretable discounts on PSLs and PCD loans. The Company believes that the allowance for credit losses on loans at September 30, 2026 is adequate to cover expected losses that may be realized from the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods, which losses could be substantial in relation to the size of the allowance at September 30, 2026.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancelable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of September 30, 2026 and December 31, 2025, the Company had $37.6 million in allowance for credit losses on off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is a separate line item on the Company’s consolidated balance sheet.

Securities

The carrying cost of securities totaled $13.63 billion at September 30, 2026 compared with $10.61 billion at December 31, 2025, an increase of $3.02 billion or 28.5%. At September 30, 2026, securities represented 25.2% of total assets compared with 27.6% of total assets at December 31, 2025.

The amortized cost and fair value of investment securities were as follows:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$55,279	$2,984	$—	$58,263
Collateralized mortgage obligations	261,307	70	(4,360)	257,017
Mortgage-backed securities	177,753	153	(2,021)	175,885
Total	$494,339	$3,207	$(6,381)	$491,165
Held to Maturity
U.S. Government agencies	$2,470	$—	$(9)	$2,461
States and political subdivisions	179,147	139	(9,806)	169,480
Corporate debt securities	12,000	—	(660)	11,340
Collateralized mortgage obligations	575,622	1	(33,692)	541,931
Mortgage-backed securities	12,373,121	74	(1,242,052)	11,131,143
Total	$13,142,360	$214	$(1,286,219)	$11,856,355

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
Corporate debt securities	$7,935	$2,518	$—	$10,453
Collateralized mortgage obligations	209,689	5	(2,250)	207,444
Mortgage-backed securities	120,948	85	(733)	120,300
Total	$338,572	$2,608	$(2,983)	$338,197
Held to Maturity
U.S. Government agencies	$6,032	$78	$(70)	$6,040
States and political subdivisions	69,221	249	(1,347)	68,123
Corporate debt securities	12,000	—	(1,020)	10,980
Collateralized mortgage obligations	223,675	1,010	(12,177)	212,508
Mortgage-backed securities	9,964,300	9,070	(837,656)	9,135,714
Total	$10,275,228	$10,407	$(852,270)	$9,433,365

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

As of September 30, 2026, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to changes in market interest rates and spread relationships since the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2026, management believes that there is no potential for credit losses on available for sale securities.

Held to maturity securities. The Company’s held to maturity investments include mortgage-related bonds issued by either the Government National Mortgage Corporation (“Ginnie Mae”), Fannie Mae or Federal Home Loan Mortgage Corporation (“Freddie Mac”). Ginnie Mae-issued securities are explicitly guaranteed by the U.S. government, while Fannie Mae- and Freddie Mac-issued securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States. The Company’s held to maturity securities also include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities located in Texas. The Company’s investment in municipal securities is exposed to credit risk. The securities are highly rated by major rating agencies and regularly reviewed by management. A significant portion are guaranteed or insured by either the Texas Permanent School Fund or Build America Mutual. As of September 30, 2026, the Company’s municipal securities represent 1.3% of the securities portfolio. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Accordingly, as of September 30, 2026, management believes that there is no potential for material credit losses on held to maturity securities.

Deposits

Total deposits were $41.23 billion at September 30, 2026 compared with $28.48 billion at December 31, 2025, an increase of $12.75 billion or 44.8%, primarily due to the Mergers. Total noninterest-bearing deposits were $13.84 billion at September 30, 2026 compared with $9.47 billion at December 31, 2025, an increase of $4.37 billion or 46.2%. Interest-bearing deposits were $27.39 billion at September 30, 2026 compared with $19.01 billion at December 31, 2025, an increase of $8.38 billion or 44.0%.

Average deposits for the nine months ended September 30, 2026 were $35.21 billion, an increase of $7.44 billion or 26.8% compared with $27.76 billion for the nine months ended September 30, 2025. The ratio of average interest-bearing deposits to total average deposits was 67.2% and 65.8% during the first nine months of 2026 and 2025, respectively.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Nine Months Ended September 30,
	2026		2025
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$6,801,192	1.13%	$4,894,289	0.73%
Regular savings	2,773,061	0.51%	2,663,604	0.71%
Money market savings	8,938,716	2.46%	6,312,877	2.63%
Certificates, IRAs and other time deposits	5,146,332	3.20%	4,405,329	3.65%
Total interest-bearing deposits	23,659,301	2.01%	18,276,099	2.09%
Noninterest-bearing demand deposits	11,546,649		9,487,984
Total deposits	$35,205,950	1.35%	$27,764,083	1.37%

(1)
Annualized and based on average balances on an actual 365-day basis for the nine months ended September 30, 2026, and 2025.

Borrowings and Subordinated Debt

The following table presents the Company’s borrowings and subordinated debt as of the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
FHLB advances	$2,400,000	$1,950,000
Securities sold under repurchase agreements	204,761	201,216
Subordinated notes (1)	61,000	—
Junior subordinated debentures	11,341	—
Total	$2,677,102	$2,151,216

(1)
Includes a $9.0 million elimination related to the Company’s portion of investment in American and Southwest subordinated notes which were acquired in the Stellar Merger.

FHLB advances and long-term notes payable

The Company has an available line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2026, the Company had total borrowing capacity of $8.81 billion under this line. FHLB advances of $2.40 billion were outstanding at September 30, 2026 with a weighted average interest rate of 4.01%. At September 30, 2026, the Company had no FHLB long-term notes payable balance outstanding.

Securities sold under repurchase agreements

At September 30, 2026, the Company had $204.8 million in securities sold under repurchase agreements with banking customers compared with $201.2 million at December 31, 2025, an increase of $3.5 million or 1.8%. Repurchase agreements are generally settled on the following business day. All securities sold under repurchase agreements are collateralized by certain pledged securities.

Subordinated notes

On January 1, 2026, in connection with the American Merger, the Company assumed the obligations related to $35.0 million of Fixed-to-Floating Rate Subordinated Notes that mature on December 29, 2031. The subordinated notes, which qualify as Tier 2 capital for regulatory purposes, are payable quarterly in arrears at an annual floating rate equal to three-month term SOFR as determined for the applicable period, plus 2.50%. The Company may, at its option, beginning on the first repricing date and on any scheduled interest payment date thereafter, redeem the subordinated notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount being redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Any partial redemption will be made pro rata among all of the holders. The subordinated notes are subordinated in right of payment to all of the Company’s existing and future senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company’s subsidiaries. At September 30, 2026, the balance includes a $4.0 million elimination related to the Company’s portion of investment in American subordinated notes which was acquired in the Stellar Merger.

On February 1, 2026, in connection with the Southwest Merger, the Company assumed the obligations related to $35.0 million of Fixed-to-Floating Rate Subordinated Notes that mature on June 15, 2032. The subordinated notes, which qualify as Tier 2 capital for regulatory purposes, have a fixed rate of interest of 5.00% until 2027 followed by a floating rate interest based on three-month term SOFR plus 255 basis points. The Company may, at its option, beginning on June 15, 2027, and on any scheduled interest payment date thereafter, redeem the subordinated notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount being redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Any partial redemption will be made pro rata among all of the holders. In addition, the Company may redeem all or a portion of the subordinated notes at any time upon the occurrence of a Tier 2 capital event, tax event or investment company event as defined in the agreement. The subordinated notes are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company’s subsidiaries. At September 30, 2026, the balance includes a $5.0 million elimination related to the Company’s portion of investment in Southwest subordinated notes which was acquired in the Stellar Merger.

Junior Subordinated Debentures

On January 1, 2026, in connection with the American Merger, the Company assumed the obligation related to $6.2 million in floating rate junior subordinated debentures and trust preferred securities that mature on April 7, 2034. The junior subordinated debentures, which qualify as Tier 2 capital for regulatory purposes, have a floating rate based on the three-month Term Secured Overnight Financing Rate (“SOFR”) plus 2.85%. In March 2026, the Company gave irrevocable notice of its intent to redeem the junior subordinated debentures and trust preferred securities and they were redeemed on April 7, 2026.

On July 1, 2026, in connection with the Stellar Merger, the Company assumed the obligation related to $7.7 million in floating rate junior subordinated debentures and trust preferred securities that mature on November 8, 2033, and $3.6 million in floating rate junior subordinated debentures and trust preferred securities that mature on July 7, 2035. The junior subordinated debentures, which qualify as Tier 2 capital for regulatory purposes, have a floating rate equal to three-month term SOFR plus a spread adjustment. In July 2026, the Company gave irrevocable notice of its intent to redeem the $3.6 million in junior subordinated debentures and trust preferred securities and they were redeemed on October 7, 2026.

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

The Company has an available line of credit with the FHLB, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2026, the Company had total borrowing capacity of $8.81 billion under this line. FHLB advances of $2.40 billion were outstanding at September 30, 2026 with a weighted average interest rate of 4.01%. At September 30, 2026, the Company had no FHLB long-term notes payable balance outstanding.

The Company has the ability to borrow on a collateralized basis from the Federal Reserve Discount Window. The discount window allows depository institutions to manage liquidity on a short-term basis and borrowings are usually no longer than 90 days. As of September 30, 2026, the Company had $11.69 billion available in borrowings with no borrowings outstanding.

The Company has available access to purchase funds from correspondent banks, which has been utilized on occasion to take advantage of investment opportunities, however, the Company does not generally rely on this external funding source.

As of September 30, 2026, the Company had outstanding $6.93 billion in commitments to extend credit, $181.7 million in commitments associated with outstanding standby letters of credit and $1.14 billion in commitments associated with unused capacity on Warehouse Purchase Program loans. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2026, the Company had cash and cash equivalents of $2.36 billion compared with $1.75 billion at December 31, 2025, an increase of $615.0 million or 35.2%. The change was primarily due to a decrease in loans of $961.0 million, net cash provided by operating activities of $662.8 million, net cash provided by the Mergers of $581.0 million and net proceeds from other short-term borrowings of $450.0 million, partially offset by an increase in net purchases of investment securities of $1.40 billion, a decrease in deposits of $343.0 million, payment of cash dividends of $193.1 million and repurchase of common stock of $102.6 million.

Share Repurchases

On January 26, 2026, Bancshares announced a stock repurchase program under which it could repurchase up to 5%, or approximately 4.9 million shares, of its outstanding common stock over a one-year period expiring on January 26, 2027, at the discretion of management. Under the stock repurchase program, Bancshares may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. Repurchases under this program may also be made in transactions outside the safe harbor during a pending merger, acquisition or similar transaction. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Shares of stock repurchased are held as authorized but unissued shares. Bancshares is not obligated to purchase any particular number of shares, and Bancshares may suspend, modify or terminate the program at any time and for any reason without prior notice. Bancshares repurchased approximately 457 thousand shares of its common stock at an average weighted price of $69.62 per share for a total of $31.8 million during the three months ended September 30, 2026 and approximately 1.5 million shares of its common stock at an average weighted price of $68.63 per share for a total of $102.6 million during the nine months ended September 30, 2026.

Contractual Obligations and Off-Balance Sheet Arrangements

Leases

The Company’s leases relate primarily to operating leases for office space and banking centers. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of 1 to 15 years, which may include the option to extend the lease when it is reasonably certain for the Company to exercise that option. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental collateralized borrowing rate to determine the present value of lease payments. Short-term leases and leases with variable lease costs are immaterial, and the Company has one sublease arrangement. Sublease income was $886 thousand and $856 thousand for the three months ended September 30, 2026 and 2025, respectively, and $2.6 million and $2.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, operating lease ROU assets and lease liabilities were approximately $41.9 million. ROU assets and lease liabilities were classified as other assets and other liabilities, respectively.

As of September 30, 2026, the weighted average of remaining lease terms of the Company’s operating leases was 5.6 years. The weighted average discount rate used to determine the lease liabilities as of September 30, 2026 for the Company’s operating leases was 3.8%. Cash paid for the Company’s operating leases was $3.7 million and $2.9 million for the three months ended September 30, 2026 and 2025, respectively, and $11.2 million and $8.7 million for each of the nine months ended September 30, 2026, and 2025, respectively. During the nine months ended September 30, 2026, the Company obtained $21.8 million in ROU assets in exchange for lease liabilities for 29 operating leases, of which $18.6 million in ROU assets and 21 operating leases were related to the Mergers.

The Company’s future undiscounted cash payments associated with its operating leases as of September 30, 2026 are summarized below (dollars in thousands).

Remaining 2026	$4,026
2027	13,491
2028	10,337
2029	6,887
2030	4,805
2031	3,269
Thereafter	11,795
Total undiscounted lease payments	$54,610

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

The Company’s commitments associated with outstanding standby letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit expiring by period as of September 30, 2026 are summarized below. Since commitments associated with letters of credit, unused capacity on Warehouse Purchase Program loans and commitments to extend credit may expire unused, the amounts shown may not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$164,100	$14,758	$2,864	$26	$181,748
Unused capacity on Warehouse Purchase Program loans	1,140,112	—	—	—	1,140,112
Commitments to extend credit	2,740,723	2,018,615	776,933	1,391,451	6,927,722
Total	$4,044,935	$2,033,373	$779,797	$1,391,477	$8,249,582

Allowance for Credit Losses on Off-balance Sheet Credit Exposures.

The Company records an allowance for credit losses on off-balance sheet credit exposure that is adjusted through an entry to provision for credit losses on the Company’s consolidated statement of income. At September 30, 2026, and December 31, 2025, this allowance, reported as a separate line item on the Company’s consolidated balance sheet, totaled $37.6 million.

Capital Resources

Total shareholders’ equity was $9.76 billion at September 30, 2026 compared with $7.62 billion at December 31, 2025, an increase of $2.14 billion or 28.1%. The increase was primarily the result of the common stock issuance in connection with the Stellar Merger of $1.41 billion, common stock issuance in connection with the American Merger of $306.8 million, common stock issuance in connection with the Southwest Merger of $282.6 million, net income of $426.3 million and stock based compensation expense of $10.9 million, partially offset by dividend payments of $193.1 million and stock repurchase of $102.6 million.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of September 30, 2026, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of September 30, 2026:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of September 30, 2026
The Company
CET1 capital (to risk-weighted assets)	4.50%		7.00%	N/A	13.45%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	N/A	13.45%
Total capital (to risk-weighted assets)	8.00%		10.50%	N/A	14.80%
Tier 1 capital (to average assets) (leverage)	4.00%	(1)	4.00%	N/A	9.85%

The Bank
CET1 capital (to risk-weighted assets)	4.50%		7.00%	6.50%	12.68%
Tier 1 capital (to risk-weighted assets)	6.00%		8.50%	8.00%	12.68%
Total capital (to risk-weighted assets)	8.00%		10.50%	10.00%	13.83%
Tier 1 capital (to average assets) (leverage)	4.00%	(2)	4.00%	5.00%	9.29%

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None.

b. None.

c. The following table details the Company’s repurchases of shares of its common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)
July 1 - July 31, 2026	—	$—	—	3,839,951
August 1 - August 31, 2026	—	—	—	3,839,951
September 1 - September 30, 2026	457,234	69.62	457,234	3,382,717
Total	457,234	$69.62	457,234

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

ITEM 5. OTHER INFORMATION

c. Insider Trading Arrangements and Policies.

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) with respect to Bancshares common stock.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2019 (File No. 001-35388))

4.1	Form of certificate representing shares of Bancshares common stock (incorporated herein by reference to Exhibit 4 to the Registration Statement)

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (formatted as Inline XBRL and contained in Exhibits 101)

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

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 11/9/2026	/S/ DAVID ZALMAN
David Zalman
Senior Chairman and Chief Executive Officer

Date: 11/9/2026	/S/ ASYLBEK OSMONOV
Asylbek Osmonov
Chief Financial Officer